Form 10-Q
period 1995-03-31
MARGO NURSERY FARMS INC
filed 1995-05-15
CIK 808493

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended MARCH 31, 1995


[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


                         COMMISSION FILE NO. 0-15336

                          MARGO NURSERY FARMS, INC.
                A FLORIDA CORPORATION - I.R.S. NO. 59-2807561

                   ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                           ROAD 690, KILOMETER 5.8
                        VEGA ALTA, PUERTO RICO  00692


                        REGISTRANT'S TELEPHONE NUMBER:

                                (809) 883-2570

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                           YES  X       NO
                               ---         ---

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of May 13, 1995.



Total Pages in Report: 21                                      Exhibit Index: 19

                  MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                  FOR THE FIRST QUARTER ENDED MARCH 31, 1995


                              TABLE OF CONTENTS







                                    PART I
                                    ------
                                                            Page
                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

          Consolidated Balance Sheets                        3

          Consolidated Statements of Operations              4

          Consolidated Statement of Shareholders'
            Equity                                           5

          Consolidated Statements of Cash Flows              6

          Notes to Consolidated Financial Statements         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION             10
          -------------------------------------



                                   PART II
                                   -------

ITEM 1.  LEGAL PROCEEDINGS                                  16
         -----------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    19
         -------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   19
         --------------------------------


                                  SIGNATURES
                                  ----------


                  MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)




                                    ASSETS
                                    ------
                                                                1995            1994
                                                             -----------    -----------
Current Assets:
  Cash and equivalents                                       $ 1,584,501    $ 1,871,931
  Short term investments                                         500,000        710,359
  Restricted cash                                              6,458,103      6,375,847
  Accounts receivable, net                                       869,276        730,111
  Inventories                                                  2,202,035      2,019,732
  Prepaid expenses and other current assets                      148,717        186,314
                                                             -----------    -----------

    Total current assets                                      11,762,632     11,894,294

Property and equipment, net                                    3,652,295      3,504,641
Notes receivable                                                 435,671        448,790
Other assets                                                      78,124         82,932
                                                             -----------    -----------

    Total assets                                             $15,928,722    $15,930,657
                                                             ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current portion of long-term debt                          $ 3,649,519    $ 3,647,353
  Notes payable                                                1,000,000      1,200,000
  Accounts payable                                               233,694        255,285
  Accrued expenses                                             1,238,775      1,195,911
  Income taxes payable                                            14,829         14,829
                                                             -----------    -----------

    Total current liabilities                                  6,136,817      6,313,378

Long-term debt                                                   370,028        372,424
                                                             -----------    -----------

    Total liabilities                                          6,506,845      6,685,802
                                                             -----------    -----------

Commitments and contingencies                                       -             -

Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
   shares authorized; 1,915,122 shares issued,
   and 1,895,322 shares outstanding                                1,915          1,915
  Additional paid-in capital                                   4,637,706      4,637,706
  Retained earnings                                            4,840,251      4,663,229
  Treasury stock, 19,800 common shares, at cost                  (48,788)       (48,788)
  Foreign currency translation loss                               (9,207)        (9,207)
                                                             -----------    -----------

    Total shareholders' equity                                 9,421,877      9,244,855
                                                             -----------    -----------

    Total liabilities and shareholders' equity               $15,928,722    $15,930,657
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months ended March 31, 1995 and 1994
                                  (Unaudited)



                                                                 1995           1994
                                                              ----------     ----------
Net sales                                                     $1,300,803     $  835,903

Cost of sales                                                    699,024        421,354
                                                              ----------     ----------

  Gross profit                                                   601,779        414,549

Selling, general and administrative
 expenses                                                        470,870        414,767
                                                              ----------     ----------

  Income (loss) from operations                                  130,909           (218)
                                                              ----------     ----------

Other income (expense):
  Interest income                                                112,993         57,483
  Interest expense                                              (110,791)       (85,801)
  Litigation expenses                                            (83,816)           -
  Litigation settlement                                          120,000            -
  Gain relating to Hurricane Andrew
    after insurance proceeds                                         -          309,439
  Miscellaneous income                                             7,727         52,555
                                                              ----------      ---------

                                                                  46,113        333,676
                                                              ----------     ----------

Income before provision for income tax                           177,022        333,458

Provision for income tax                                            -           104,000
                                                              ----------     ----------

  Net income                                                  $  177,022     $  229,458
                                                              ==========     ==========


Net income per common share                                   $     0.09     $     0.12
                                                              ==========     ==========

Weighted average number of common shares                       1,895,322      1,895,322
                                                              ==========     ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three Months ended March 31, 1995
                                  (Unaudited)




                                Common        Common    Additional         Cumulative
                                stock         stock      paid-in      Retained    Treasury    Translation
                                shares        amount     capital      earnings     stock      adjustment      Total
                              ---------      --------  -----------   ----------  ---------    ----------    ----------
Balance at December 31,1994   1,895,322       $1,915   $4,637,706   $4,663,229   ($48,788)     ($9,207)     $9,244,855

Net income                         -            -            -         177,022        -            -           177,022
                              ---------       ------   ----------   ----------    -------      -------      ----------

Balance at March 31,1995      1,895,322      $1,915    $4,637,706   $4,840,251   ($48,788)     ($9,207)     $9,421,877
                              =========      ======    ==========   ==========    =======      =======      ==========



See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)



                                                                         1995            1994
                                                                      ----------      ----------
Cash flows used in operating activities:
  Net income                                                         $  177,022     $  229,458
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                        64,378         63,437
    Decrease in deferred income taxes, net                                  -          104,000
    Gain relating to Hurricane Andrew after insurance
      proceeds                                                              -         (309,439)
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                              (139,165)      (156,169)
      Inventories                                                      (182,303)      (490,115)
      Prepaid expenses and other current assets                          37,597        (23,532)
      Collection of advances from shareholder                               -           88,267
      Other assets                                                        4,808           (143)
      Accounts payable                                                  (21,591)        37,047
      Accrued expenses                                                   42,864        (26,520)
                                                                     ----------     ----------

    Net cash used in operating activities                               (16,390)      (483,709)
                                                                     ----------     ----------

Cash flows used in investing activities:
  Proceeds on insurance claims from Hurricane Andrew                        -          309,439
  Decrease (increase) in short term investments                         210,359         (5,090)
  Increase in restricted cash                                           (82,256)       (29,050)
  Additions to property, plant and equipment                           (212,032)      (439,489)
  Collection of notes receivable                                         13,119           -
                                                                     ----------     ----------

  Net cash used in investing activities                                 (70,810)      (164,190)
                                                                     ----------     ----------

Cash flows used in financing activities:
  Repayment of short-term borrowings                                   (200,000)           -
  Repayment of long-term debt                                              (230)          (637)
                                                                     ----------     ----------

    Net cash used in financing activities                              (200,230)          (637)
                                                                     ----------     ----------

Net decrease in cash                                                   (287,430)      (648,536)
Effect of change in exchange rates on cash                                 -              (214)
Cash and cash equivalents at beginning of period                      1,871,931      2,615,096
                                                                     ----------     ----------

Cash and cash equivalents at end of period                           $1,584,501     $1,966,346
                                                                     ==========     ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)


Note 1 - Basis of Presentation

         These interim consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly owned subsidiaries, Margo Landscaping and Design, Inc. ("Margo Landscaping") and Margo Bay Farms, Inc. ("Bay Farms").

         These interim consolidated financial statements are unaudited, but include all adjustments that, in the opinion of management, are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods covered. These statements have been prepared in accordance with the United States Securities and Exchange Commission's instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with generally accepted accounting principles.

         The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1995. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Note 2 - Restricted Cash

         During 1991, one of the Company's principal lenders commenced litigation against the Company due to the Company's non-compliance with several covenants under a modified loan agreement. In connection with the settlement of a tort claim, the Company was required to place $4,000,000 of the settlement proceeds in an escrow account. In connection with the settlement of the Company's insurance claims arising from Hurricane Andrew, the Company was required to deposit $1,970,435 (less court costs of $19,677) with the court.
At March 31, 1995 and December 31, 1994, these amounts are as follows:

          Description                          1995            1994
- - -------------------------------             ----------      ----------
Proceeds from the settlement of
 tort claim, including interest             $4,362,438      $4,300,650
Proceeds from Hurricane Andrew,
 including interest                          2,095,665       2,075,197
                                            ----------      ----------

                                            $6,458,103      $6,375,847
                                            ==========      ==========

Note 3 - Notes Receivable

         During 1994, the Company had a note receivable with an outstanding principal balance of $996,962, from the sale in March of 1993, of Cariplant to Altec International, C. por A. ("Altec"), another Dominican Republic company. The note was originally due in 180 equal monthly installments of $9,638, including interest at 8%, through April 2008. The note is secured by the common stock and personal guarantee of the major shareholder of Cariplant.

         From the inception of the note, the Company received six payments through October 1993. Since then, Altec has been unable to meet its obligation. As of March 31, 1995, the Company is in process of obtaining a mortgage on Cariplant's property and equipment, as well as negotiating a modification of the repayment terms of the outstanding unpaid principal balance of $996,962.

         Company management anticipates that Altec will accept the modification. However, due to the unfavorable collection experience since October 1993, as well as the current difficulties of operating in the Dominican Republic, at December 31, 1994 Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment. The write-down, amounting to $680,962 was included as other expense in the consolidated statements of operations for the year ended December 31, 1994.

         At March 31, 1995 and December 31, 1994, notes receivable included the following:

          Description                         1995            1994
- - -----------------------------------         --------        --------
Note receivable from Altec                  $302,881        $316,000

10% note, due October 1996,
 collateralized by real property              23,918          23,918

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1995)       108,872         108,872
                                            --------        --------

                                            $435,671        $448,790
                                            ========        ========

Note 4 - Property and Equipment

                 At March 31, 1995 and December 31, 1994 property and equipment consisted of the following:


           Description                      1995             1994
- - ---------------------------------        ----------       ----------
Land and land improvements               $  859,380       $  859,380
Buildings                                   198,646          196,877
Equipment and fixtures                    1,139,753        1,105,629
Transportation equipment                    571,490          531,439
Stock Plants                                 97,277           97,277
Leasehold improvements                    1,314,366        1,068,793
Construction in progress                    300,474          409,959
                                         ----------       ----------
                                          4,481,386        4,269,354
Less accumulated depreciation and
  amortization                             (829,091)        (764,713)
                                         ----------       ----------

                                         $3,652,295       $3,504,641
                                         ==========       ==========


Note 5 - Net Income per Common Share

         Net income (loss) per share of common stock is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the relevant periods.


Note 6 - Supplemental Disclosures for the Consolidated Statements of Cash Flows

         Other cash flow transactions for the three months ended March 31, 1995 include interest payments of approximately $23,300. No income tax payments have been made for the three months ended March 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


         Margo Nursery Farms, Inc. and its subsidiaries, Margo Landscaping & Design, Inc. ("Margo Landscaping") and Margo Bay Farms, Inc.("Bay Farms"), are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company has historically sold its products to wholesalers, retailers, interiorscapers, landscapers, builders, plant leasing companies and other growers located throughout the United States, the Caribbean, Canada and Europe. The Company is also engaged in sales of lawn and garden products (principally plastic pots, terracotta pottery and potting soils) and also provides landscaping design and installation services.

PRESENT OPERATIONS

         The Company conducts operations in Puerto Rico and South Florida. These operations are described below:

Puerto Rico Operations

         The Company's operation in Puerto Rico is conducted at a 119 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and the principal shareholders of the Company. The Company's products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs and ground covers. Its customers are primarily located in Puerto Rico and the Caribbean.

         As a bona fide agricultural enterprise, the Company enjoys a 90% tax deduction for Puerto Rico income taxes from income derived from its production for sales in Puerto Rico. It has also been granted a 90% tax exemption from Puerto Rico income taxes for income derived from its export sales. The Company also receives credits for certain federal income taxes under Section 936 of the Internal Revenue Code.

         In January 1993, the Company formed a new wholly-owned subsidiary, Margo Landscaping and Design, Inc. to continue its landscaping business. Margo Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including landscape design and installation. Margo Landscaping is also engaged in sales of plastic and terracotta pottery, as well as lawn and garden products.

South Florida Operations

         The South Florida operation conducted through Bay Farms consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. This farm is owned by Bay Farms. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. Prior to Hurricane Andrew, this farm produced a large variety of palms, ficus, dracaena, aglonema and scheffelera. These plants were sold to wholesalers, retailers and other customers located throughout the United States, Canada and Western Europe. The Company's products were primarily utilized for interior and exterior landscaping of office buildings, shopping malls, hotels, other commercial sites and private residences. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are now back in production. During 1994, South Florida resumed sales, on a limited basis.

FUTURE OPERATIONS

         The Company's main focus continues in Puerto Rico. The Board has concluded that the Company should concentrate its economic and managerial resources in expanding its operations in Puerto Rico, and in rebuilding a portion of its operations in South Florida. The Board concluded that these operations present attractive opportunities for the future. In Puerto Rico, the Board believes that the Company should continue to exploit its advantage as one of the largest, full service nurseries in the region. In South Florida, the Board believes that demand for the Company's products may continue to increase (on a limited basis) depending on market conditions and competition.

         In Puerto Rico, the Company has achieved a history of good margins because of the variety and quality of its inventory. The Company believes that it can increase its sales and margins by continued investment in a larger and more sophisticated facility and by increasing the size and variety of its inventory. Based on the foregoing, during 1994, the Company substantially expanded its growing facilities in Puerto Rico by leasing approximately 27 more acres adjacent to its nursery facilities. As of March 31, 1995, the Company is in the process of completing this tract of land for additional production. The Company is also engaged in production and sales of bedding plants and annuals which will continue to provide increased sales. The Company has become a supplier to Wal-Mart Stores, which entered the Puerto Rico market in 1992 with two stores. Wal-Mart presently has five stores and has announced plans to open ten additional stores during 1995 and 1996. The Company is also a supplier for Builders Square which has five stores and announced plans to open one more store during 1995.

         Among various landscaping projects that Margo Landscaping obtained for 1994, was a contract with Calzadilla Construction Corporation ("Calzadilla") to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately

$550,000. During December 1994, the U.S. Coast Guard determined that Calzadilla would not be able to perform under the terms of their contract, and terminated Calzadilla as general contractor. The U.S. Coast Guard turned to Calzadilla's surety to fulfill its obligations under the performance and payment bonds issued for the project. Calzadilla's surety is currently in process of awarding the remainder of the project to another contractor. Despite the change in general contractor, Company management anticipates that Margo Landscaping may still have an opportunity to subcontract the landscaping for this project, however it is uncertain at this time.

         During the third quarter of 1993, Margo Landscaping commenced with sales of hard goods, principally Italian terracotta pottery. During 1994, sales of plastic pottery proved to have a high demand. During the first quarter of 1995, Margo Landscaping became involved in the sale of planting media which includes bagged potting soil, peat moss, cypress mulch, pine bark nuggets, etc. Management anticipates that sales of hard goods may significantly increase the Company's sales volume for 1995.

         In South Florida, the Board decided to rebuild a portion of the Company's facilities and resume limited production and marketing of plants. In this regard the Company has a 3.9 acre saran house, a 20,000 square foot propagation house, and has completed construction of a 16 acre parcel for plant production. During 1994, the South Florida operation resumed sales on a limited basis. The Company intends to carefully monitor the viability of the South Florida operation, particularly in light of the difficulties in obtaining low cost labor in South Florida and rising insurance costs. The Company is optimistic that demand for tropical plants will remain strong in South Florida and that the Company will be able to increase its sales to its former customers. If the demand for the Company's plants is sufficient, the Company will continue to rebuild its nursery farm and expand production in Florida.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS OF 1995 AND 1994

         During the first three months of 1995, the Company had net income of approximately $177,000, or $.09 per share, compared to $229,000 for the same period in 1994, or $.12 per share.

Sales

         The Company's consolidated net sales for the first three months of 1995 were approximately $1,301,000, compared to $836,000 for the same period in 1994, or an increase of approximately 57%. Sales for the first quarters of 1995 and 1994 represent sales made by the Puerto Rico and South Florida. The increase in sales for 1995 when compared to 1994, is due to increased sales of ornamental and bedding plants, plastic and terracotta pottery as well as lawn and garden products whose related sales commenced during 1995.

Gross Profits

         The Company's gross profit for the first quarter of 1995 was 46.3% compared to 49.6% for 1994, or a decrease of 3.3%. This decrease in gross profit is due to the effect of a drought that affected Puerto Rico and the northeast Caribbean from April through September of 1994. Potted ornamental plants receive monthly allocations of chemicals and fertilizers, direct labor and overhead costs as part of their maintenance. When turnover is reduced, plants absorb more costs resulting in reduced gross profit. During the three months ended March 31, 1995, the Company's sales included potted plants from the drought period which had higher maintenance costs, and thus diluted the more favorable gross profit of newer plants sold during the period. Although the drought eased temporarily, rain has continued to fall at below normal rates, and water rationing has been resumed in large parts of Puerto Rico, including the San Juan Metropolitan area. If heavy rains do not begin soon, water rationing which could further negatively impact margins and gross profits.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses (SG&A) were approximately $471,000 and $415,000 for the first quarters of 1995 and 1994, respectively or an increase of 13.5%. The increase for 1995 is principally due to increases in selling, shipping and warehousing expenses when compared to the first three months of 1994 (in order to provide increased sales). As a result of increased sales during the first three months of 1995, SG&A as a percentage of sales decreased to 36% when compared to 50% for the same period in 1994.

Other Income and Expenses

         The Company earned interest income of $113,000 for the first three months of 1995, compared to $57,000 in 1994. The 98% increase in interest income for 1995 is due to higher yields obtained from amounts invested (principally restricted cash) during the first three months of 1995.

         Interest expense for the first three months of 1995 was $111,000 compared to $86,000 for the same period in 1994. The 29% increase is the result of increased outstanding short term borrowings during the first three months of 1995, together with increased borrowings rates when compared to the same period in 1994.

         Litigation expenses represent legal fees incurred in connection with ongoing litigation and will vary depending on developments on each particular case and the time incurred by the Company's legal counsel.

         Litigation settlement of $120,000, net of expenses, for the first three months of 1995 represents amounts to be received from the Puerto Rico Department of Agriculture under a Settlement Agreement dated May 1, 1995 relating to litigation dating to 1991.

         During the three months ended March 31, 1994, the Company received $309,439 from its insurers as a result of losses sustained at the Company's South Florida facilities from Hurricane Andrew in August 1992. At March 31, 1995, the Company did not have any pending claims arising from Hurricane Andrew.

FINANCIAL CONDITION

         The Company's financial condition at March 31, 1995 remains comparable with December 31, 1994. The Company's current ratio continues to be strong, with a ratio of 1.9 to 1 at March 31, 1995, and at December 31, 1994. The Company believes it has adequate resources to meet its current liquidity and capital requirements, including its principal liability of $4,664,000 (including accrued interest of $1,071,000 computed at a rate which approximates the annual borrowing rate) in debt currently subject to litigation with its principal lender, First Union National Bank of Florida.

         For the first three months of 1995, the Company has invested approximately $212,000 to improve and acquire additional plant and equipment in Puerto Rico and South Florida (on a smaller scale). This is on line with the Board's continued intent to become the largest grower and distributor of tropical and flowering plants in the Caribbean.

         Despite the fact that the additional 27 acres at the Puerto Rico facility were not all in production during the first quarter of 1995, the Company increased its production inventory by $182,000 in order to meet the increased demand it will have during 1995 with the additional openings of national chain stores at various sites in Puerto Rico.

         The Company's liabilities at March 31, 1995 remain comparable with that at December 31, 1994, with bank debt subject to litigation representing approximately 72% and 69% of total liabilities, respectively.

         Stockholders' equity at March 31, 1995 increased due to results of operations for the first quarter. There were no dividends declared nor issuance of capital stock.

Current Liquidity and Capital Resources

         The Company is presently current on all its obligations except certain bank debt in litigation. See "Item 1. LEGAL PROCEEDINGS -- First Union National Bank" herein. Excess funds have been invested in short-term bank instruments. The Company believes it has adequate resources to meet its anticipated liquidity and capital requirements.

ITEM 3.  LEGAL PROCEEDINGS

FIRST UNION NATIONAL BANK

         On November 17, 1988, the Company obtained a $4,300,000 term loan and a revolving credit facility (the "Facility") with an institutional lender. The Facility consisted of two term loans in the aggregate amount of $2,800,000 and a revolving term line of credit in the amount of $1,500,000. The Facility was modified on March 16, 1990 and May 31, 1991.

         The first term loan was originally payable in equal monthly principal payments of $12,500 plus interest commencing on January 2, 1989, with a final payment of $1,512,500 due on December 2, 1993. The second term loan was payable in equal monthly principal payments of $3,055 plus interest commencing on September 2, 1989, with a final payment of $394,167 due on December 2, 1993. The amounts available under the revolving credit line were originally scheduled to be reduced to $700,000 on July 2, 1991 and $300,000 on July 2, 1992, with a final maturity on June 2, 1993.

         On May 31, 1991, the Company entered into a modification to its loan agreement (the "Modification"), under which the Company's lender waived the Company's violations of the loan agreement as of December 31, 1990. The Modification also established new covenants and required the Company to repay the Facility as follows: (a) past due interest of $231,328 through April 15, 1991 was payable in seven equal monthly installments of $33,047 commencing on May 15, 1991; (b) accrued interest after April 15, 1991 was payable monthly, commencing on June 15, 1991; (c) the principal balance of $2,492,327 under the term loans was payable in monthly installments of $15,555 commencing on December 15, 1991, with a final installment of $2,134,562 due December 2, 1993;
(d) the principal balance of $1,099,914 under the revolving credit line was payable on May 31, 1992 (with the option to postpone $550,000 until December 2, 1993 if the Company was not in default under the Facility).

         Under the provisions of the term loans and revolving credit line, the Company's future borrowings were restricted and it was required, among other things, to maintain certain liquidity and other financial ratios. During 1991, the Company violated some of these covenants primarily due to losses suffered by the Company as a result of the Company's use and application of Benlate DF 50, a fungicide manufactured by E.I. DuPont de Nemours & Co. ("DuPont"). The Company wrote down its inventories after experts determined that the Company's inventories were contaminated.

         In September 1991 First Union National Bank of Florida ("First Union") acquired the Company's loans from the Federal Deposit Insurance Corporation ("FDIC"). In December 1991, First Union filed a complaint against the Company, Margo Imports, Tropiflower, Inc. and Michael J. Spector, the Company's President and principal shareholder, in the Circuit Court for Dade County, Florida. In its complaint, First Union alleged that the Company was in default under its loan agreement. As of March 31, 1995, the principal balance of the
loan was approximately $3,600,000.   The loan was guaranteed by Margo Farms del
Caribe, Inc. (now Margo Nursery Farms, Inc.), Margo Imports, and Tropiflower, Inc., another of the Company's subsidiaries. Mr. Spector also guaranteed $500,000 of the loan.

         The Facility bears interest at 45 basis points over the prime rate. After default, the Facility calls for the interest rate to increase by 5% per annum. At March 31, 1995, the annual borrowing rate was 9% and the default rate was 14%. The Company is continuing to accrue interest at a rate that approximates the annual borrowing rate. Accrued interest on the Facility, included in the accompanying consolidated financial statements amounted to approximately $1,071,000 at March 31, 1995. Accrued interest at March 31, 1995, calculated at the default rate is approximately $1,550,000. This latter sum is the amount First Union is claiming it is owed interest through March 31, 1995.

         First Union's complaint also seeks an award of First Union's attorneys' fees and costs. First Union has advised the Company that First Union's attorneys' fees and collection costs through March 31, 1995 are in excess of $2,000,000. The additional interest and attorneys' fees claimed by First Union are not reflected in the accompanying consolidated financial statements. The Company believes that the amounts sought by First Union are unreasonable and that there is significant uncertainty as to First Union's entitlement to these amounts.

         In early 1992, First Union amended its complaint to foreclose its mortgage on the Company's nursery farm in Dade County, Florida. First Union also brought an action in Puerto Rico against the Company. The Company has filed counterclaims against First Union, alleging that the bank tortiously interfered with the Company's negotiations with DuPont and breached its fiduciary duties to the Company. In connection with its counterclaims, the Company has filed a motion to permit the Company to seek punitive damages from First Union. While the Florida court has heard argument on such motion, no ruling has been received as of this date.

         In 1992, the Florida court denied several of First Union's motions, including motions to strike or dismiss the Company's counterclaims, and for partial summary judgement on the Company's counterclaim. In addition, the United States District Court for the District of Puerto Rico denied First Union's motions to remand the case to Puerto Rico state court, dismiss the Company's counterclaim, and strike the Company's prayers for punitive damages (in the amount of 10% of First Union's net worth).

         In March 1993, First Union filed a second amended complaint in the Florida action against the Company and its subsidiaries, Michael Spector and DuPont. In this complaint, First Union restated most of its prior allegations, including those made against the Company in Puerto Rico. In addition, First Union brought a claim for restitution seeking a constructive trust on the proceeds from the Company's settlement of its tort claims against DuPont, a claim for restitution arising from the insurance payments received by the Company as a result of Hurricane Andrew (which seeks a constructive trust on such funds), a claim for defamation against the Company and Michael Spector based upon statements made by Mr. Spector regarding First Union and its dealings with the Company, a claim against Mr. Spector, the Company and DuPont for conversion and destruction of collateral (arising from the damages caused by Benlate), a claim for strict liability against DuPont, a claim for negligence and a claim against the Company for an alleged fraudulent conveyance. Moreover, First Union has recently filed a motion requesting permission to seek punitive damages in connection with its defamation claim.

         The Company has answered First Union's new claims and has reasserted its counterclaims. The Company has also moved for summary judgment on some of First Union's new claims. The Company anticipates that the court will hear argument on the Company's summary judgement motion in the near future.

         In addition, DuPont moved to dismiss First Union's claims against it and the court granted DuPont's motion. Thus far, First Union has not refiled its claims against DuPont.

         Moreover, First Union has sought to have the Puerto Rico action stayed. While the Company opposed this motion, the United States District Court for the District of Puerto Rico granted First Union the relief it sought. Accordingly, the Company does not expect there to be any activity in the Puerto Rico case in the near future.

         In late 1993, First Union moved for partial summary judgement against the Company on First Union's claims on the promissory notes executed by the Company, as well as the guaranty executed by the Company in Puerto Rico. As part of its motion, First Union again sought the entry of judgement against the Company on its counterclaims. The Company vigorously opposed First Union's motion on numerous grounds and the court denied First Union's motion in its entirety. Notwithstanding this ruling, First Union recently filed another summary judgement motion, which the Company has once again opposed. No date for the argument of such motion has been set yet.

         The Company intends to continue to vigorously defend against the claims brought by First Union and pursue its counterclaims against First Union. In Miami, the Court has recently removed the Florida action from the court's April 24th trial calendar. No new trial date has been scheduled as of this time.

         At the time of the Company's September 1992 settlement with DuPont, DuPont required the Company to deposit $4,000,000 of the settlement amount with a third party escrow agent to cover the amounts First Union is seeking under the loan agreement. First Union has sought to garnish these funds and the Company has opposed

First Union's garnishment motion. Additionally, as of March 31, 1995, the Company had on deposit $2,096,000 of insurance payments (including interest) received as a result of Hurricane Andrew damage with the Clerk of the Court of Dade County pending the outcome of the litigation. These amounts are reflected on the Company's balance sheet as restricted cash.

         As part of the Company's settlement with DuPont, the Company agreed to indemnify DuPont from liability to First Union that might arise out of the payment by DuPont to the Company in settlement of the Benlate claims. The Company does not expect that it will be required to indemnify DuPont from the claims made by First Union. Nevertheless, DuPont has demanded indemnity from the Company for DuPont's having been sued by First Union. At this point, the Company has denied DuPont's request for indemnity. However, this issue has not been conclusively determined and DuPont has not filed suit against the Company on this issue.

CLASS ACTION COMPLAINT BY SHAREHOLDER

         In June 1992, a shareholder claiming to represent a group of shareholders filed a class action complaint against the Company and certain of its directors and officers in the United States District Court for the Southern District of Florida. The complaint was amended to add a second plaintiff. The complaint alleges that the Company misrepresented and failed to disclose certain information related to the Company's inventories in its 1990 quarterly reports filed with the Securities and Exchange Commission. The plaintiffs sought certification of the class and damages.

         In response to the Company's motion to dismiss, the Plaintiffs' claims for fraud and negligent misrepresentation were dismissed. The remaining claims have been answered by the Company as well as its officers and directors. In addition, one of the plaintiffs has withdrawn as a proposed class representative.

         The Company has opposed the motion to certify this case as a class action. While no written ruling has been received, the Court advised the parties during a December 1994 hearing that the Court was denying the plaintiff's motion for class certification. The Company and its directors and officers believe the complaint is without merit and are vigorously defending their position. This case is currently scheduled to be tried on August 14, 1995.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is in default of certain provisions of its loan agreements with its principal lender. See "Item 1, Legal Proceedings" herein. At March 31, 1995, the principal amount in default was approximately $3,600,000. The provisions in default included the Company's failure to maintain certain levels of liquidity, capital, insurance, and financial ratios. Due to the Company's improved financial condition, the Company is now in compliance with many of these provisions. Long term debt in default is classified as a current liability in the Consolidated Balance Sheets.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-k

         (a)     Exhibits

                 27  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1995:

                 None

                                   SIGNATURES




     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARGO NURSERY FARMS, INC.



Date:  May 13, 1995                By: /s/ Michael J. Spector
      -------------                ----------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  May 13, 1995                By: /s/ Alfonso Ortega
      -------------                ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer