Form 10-Q
period 1995-06-30
MARGO NURSERY FARMS INC
filed 1995-08-11
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended JUNE 30, 1995

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

                              YES  [X]     NO [ ]

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of August 11, 1995.

                           Total Pages in Report: 22
                               Exhibit Index: 20

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

           FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

                               TABLE OF CONTENTS

                                     PART I

                                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        3

          Consolidated Statements of Operations              4

          Consolidated Statement of Shareholders'
           Equity                                            5

          Consolidated Statements of Cash Flows              6

          Notes to Consolidated Financial Statements         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             10

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS                                  16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS                                            20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   20



                           SIGNATURES

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                               1995         1994
                                                           -----------  -----------
Current assets:
  Cash and equivalents                                     $ 1,400,674  $ 1,871,931
  Short term investments                                       500,000      710,359
  Restricted cash                                            6,557,030    6,375,847
  Accounts receivable, net                                     937,690      730,111
  Inventories                                                2,240,316    2,019,732
  Prepaid expenses and other current assets                    112,914      186,314
                                                           -----------  -----------

    Total current assets                                    11,748,624   11,894,294

Property and equipment, net                                  3,698,204    3,504,641
Notes receivable                                               434,412      448,790
Other assets                                                    80,883       82,932
                                                           -----------  -----------

    Total assets                                           $15,962,123  $15,930,657
                                                           ===========  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                   $ 3,616,059  $ 3,647,353
  Notes payable                                              1,100,000    1,200,000
  Accounts payable                                             186,859      255,285
  Accrued expenses                                           1,265,592    1,195,911
  Income taxes payable                                            -          14,829
                                                           -----------  -----------

    Total current liabilities                                6,168,510    6,313,378

Long-term debt                                                 370,028      372,424
                                                           -----------  -----------

    Total liabilities                                        6,538,538    6,685,802
                                                           -----------  -----------

Commitments and contingencies                                     -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                               1,915        1,915
 Additional paid-in capital                                  4,637,706    4,637,706
 Retained earnings                                           4,841,007    4,663,229
 Treasury stock, 19,800 common shares, at cost                 (48,788)     (48,788)
 Foreign currency translation loss                              (8,255)      (9,207)
                                                           -----------  -----------

    Total shareholders' equity                               9,423,585    9,244,855
                                                           -----------  -----------

    Total liabilities and shareholders' equity             $15,962,123  $15,930,657
                                                           ===========  ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 1995 and 1994
                                  (Unaudited)

                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            ---------------------------        -------------------------
                                                 1995         1994                 1995         1994
                                              ----------   ----------           ----------   ----------
Net sales                                     $1,365,484   $  824,027           $2,666,287   $1,659,930

Cost of sales                                    838,723      573,169            1,537,747      994,523
                                              ----------   ----------           ----------   ----------

    Gross profit                                 526,761      250,858            1,128,540      665,407

Selling, general and administrative expenses     478,738      437,718              949,608      835,550
                                              ----------   ----------           ----------   ----------

    Income (loss) from operations                 48,023     (186,860)             178,932     (170,143)
                                              ----------   ----------           ----------   ----------
Other income (expense):
  Interest income                                123,912       63,368              236,905      120,851
  Interest expense                              (112,228)     (92,172)            (223,019)    (177,973)
  Litigation expenses                            (91,970)    (155,603)            (175,786)    (172,538)
  Litigation settlement                             -            -                 120,000         -
  Insurance proceeds - Hurricane Andrew             -         577,279                 -         886,718
  Miscellaneous income                            33,019       31,751               40,746       84,306
                                              ----------   ----------           ----------   ----------

                                                 (47,267)     424,623               (1,154)     741,364
                                              ----------   ----------           ----------   ----------

Income before provision for income tax               756      273,763              177,778      571,221

Provision for income tax                            -         146,000                 -         250,000
                                              ----------   ----------           ----------   ----------

Net income (loss)                             $      756   $   91,763           $  177,778   $  321,221
                                              ==========   ==========           ==========   ==========

Net income per common share                       $ 0.00       $ 0.05               $ 0.09       $ 0.17
                                              ==========   ==========           ==========   ==========

Weighted average number of common shares       1,895,322    1,895,322            1,895,322    1,895,322
                                              ==========   ==========           ==========   ==========



                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1995
                                  (Unaudited)

                                   COMMON        COMMON     ADDITIONAL                           CUMULATIVE
                                    STOCK         STOCK      PAID-IN      RETAINED    TREASURY   TRANSLATION
                                   SHARES        AMOUNT      CAPITAL      EARNINGS     STOCK     ADJUSTMENT     TOTAL
                                  ---------      ------     ----------    --------    --------   -----------  ----------
Balance at December 31,
 1994                             1,895,322       $1,915    $4,637,706   $4,663,229  ($ 48,788)  ($  9,207)   $9,244,855

Net income                             -            -             -         177,778       -           -          177,778

Foreign currency
 translation gain                      -            -            -             -          -            952           952
                                  ---------       ------    ----------   ----------   --------    --------    ----------

Balance at June 30,
 1995                             1,895,322       $1,915    $4,637,706   $4,841,007  ($ 48,788)  ($  8,255)   $9,423,585
                                  =========       ======    ==========   ==========   ========    ========    ==========


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                             1995        1994
                                                          ----------  ----------
Cash flows from operating activities:
  Net income                                              $  177,778  $  321,221
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                            128,249     136,873
    Decrease (increase) in deferred income taxes, net            -       240,000
    Gain on insurance proceeds from Hurricane Andrew             -      (309,439)
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                   (207,579)    (12,107)
      Inventories                                           (220,584)   (592,109)
      Prepaid expenses and other current assets               73,400     (44,705)
      Collection of advances to shareholder                     -         88,267
      Other assets                                             2,049      (6,465)
      Accounts payable                                       (68,426)   (120,431)
      Accrued expenses                                        69,681      44,662
      Income taxes payable                                   (14,829)    (24,946)
                                                          ----------  ----------

    Net cash used in operating activities                    (60,261)   (279,179)
                                                          ----------  ----------

Cash flows from investing activities:
  Proceeds on insurance claims from Hurricane Andrew            -        309,439
  Decrease (increase) in short term investments              210,359      (5,090)
  Increase in restricted cash                               (181,183)   (111,995)
  Additions to property, plant and equipment                (321,812)   (635,146)
  Increase in notes receivable                                14,378        -
                                                          ----------  ----------

    Net cash used in investing activities                   (278,258)   (442,792)
                                                          ----------  ----------

Cash flows from financing activities:
  Proceeds form short-term borrowings                           -        500,000
  Repayment of short-term borrowings                        (100,000)       -
  Repayment of long-term debt                                (33,690)     (1,295)
                                                          ----------  ----------

    Net cash provided by (used in) financing activities     (133,690)    498,705
                                                          ----------  ----------

Net decrease in cash                                        (472,209)   (223,266)
Effect of change in exchange rates on cash                       952        (742)
Cash at beginning of year                                  1,871,931   2,615,096
                                                          ----------  ----------

Cash at end of period                                     $1,400,674  $2,391,088
                                                          ==========  ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         These interim consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly owned subsidiaries, Margo Landscaping and Design, Inc. ("Margo
Landscaping") and Margo Bay Farms, Inc. ("Bay Farms")

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

         The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1995. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

NOTE 2 - RESTRICTED CASH

         During 1991, one of the Company's principal lenders commenced litigation against the Company due to the Company's non-compliance with several covenants under a modified loan agreement. In connection with the settlement of a tort claim, the Company was required to place $4,000,000 of the settlement proceeds in an escrow account. In connection with the settlement of the Company's insurance claims arising from Hurricane Andrew, the Company was required to deposit $1,970,435 (less court costs of $19,677) with the court. At June 30, 1995 and December 31, 1994, these amounts are as follows:


          DESCRIPTION                                1995           1994
- -------------------------------                   ----------     ----------
Proceeds from the settlement of
 tort claim, including interest                   $4,425,165     $4,300,650
Proceeds from Hurricane Andrew,
 including interest                                2,131,865      2,075,197
                                                  ----------     ----------

                                                  $6,557,030     $6,375,847
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

         Company management anticipates that Altec will accept the modification, however, due to the unfavorable collection experience since October 1993, as well as the current difficulties of operating in the Dominican Republic, at December 31, 1994 Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment. The write-down, amounting to $680,962 was included as other expense in the consolidated statements of operations for the year ended December 31, 1994.

         As of June 30, 1995, the Company applied approximately $14,400 to the principal balance of the note, representing payments received from Altec during the six month period.

         At June 30, 1995 and December 31, 1994, notes receivable included the following:


            DESCRIPTION                                  1995         1994
- ---------------------------------------                --------     --------
Note receivable from Altec                             $301,622     $316,000

10% note, due October 1996,
 collateralized by real property                         23,918       23,918

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1995)                  108,872      108,872
                                                       --------     --------

                                                       $434,412     $448,790
                                                       ========     ========

NOTE 4 - PROPERTY AND EQUIPMENT

                  At June 30, 1995 and December 31, 1994 property and equipment consisted of the following:

           DESCRIPTION                              1995           1994
 ---------------------------------               ---------      ----------
 Land and land improvements                      $  859,380     $  859,380
 Buildings                                          219,404        196,877
 Equipment and fixtures                           1,165,066      1,105,629
 Transportation equipment                           573,265        531,439
 Stock Plants                                        97,277         97,277
 Leasehold improvements                           1,342,955      1,068,793
 Construction in progress                           333,819        409,959
                                                 ----------     ----------
                                                  4,591,166      4,269,354
 Less accumulated depreciation and
  amortization                                     (892,962)      (764,713)
                                                 ----------     ----------

                                                 $3,698,204     $3,504,641
                                                 ==========     ==========

NOTE 5 - NET INCOME PER COMMON SHARE

         Net income (loss) per share of common stock is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the relevant periods.

NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

         Other cash flow transactions for the six months ended June 30, 1995 include interest payments of approximately $43,300. Income tax payments for the six months ended June 30, 1995, amounted to $15,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         Margo Nursery Farms, Inc. and its subsidiaries, Margo Landscaping & Design, Inc. ("Margo Landscaping") and Margo Bay Farms, Inc. ("Bay Farms"), are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company has historically sold its products to wholesalers, retailers, interiorscapers, landscapers, builders, plant leasing companies and other growers located throughout the United States, the Caribbean, Canada and Europe. The Company is also engaged in sales of lawn and garden products (principally plastic pots, terracotta pottery and potting soils) and also provides landscaping design and installation services.

PRESENT OPERATIONS

         The Company conducts operations in Puerto Rico and South
Florida.  These operations are described below:

PUERTO RICO OPERATIONS

         The Company's operation in Puerto Rico is conducted at a 119 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The Company's products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs and ground covers. Its customers are primarily located in Puerto Rico and the Caribbean.

         As a bona fide agricultural enterprise, under Puerto Rico law the Company enjoys a 90% tax deduction from income derived from its production for sales in Puerto Rico. It has also been granted a 90% tax exemption for income derived from its export sales. The Company also receives credits for certain federal income taxes under Section 936 of the Internal Revenue Code.

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

SOUTH FLORIDA OPERATIONS

         The South Florida operation, conducted through Bay Farms consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. Prior to Hurricane Andrew, this farm produced a large variety of palms, ficus, dracaena, aglonema and scheffelera. These plants were sold to wholesalers, retailers and other customers located throughout the United States, Canada and Western Europe. The Company's products were primarily utilized for interior and exterior landscaping of office buildings, shopping malls, hotels, other commercial sites and private residences. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are now back in production. During 1994, South Florida resumed sales, on a limited basis. During the first six months of 1995, sales from the South Florida operation continued to improve.

FUTURE OPERATIONS

         The Company's main focus continues in Puerto Rico. The Board has concluded that the Company should concentrate its economic and managerial resources in expanding its operations in Puerto Rico, and in rebuilding a portion of its operations in South Florida. The Board concluded that these operations present attractive opportunities for the future. In Puerto Rico, the Board believes that the Company should continue to obtain a greater share of the market and exploit its advantage as one of the largest, full service nurseries in the region. In South Florida, the Board believes that demand for the Company's products may continue to increase (on a limited basis) depending on market conditions and competition.

         In Puerto Rico, the Company has achieved a history of good margins because of the variety and quality of its inventory. The Company believes that it can increase its sales and margins by continued investment in a larger and more sophisticated facility and by increasing the size and variety of its inventory. Based on the foregoing, during 1994, the Company substantially expanded its growing facilities in Puerto Rico by leasing approximately 27 more acres adjacent to its nursery facilities. As of June 30, 1995, the Company is in the process of completing this tract of land for additional production. The Company is also engaged in production and sales of bedding plants and annuals which will continue to provide increased sales. The Company has become a supplier to Wal-Mart Stores, which entered the Puerto Rico market in 1992 with two stores. Wal-Mart presently has five stores and has announced plans to open ten additional stores in Puerto Rico during 1995 and 1996. The Company is also a supplier for Builders Square which has five stores in Puerto Rico and announced plans to open one more store during September 1995.

         During the second quarter of 1995, the Company was named the exclusive distributor for Sunniland Corporation's fertilizer and pesticide products for Puerto Rico. Sunniland Corporation, based in Sanford, Florida, is a leading manufacturer of fertilizer and pesticide products for mass merchandisers, retail chains, garden centers, supermarkets and landscapers. Sales of these products will commence during the third quarter of 1995. The Company expects that the addition of the Sunniland product line will have a favorable impact on the Company's future sales.

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

         In South Florida, the Board decided to rebuild a portion of the Company's facilities and resume limited production and marketing of plants. In this regard the Company has a 3.9 acre siran house, a 20,000 square foot propagation house, and has completed construction of a 16 acre parcel for plant production. During 1994, the South Florida operation resumed sales on a limited basis. The Company intends to carefully monitor the viability of the South Florida operation, particularly in light of the difficulties in obtaining low cost labor in South Florida and rising insurance costs. The Company is optimistic that demand for tropical plants will remain strong in South Florida and that the Company will be able to increase its sales to its former customers. If the demand for the Company's plants is sufficient, the Company will continue to rebuild its nursery farm and expand production in Florida.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994

         During the first six months of 1995, net income was approximately $178,000, or $.09 per share, compared to $321,000 for the same period in 1994, or $.17 per share.

         For the quarter ended June 30, 1995, the Company had net income of approximately $1,000, or $0.00 per share, compared to $92,000 for the same period in 1994, or $0.05 per share.

         The decrease in net income for the first six months, as well as the second quarter of 1995 when compared to the same periods in 1994, is the result of significant changes in income (loss) from operations, as well as components of other income (expense), as discussed below.

         Income from operations for the first six months of 1995 was approximately $179,000, which was reduced by other expenses (net) of $1,000. The first six months of 1994 resulted in a loss from operations of $170,000, which was increased by other income (net) of $741,000, principally as a result of insurance proceeds arising from damage caused by Hurricane Andrew of $887,000, reduced by a provision for income tax of $250,000.

         Income from operations for the second quarter of 1995 was approximately $48,000, which was reduced by other expenses (net) of $47,000. The second quarter of 1994 resulted in a loss from operations of $187,000, which was increased by other income (net) of $425,000, also as a result of insurance proceeds from Hurricane Andrew of $577,000, reduced by a provision for income tax of $146,000.

SALES

         The Company's consolidated net sales for the first six months of 1995 were approximately $2,666,000, compared to $1,660,000 for the same period in 1994, or an increase of approximately 61%. The increase in sales for 1995 when compared to 1994, is due to increased sales of ornamental plants (in both Puerto Rico and South Florida), plastic and terracotta pottery, landscaping services as well as sales of lawn and garden products whose related sales commenced during 1995.

         Sales for the second quarter of 1995 were approximately $1,365,000, compared to $824,000 in 1994, representing an increase of 66%. Increase in sales for the second quarter of 1995 when compared to 1994 is also due to increased sales of ornamental plants, plastic and terracotta pottery, etc. experimented during the first six months of 1995.

GROSS PROFITS

         The Company's gross profit for the first six months of 1995 was 42% compared to 40% for the same period in 1994, or an increase of 2%. Although the increase is favorable, management understands it is still not representative of its operations due to various factors described below.

         From the commencement of the second quarter of 1994 through the first quarter of 1995, Puerto Rico and the northeast Caribbean suffered a severe drought. This drought reduced the Company's product turnover, causing plants to absorb increased overhead costs. The result was a significant reduction in gross profit throughout 1994, as well as the first quarter and a portion of the second quarter of 1995.

         To a lesser extent, the Company's production costs have also increased since late 1994. Among the various costs which have increased are rent for the Company's facilities, chemicals and fertilizers and various payroll taxes. Notwithstanding the increase in production costs, Company management determined not to increase selling prices through the end of the second quarter of 1995 in order to continue to obtain a greater share of the market. Effective July 1, 1995 selling prices of several high demand products were increased together with reductions in volume discounts to various customers.

         Company management believes that the conclusion of the drought as well as the price increases and reductions in volume discounts will provide for increased gross profits during the third and fourth quarters of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (SG&A) were approximately $950,000 for the first six months of 1995, compared to $836,000 for the same period in 1994, or an increase of 14%. The increase for 1995 is principally due to increases in shipping and warehousing expenses when compared to the same period in 1994. As a result of increased sales during the first six months of 1995, SG&A as a percentage of sales decreased to 36% when compared to 50% for the same period in 1994.

         For the second quarter of 1995, SG&A amounted to approximately $479,000 compared to $438,000 for the same period in 1994, or an increase of 9%. As explained above, the increase for 1995 results from increased shipping and warehousing expenses when compared to 1994. Due to increased sales for the second quarter of 1995, SG&A as a percentage of sales decreased to 35% when compared to 53% for the same period in 1994.

OTHER INCOME AND EXPENSES

         Interest income for the first six months and second quarter of 1995 both increased by 96% when compared to the same periods in 1994. This increase was due to higher yields obtained from amounts invested (principally restricted cash) during the above periods for 1995.

         Interest expense for the first six months and second quarter of 1995 increased by 25% and 22%, respectively, when compared to the same periods in 1994. The increase results from higher outstanding debt balances during the above periods for 1995.

         Litigation expenses represent legal fees incurred in connection with ongoing litigation and will vary depending on developments on each particular case and the time incurred by the Company's legal counsel in handling such cases.

         Litigation settlement of $120,000 (net of related expenses) for the first six months of 1995 represents a settlement agreement to be received from the Puerto Rico Department of Agriculture whose case dates to 1991.

During the quarter and six months ended June 30, 1994, the Company received $577,000 and $887,000, respectively, from its insurers as a result of losses sustained at the Company's South Florida facilities from Hurricane Andrew in August 1992. At June 30, 1995, the Company did not have any pending claims arising from Hurricane Andrew.

FINANCIAL CONDITION

         The Company's financial condition at June 30, 1995 remains comparable with December 31, 1994. The Company's current ratio continues to be strong, with a ratio of 1.9 to 1 at June 30, 1995, and at December 31, 1994. The Company believes it has adequate resources to meet its current liquidity and capital requirements, including its principal liability of $4,742,000 (including accrued interest of $1,150,000 computed at a rate which approximates the annual borrowing rate) in debt currently subject to litigation with its principal lender, First Union National Bank of Florida. See "Part II - Item 1. LEGAL PROCEEDINGS" herein.

         For the first six months of 1995, the Company invested approximately $322,000 to improve and acquire additional plant and equipment in Puerto Rico and to a lesser extent, in South Florida. This is on line with the Board's continued intent to become the largest grower and distributor of tropical and flowering plants in the Caribbean.

         Despite the fact that the additional 27 acres were not all in production during the first six months of 1995, the Company increased its production inventory by $221,000 in order to meet the increased demand it will have during 1995 with the additional openings of national chain stores at various sites in Puerto Rico.

         The Company's liabilities at June 30, 1995 remain comparable with that at December 31, 1994, with bank debt subject to litigation representing approximately 72% and 69% of total liabilities, respectively.

         Stockholders' equity at June 30, 1995 increased due to results of operations for the first quarter. There were no dividends declared nor issuance of capital stock.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

         The Company is presently current on all its obligations except certain bank debt in litigation. See "Part II - Item 1. LEGAL PROCEEDINGS" herein. Excess funds have been invested in short-term bank instruments. The Company believes it has adequate resources to meet its anticipated liquidity and capital requirements.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

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

         In September 1991 First Union National Bank of Florida ("First Union") acquired the Company's loans from the Federal Deposit Insurance Corporation ("FDIC"). In December 1991, First Union filed a complaint against the Company, Margo Imports, Tropiflower, Inc. and Michael J. Spector, the Company's President and principal shareholder, in the Circuit Court for Dade County, Florida. In its complaint, First Union alleged that the Company was in default under its loan agreement.
As of June 30, 1995, the principal balance of the loan was approximately $3,600,000. The loan was guaranteed by Margo Farms del Caribe, Inc. (now Margo Nursery Farms, Inc.), Margo Imports, and Tropiflower, Inc., another of the Company's subsidiaries. Mr. Spector also guaranteed $500,000 of the loan.

         The Facility bears interest at 45 basis points over the prime rate. After default, the Facility calls for the interest rate to increase by 5% per annum. At June 30, 1995, the annual borrowing rate was 9% and the default rate was 14 %. The Company is continuing to accrue interest at a rate that approximates the annual borrowing rate. Accrued interest on the Facility, included in the accompanying consolidated financial statements amounted to approximately $1,150,000 at June 30, 1995. Accrued interest at June 30, 1995, calculated at the default rate is approximately $1,700,000 . This latter sum is the approximate amount First Union is claiming it is owed interest through June 30, 1995.

         First Union's complaint also seeks an award of First Union's attorneys' fees and costs. First Union has advised the Company that First Union's attorneys' fees and collection costs through June 30, 1995 are in excess of $2,000,000. The additional interest and attorneys' fees claimed by First Union are not reflected in the accompanying consolidated financial statements. The Company believes that the amounts sought by First Union are unreasonable and that there is significant uncertainty as to First Union's entitlement to these amounts.

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

         The Company has answered First Union's new claims and has reasserted its counterclaims. The Company has also moved for summary judgment on some of First Union's new claims. The Company anticipates that the court will hear argument on the Company's summary judgment motion in the near future.

         In addition, DuPont moved to dismiss First Union's claims against it and the court granted DuPont's motion. Thus far, First Union has not refiled its claims against DuPont.

         In late 1993, First Union moved for partial summary judgement against the Company on First Union's claims on the promissory notes executed by the Company, as well as the guaranty executed by the Company in Puerto Rico. As part of its motion, First Union again sought the entry of judgment against the Company on its counterclaims. The Company vigorously opposed First Union's motion on numerous grounds and the court denied First Union's motion in its entirety. Notwithstanding this ruling, First Union recently filed another summary judgement motion, which the Company has once again opposed. No date for the argument of such motion has been set yet.

         Moreover, First Union has convinced the United States District Court for the District of Puerto Rico to stay the case in Puerto Rico. Accordingly, the Company does not expect there to be any activity in the Puerto Rico case in the near future.

         The Company intends to continue to vigorously defend against the claims brought by First Union and pursue its counterclaims against First Union. In Miami, the Court has recently advised the parties that this action will be tried some time after October 15, 1995.

         At the time of the Company's September 1992 settlement with DuPont, DuPont required the Company to deposit $4,000,000 of the settlement amount with a third party escrow agent to cover the amounts First Union is seeking under the loan agreement. First Union has sought to garnish these funds and the Company has opposed First Union's garnishment motion. Additionally, as of June 30,

1995, the Company had on deposit $2,100,000 of insurance payments (including interest) received as a result of Hurricane Andrew damage with the Clerk of the Court of Dade County pending the outcome of the litigation. These amounts are reflected on the Company's balance sheet as restricted cash.

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

CLASS ACTION COMPLAINT BY SHAREHOLDER

         In June 1992, a shareholder claiming to represent a group of shareholders filed a class action complaint against the Company and certain of its directors and officers in the United States District Court for the Southern District of Florida. The complaint was amended to add a second plaintiff. The complaint alleges that the Company misrepresented and failed to disclose certain information related to the Company's inventories. The plaintiffs sought certification of the class and damages.

         In response to the Company's motion to dismiss, the Plaintiffs' claims for fraud and negligent misrepresentation were dismissed. The remaining claims have been answered by the Company as well as its officers and directors. In addition, one of the plaintiffs has withdrawn as a proposed class representative.

         The Company opposed the motion to certify this case as a class action. While no written ruling has been received, the Court denied the plaintiff's motion for class certification at a December 1994 hearing. Thus, this case is proceeding solely as an individual action by the remaining named plaintiff.

         The Company and its directors and officers believe the complaint is without merit and are vigorously defending their position. This case is currently scheduled to be tried on August 14, 1995.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is in default of certain provisions of its loan agreements with its principal lender (see Item 1, Legal Proceedings). At June 30, 1995, the principal amount in default was approximately $3,600,000. The provisions in default included the Company's failure to maintain certain levels of liquidity, capital, insurance, and financial ratios. Due to the Company's improved financial condition, the Company is now in compliance with many of these provisions. Long term debt in default is classified as a current liability in the Consolidated Balance Sheets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Company held its annual meeting of shareholders on July 14, 1995. At this meeting, shareholders were asked to vote on the election of directors and the appointment of Kaufman, Rossin & Company as auditors of the Company. The directors of the Company were reelected for an additional one-year term. In addition, Michael A. Rubin was elected for a one-year term to fill a newly created Board seat. Quorum at the meeting consisted of 1,758,857 shares, or 93% of 1,895,322 total outstanding common shares. The results of the meeting were as follows:

         1.  ELECTION OF DIRECTORS

NOMINEES                         FOR          AGAINST         ABSTAIN
- --------                      ---------       -------         -------
Michael A. Rubin              1,756,357        2,500             0
Blas R. Ferraiouli            1,756,357        2,500             0
Frederick Moss                1,756,357        2,500             0
Margaret D. Spector           1,756,357        2,500             0
Michael J. Spector            1,756,357        2,500             0


         2.  APPOINTMENT OF KAUFMAN, ROSSIN & COMPANY AS AUDITORS

                       FOR          AGAINST         ABSTAIN
                    ---------       -------         -------
                    1,756,857        2,000             0

         There were no broker non-votes with respect to any of the two proposals.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             -27- Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1995:

             None

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MARGO NURSERY FARMS, INC.

Date:  AUGUST 11, 1995               BY: /S/ MICHAEL J. SPECTOR
                                         -----------------------
                                         Michael J. Spector,
                                         President and Chief
                                         Executive Officer


Date:  AUGUST 11, 1995               BY: /S/ ALFONSO ORTEGA
                                         ------------------
                                         Alfonso Ortega,
                                         Vice President, Treasurer,
                                         Principal Financial and
                                         Accounting Officer