Form 10-Q
period 1995-09-30
MARGO NURSERY FARMS INC
filed 1995-11-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 1995

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

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of November 13, 1995.

                             Total Pages in Report: __
                                 Exhibit Index: __

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                     PART I

                                                           PAGE
                                                           ----
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


                           SIGNATURES

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                    ASSETS

                                                   SEPTEMBER 30, 1995  DECEMBER 31, 1994
                                                   ------------------  -----------------
                                                    (Unaudited)        (Audited)
Current assets:
  Cash and equivalents                              $   546,933        $ 1,871,931
  Short term investments                                500,000            710,359
 Restricted cash                                      6,647,919          6,375,847
  Accounts receivable, net                              761,714            730,111
  Inventories                                         2,577,801          2,019,732
  Prepaid expenses and other current assets             132,797            186,314
                                                    -----------        -----------

    Total current assets                             11,167,164         11,894,294

Property and equipment, net                           3,720,050          3,504,641
Notes receivable                                        444,534            448,790
Other assets                                             85,246             82,932
                                                    -----------         ----------

    Total assets                                    $15,416,994        $15,930,657
                                                    ===========        ===========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt            $ 3,595,470        $ 3,647,353
  Notes payable                                         500,000          1,200,000
  Accounts payable                                      248,361            255,285
  Accrued expenses                                    1,349,201          1,195,911
  Income taxes payable                                     -                14,829
                                                    -----------        -----------

    Total current liabilities                         5,693,032          6,313,378

Long-term debt                                          445,799            372,424
                                                    -----------        -----------

    Total liabilities                                 6,138,831          6,685,802
                                                    -----------        -----------

Commitments and contingencies                              -                  -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                        1,915              1,915
 Additional paid-in capital                           4,637,706          4,637,706
 Retained earnings                                    4,696,644          4,663,229
 Treasury stock, 19,800 common shares, at cost          (48,788)           (48,788)
 Foreign currency translation loss                       (9,314)            (9,207)
                                                     -----------         ----------

    Total shareholders' equity                        9,278,163          9,244,855
                                                     ----------          ---------

    Total liabilities and shareholders' equity      $15,416,994        $15,930,657
                                                    ===========        ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods ended September 30, 1995 and 1994
                                   (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------   -------------------------------
                                                    1995         1994                 1995         1994
                                                 ----------   ----------           ----------   ----------
Net sales                                        $  989,566   $  975,273           $3,655,853   $2,635,203

Cost of sales                                       606,318      565,604            2,144,065    1,560,127
                                                 ----------   ----------           ----------   ----------

    Gross profit                                    383,248      409,669            1,511,788    1,075,076

Selling, general and administrative expenses        513,820      418,594            1,463,428    1,254,144
                                                 ----------   ----------           ----------   ----------

    Income (loss) from operations                  (130,572)      (8,925)              48,360     (179,068)
                                                 ----------   ----------           ----------   ----------
Other income (expense):
  Interest income                                   109,823      104,532              346,728      225,383
  Interest expense                                 (101,930)     (99,308)            (324,949)    (277,281)
  Litigation expenses                               (22,918)    (175,142)            (198,704)    (347,679)
  Litigation settlement                                -            -                 120,000         -
  Gain from Hurricane Andrew, net                      -          10,331                 -         897,049
  Miscellaneous income                                1,234       24,198               41,980      108,504
                                                 ----------   ----------           ----------   ----------

                                                    (13,791)    (135,389)             (14,945)     605,976
                                                 ----------   ----------           ----------   ----------

Income (loss) before provision for income tax      (144,363)    (144,314)              33,415      426,908

Provision for income tax (benefit)                     -         (54,829)                -         195,171
                                                 ----------   ----------           ----------   ----------

Net income (loss)                                $ (144,363)  $  (89,485)          $   33,415   $  231,737
                                                 ==========   ==========           ==========   ==========

Net income (loss) per common share                   $(0.08)      $(0.05)              $ 0.02       $ 0.12
                                                 ==========   ==========           ==========   ==========

Weighted average number of common shares          1,895,322    1,895,322            1,895,322    1,895,322
                                                 ==========   ==========           ==========   ==========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 1995
                                   (Unaudited)

                                  COMMON      COMMON     ADDITIONAL                                       CUMULATIVE
                                  STOCK       STOCK       PAID-IN          RETAINED         TREASURY      TRANSLATION
                                  SHARES      AMOUNT      CAPITAL          EARNINGS           STOCK       ADJUSTMENT      TOTAL
                                ---------     ------     ----------       ----------        ----------    -----------   -------
Balance at December 31,
 1994                           1,895,322     $1,915     $4,637,706       $4,663,229        ($ 48,788)    ($  9,207)    $9,244,855

Net income                           -          -              -              33,415             -             -            33,415

Foreign currency
 translation gain                    -          -              -                -                -             (107)         (107)
                                ---------     ------     ----------       ----------         --------      --------    ----------

Balance at September 30,
 1995                           1,895,322     $1,915     $4,637,706       $4,696,644        ($ 48,788)    ($  9,314)   $9,278,163
                                =========     ======     ==========       ==========         ========      ========    ==========



See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1995 and 1994
                                   (Unaudited)

                                                             1995        1994
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                       $   33,415  $  231,737
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                            209,163     208,979
    Decrease in deferred income taxes, net                       -       111,000
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                    (31,603)   (384,665)
      Inventories                                           (558,069)   (758,354)
      Prepaid expenses and other current assets               53,517    (109,005)
      Collection of advances to shareholder                     -         88,267
      Other assets                                            (2,314)    (11,005)
      Accounts payable                                        (6,924)   (184,159)
      Accrued expenses                                       153,290     179,133
      Income taxes payable                                   (14,829)     34,054
                                                          ----------  ----------

    Net cash used in operating activities                   (164,354)   (594,018)
                                                          ----------  ----------

Cash flows from investing activities:
  Decrease in short term investments                         210,359       6,222
  Increase in restricted cash                               (272,072)   (189,762)
  Additions to property, plant and equipment                (424,572)   (850,027)
  Increase in notes receivable                               (10,000)       -
  Repayment of in notes receivable                            14,256     (75,000)
                                                          ----------  ----------

    Net cash used in investing activities                   (482,029) (1,108,567)
                                                          ----------  ----------

Cash flows from financing activities:
  Proceeds from short-term borrowings                           -        910,000
  Repayment of short-term borrowings                        (700,000)       -
  Proceeds from long-term debt                                78,000        -
  Repayment of long-term debt                                (56,508)     (1,520)
                                                          ----------  ----------

    Net cash provided by (used in) financing activities     (678,508)    908,480
                                                          ----------  ----------

Net decrease in cash                                      (1,324,891)   (794,105)
Effect of change in exchange rates on cash                      (107)       (104)
Cash at beginning of year                                  1,871,931   2,615,096
                                                          ----------  ----------

Cash at end of period                                     $  546,933  $1,820,887
                                                          ==========  ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

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

         The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1995. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

NOTE 2 - RESTRICTED CASH

         During 1991, one of the Company's principal lenders commenced litigation against the Company due to the Company's non-compliance with several covenants under a modified loan agreement. In connection with the settlement of a tort claim, the Company was required to place $4,000,000 of the settlement proceeds in an escrow account. In connection with the settlement of the Company's insurance claims arising from Hurricane Andrew, the Company was required to deposit $1,970,435 (less court costs of $19,677) with the court. At September 30, 1995 and December 31, 1994, these amounts are as follows:

          DESCRIPTION                                                    1995                1994
-------------------------------                                       ----------          -------
Proceeds from the settlement of
 tort claim, including interest                                       $4,488,097          $4,300,650
Proceeds from Hurricane Andrew,
 including interest                                                    2,159,822           2,075,197
                                                                      ----------          ----------

                                                                      $6,647,919          $6,375,847
                                                                      ==========          ==========

NOTE 3 - NOTES RECEIVABLE

         During 1994, the Company had a note receivable with an outstanding principal balance of $996,962, from the sale in March of 1993, of Cariplant (a former subsidiary) to Altec International, C. por A. ("Altec"), another Dominican Republic company. The note was originally due in 180 equal monthly installments of $9,638, including interest at 8%, through April 2008. The note is secured by the common stock and personal guarantee of the major shareholder of Cariplant.

         From the inception of the note, the Company received six payments through October 1993. Since then, Altec has been unable to meet its obligation. As of September 30, 1995, the Company is in process of obtaining a mortgage on Cariplant's property and equipment, as well as negotiating a modification of the repayment terms of the outstanding unpaid principal balance of $996,962.

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

         As of September 30, 1995, the Company applied approximately $14,400 to the principal balance of the note, representing payments received from Altec during the nine month period.

         At September 30, 1995 and December 31, 1994, notes receivable included the following:

            DESCRIPTION                                                      1995              1994
---------------------------------------                                    --------          ------
Note receivable from Altec                                                 $301,622          $316,000

10% note, due October 1996,
 collateralized by real property                                             23,918            23,918

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1995)                                      118,994           108,872
                                                                           --------          --------

                                                                           $444,534          $448,790
                                                                           ========          ========

NOTE 4 - PROPERTY AND EQUIPMENT

                  At September 30, 1995 and December 31, 1994 property and equipment consisted of the following:

           DESCRIPTION                                                  1995                1994
 ---------------------------------                                   ----------          ----------
 Land and land improvements                                          $  859,380          $  859,380
 Buildings                                                              219,404             196,877
 Equipment and fixtures                                               1,228,004           1,105,629
 Transportation equipment                                               571,265             531,439
 Stock Plants                                                            97,277              97,277
 Leasehold improvements                                               1,339,314           1,068,793
 Construction in progress                                               379,822             409,959
                                                                     ----------          ----------
                                                                      4,693,926           4,269,354
 Less accumulated depreciation and
  amortization                                                         (973,876)           (764,713)
                                                                     ----------          ----------

                                                                     $3,720,050          $3,504,641
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

NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
         OF CASH FLOWS

         Other cash flow transactions for the nine months ended September 30, 1995 include interest payments of approximately $92,000. Income tax payments for the nine months ended September 30, 1995, amounted to $15,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         Margo Nursery Farms, Inc. and its subsidiaries, Margo Landscaping & Design, Inc. ("Margo Landscaping") and Margo Bay Farms, Inc. ("Bay Farms"), are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company has historically sold its products to wholesalers, retailers, interiorscapers, landscapers, builders, plant leasing companies and other growers located throughout the United States, the Caribbean, Canada and Europe. The Company is also engaged in sales of lawn and garden products (principally plastic pots, terracotta pottery and potting soils, peat moss, mulches and other lawn and garden products) and also provides landscaping design and installation services.

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

         As a bona fide agricultural enterprise, under Puerto Rico law, the Company enjoys a 90% tax deduction from income derived from its production for sales in Puerto Rico. It has also been granted a 90% tax exemption for income derived from its export sales. The Company also receives credits for certain federal income taxes under Section 936 of the Internal Revenue Code.

         Margo Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including landscape design and installation. Margo Landscaping is also engaged in sales of plastic and terracotta pottery, as well as lawn and garden products.

SOUTH FLORIDA OPERATIONS

         The South Florida operation, conducted through Bay Farms consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. Prior to Hurricane Andrew, this farm produced a large variety of palms, ficus, dracaena, aglonema and scheffelera. These plants were sold to wholesalers, retailers and other customers located throughout the United States, Canada and Western Europe. The Company's products were primarily utilized for interior and exterior landscaping of office buildings, shopping malls, hotels, other commercial sites and private residences. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are now back in production. During 1994, South Florida resumed sales, on a limited basis. During the nine months ended September 30, 1995, sales from the South Florida operation have continued to improve.

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

         In Puerto Rico, the Company has achieved a history of good margins because of the variety and quality of its inventory. The Company believes that it can increase its sales and margins by continued investment in a larger and more sophisticated facility and by increasing the size and variety of its inventory. Based on the foregoing, during 1994, the Company substantially expanded its growing facilities in Puerto Rico by leasing approximately 27 more acres adjacent to its nursery facilities. As of September 30, 1995, the Company is in the process of completing this tract of land for additional production. The Company is also engaged in production and sales of bedding plants and annuals which will continue to provide increased sales. The Company has become a supplier to Wal-Mart Stores, which entered the Puerto Rico market in 1992 with two stores. Wal-Mart presently has five stores and has announced plans to open ten additional stores in Puerto Rico during 1995 and 1996. The Company is also a supplier for Builders Square which presently has six stores in Puerto Rico.

         During the third quarter of 1993, Margo Landscaping commenced with sales of hard goods, principally Italian terracotta pottery. During 1994, sales of plastic pottery proved to have a high demand. During the first quarter of 1995, Margo Landscaping became involved in the sale of planting media which includes bagged potting soil, peat moss, cypress mulch, pine bark nuggets, etc.

         During the second quarter of 1995, the Company was named the exclusive distributor for Sunniland Corporation's fertilizer and pesticide products for Puerto Rico. Sunniland Corporation, based in Sanford, Florida, is a leading manufacturer of fertilizer and pesticide products for mass merchandisers, retail chains, garden centers, supermarkets and landscapers. Sales of these products commenced during the third quarter of 1995.

         On September 28, 1995, the Company entered into a wholesale agreement with Monsanto Puerto Rico, a division of Monsanto Company, to become a wholesaler of the Solaris product line, which includes Roundup, Ortho and Greensweep, in Puerto Rico and certain other locations in the Caribbean. The Company is already marketing the Solaris product line in Puerto Rico, the U.S. Virgin Islands, the Netherlands Antilles and the British West Indies.

         The Company expects that the addition of the Sunniland and Solaris product lines will have a favorable impact on the Company's future sales.

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

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED
SEPTEMBER 30, 1995 AND 1994

         During the nine months ended September 30, 1995, net income was approximately $33,000, or $.02 per share, compared to $232,000 for the same period in 1994, or $.12 per share.

         For the quarter ended September 30, 1995, the Company had a net loss of approximately $144,000, or $0.08 per share, compared to a loss of $89,000 for the same period in 1994, or $0.05 per share.

         The decrease in net income for the nine month period, as well as the increase in net loss for the third quarter of 1995 when compared to the same periods in 1994, is the result of significant changes in income (loss) from operations, as well as components of other income (expense), as discussed below.

         Income from operations for the nine months ended September 30, 1995 was approximately $48,000, which was reduced by other expenses (net) of $15,000. The nine months ended September 30, 1994 resulted in a loss from operations of $179,000, which was increased by other income (net) of $606,000, principally as a result of insurance proceeds arising from damage caused by Hurricane Andrew of $897,000, reduced by a provision for income tax of $195,000.

         Loss from operations for the third quarter of 1995 was approximately $131,000, which was increased by other expenses (net) of $14,000. The third quarter of 1994 resulted in a loss from operations of $9,000, which was increased by other expenses (net) of $135,000, as a result of increased litigation expenses, reduced by an income tax benefit of $55,000.

SALES

         The Company's consolidated net sales for the nine months ended September 30, 1995 were approximately $3,656,000, compared to $2,635,000 for the same period in 1994, or an increase of approximately 39%. The increase in sales for 1995 when compared to 1994, is due to increased sales, (in both Puerto Rico and South Florida) of ornamental plants, plastic and terracotta pottery, landscaping services as well as sales of lawn and garden products whose related sales commenced during 1995.

         Sales for the third quarter of 1995 were approximately $990,000, compared to $975,000 in 1994, representing an increase of 1%. The Increase in sales for the third quarter of 1995 when compared to 1994 was lower than the percentage increase experienced during the nine month period due to Hurricanes Luis and Marilyn which affected Puerto Rico and the Northeast Caribbean during the month of September 1995. Although Puerto Rico did not receive a direct strike from both hurricanes, tropical storm winds and gusts were experienced, resulting in a loss of sales for half of the month of September 1995.

GROSS PROFITS

         The Company's gross profit for the nine months ended September 30, 1995 and 1994 was 41%. Although gross profits for both periods are comparable, management understands it is not representative of its operations due to various factors described below.

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

         Company management believes that the conclusion of the drought as well as the price increases and reductions in volume discounts will provide for increased gross profits during the fourth quarter of 1995 and beyond.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (SG&A) were approximately $1,463,000 for the nine months ended September 30, 1995, compared to $1,254,000 for the same period in 1994, or an increase of 17%. The increase for 1995 is principally due to increases in shipping and warehousing expenses when compared to the same period in 1994. As a result of increased sales during the nine months ended September 30, 1995, SG&A as a percentage of sales decreased to 40% when compared to 48% for the same period in 1994.

         For the third quarter of 1995, SG&A amounted to approximately $514,000 compared to $419,000 for the same period in 1994, or an increase of 23%. In addition, the increase for 1995 results from increased shipping and warehousing expenses when compared to 1994. And as previously explained, during September 1995, Puerto Rico was affected by Hurricanes Luis and Marilyn, resulting in a loss of sales for approximately two weeks. As a result SG&A as a percentage of sales increased to 52% when compared to 43% for the same period in 1994.

OTHER INCOME AND EXPENSES

         Interest income for the nine months and third quarter ended September 30, 1995 increased due to higher yields obtained from amounts invested (principally restricted cash) when compared to the same periods in 1994.

         Interest expense for the nine months and third quarter ended September 30, 1995 increased as a result of higher outstanding debt balances when compared to the same periods in 1994.

         Litigation expenses represent legal fees incurred in connection with ongoing litigation and will vary depending on developments on each particular case and the time incurred by the Company's legal counsel in handling such cases.

         Litigation settlement of $120,000 (net of related expenses) for the nine months ended September 30, 1995 represents a settlement agreement to be received from the Puerto Rico Department of Agriculture whose case dates to 1991.

         During the quarter and nine months ended September 30, 1994, the Company received $10,000 and $897,000, respectively, from its insurers as a result of losses sustained at the Company's South Florida facilities from Hurricane Andrew in August 1992. At September 30, 1995, the Company did not have any pending claims arising from Hurricane Andrew.

FINANCIAL CONDITION

         The Company's financial condition at September 30, 1995 remains comparable with December 31, 1994. The Company's current ratio continues to be strong, with a ratio of 1.9 to 1 at September 30, 1995, and at December 31, 1994. The Company believes it has adequate resources to meet its current liquidity and capital requirements, including its principal liability of $4,821,000 (including accrued interest of $1,228,000 computed at a rate which approximates the annual borrowing rate) in debt currently subject to litigation with its principal lender, First Union National Bank of Florida. See "Part II -
Item 1. LEGAL PROCEEDINGS" herein.

         For the nine months ended September 30, 1995, the Company invested approximately $425,000 to improve and acquire additional plant and equipment in Puerto Rico and to a lesser extent, in South Florida. This is in line with the Board's continued intent to become the largest grower and distributor of tropical and flowering plants in the Caribbean.

         Despite the fact that the additional 27 acres were not all in production during the first six months of 1995, the Company increased its production inventory by $558,000 in order to meet the increased demand it anticipates for the fourth quarter of 1995and during 1996 with the additional openings of national chain stores at various sites in Puerto Rico.

         The Company's liabilities at September 30, 1995 remain comparable with that at December 31, 1994, with bank debt subject to litigation representing approximately 78% and 69% of total liabilities, respectively.

         Stockholders' equity at September 30, 1995 increased due to results of operations for the first quarter. There were no dividends declared nor issuances of capital stock.

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

         In September 1991 First Union National Bank of Florida ("First Union") acquired the Company's loans from the Federal Deposit Insurance Corporation ("FDIC"). In December 1991, First Union filed a complaint against the Company, Margo Imports, Tropiflower, Inc. and Michael J. Spector, the Company's President and principal shareholder, in the Circuit Court for Dade County, Florida. In its complaint, First Union alleged that the Company was in default under its loan agreement. As of September 30, 1995, the principal balance of the loan was approximately $3,600,000. The loan was guaranteed by Margo Farms del Caribe, Inc. (now Margo Nursery Farms, Inc.), Margo Imports, and Tropiflower, Inc., another of the Company's subsidiaries. Mr. Spector also guaranteed $500,000 of the loan.

         The Facility bears interest at 45 basis points over the prime rate. After default, the Facility calls for the interest rate to increase by 5% per annum. At September 30, 1995, the annual borrowing rate was 8.75% and the default rate was 13.75%. The Company is continuing to accrue interest at a rate that approximates the annual borrowing rate. Accrued interest on the Facility, included in the accompanying consolidated financial statements amounted to approximately $1,228,000 at September 30, 1995. Accrued interest at September 30, 1995, calculated at the default rate is approximately $1,850,000. This latter sum is the approximate amount First Union is claiming it is owed interest through September 30, 1995.

         First Union's complaint also seeks an award of First Union's attorneys' fees and costs. First Union has advised the Company that First Union's attorneys' fees and collection costs through September 30, 1995 are in excess of $2,000,000. The additional interest and attorneys' fees claimed by First Union are not reflected in the accompanying consolidated financial statements. The Company believes that the amounts sought by First Union are unreasonable and that there is significant uncertainty as to First Union's entitlement to these amounts.

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

         In 1992, the Florida court denied several of First Union's motions, including motions to strike or dismiss the Company's counterclaims, and for partial summary judgement on the Company's counterclaim. In addition, the United States District Court in Puerto Rico denied First Union's motions to remand the case to

Puerto Rico state court, dismiss the Company's counterclaim, and strike the Company's prayers for punitive damages (in the amount of 10% of First Union's net worth).

         In March 1993, First Union filed a second amended complaint in the Florida action against the Company and its subsidiaries, Michael Spector and DuPont. In this complaint, First Union restated most of its prior allegations, including those made against the Company in Puerto Rico. In addition, First Union brought a claim for restitution seeking a constructive trust on the proceeds from the Company's settlement of its tort claims against DuPont, a claim for restitution arising from the insurance payments received by the Company as a result of Hurricane Andrew (which seeks a constructive trust on such funds), a claim for defamation against the Company and Michael Spector based upon statements made by Mr. Spector regarding First Union and its dealings with the Company, a claim against Mr. Spector, the Company and DuPont for conversion and destruction of collateral (arising from the damages caused by Benlate), a claim for strict liability against DuPont, a claim for negligence and a claim against the Company for an alleged fraudulent conveyance. First Union has also filed a motion requesting permission to seek punitive damages in connection with its defamation claim.

         The Company has answered First Union's new claims and has reasserted its counterclaims. The Company has also moved for summary judgment on some of First Union's new claims. No date for the argument of such motion has been set.

         Shortly after First Union filed its new complaint, DuPont moved to dismiss First Union's claims against it. After a hearing on DuPont's motion, the court granted DuPont's motion. Thus far, First Union has not refiled its claims against DuPont.

         In late 1993, First Union moved for partial summary judgement against the Company on First Union's claims on the promissory notes executed by the Company, as well as the guaranty executed by the Company in Puerto Rico. As part of its motion, First Union again sought the entry of judgment against the Company on its counterclaims. Following the Company's vigorous opposition of First Union's motion, the court denied First Union's motion in its entirety. Notwithstanding this ruling, First Union recently filed another summary judgement motion, which the Company has once again opposed. No date for the argument of such motion has been set yet.

         Moreover, First Union has convinced the United States District Court in Puerto Rico to stay the case in Puerto Rico. Accordingly, the Company does not expect there to be any activity in the Puerto Rico case in the near future.

         The Company has been engaged in settlement discussions with First Union over the last several months. If a settlement of the litigation cannot be consummated, the Company will continue to vigorously defend against the claims brought by First Union and pursue its counterclaims against First Union. However, there currently is no set date in which this action will be tried.

         At the time of the Company's September 1992 settlement with DuPont, DuPont required the Company to deposit $4,000,000 of the settlement amount with a third party escrow agent to cover the amounts First Union is seeking under the loan agreement. First Union has sought to garnish these funds and the Company has opposed First Union's garnishment motion. Additionally, as of September 30, 1995, the Company had on deposit over $2,100,000 of insurance payments (including interest) received as a result of Hurricane Andrew damage with the Clerk of the Court of Dade County pending the outcome of the litigation. These amounts are reflected on the Company's balance sheet as restricted cash.

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

CLASS ACTION COMPLAINT BY SHAREHOLDER

         In June 1992, a shareholder claiming to represent a group of shareholders filed a class action complaint against the Company and certain of its directors and officers in the United States District Court for the Southern District of Florida. The complaint was later amended to add a second plaintiff.

         The complaint alleged that the Company misrepresented and failed to disclose certain information related to the Company's inventories. The plaintiffs sought certification of the proposed class.

         Following class discovery the Court denied the plaintiff's motion for class certification at a December 1994 hearing. Thereafter, this case was settled in August 1995. Under the settlement, plaintiff was paid a total of $30,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is in default of certain provisions of its loan agreements with its principal lender (see Item 1, Legal Proceedings). At September 30, 1995, the principal amount in default was approximately $3,600,000. The provisions in default included the Company's failure to maintain certain levels of liquidity, capital, insurance, and financial ratios. Due to the Company's improved financial condition, the Company is now in compliance with many of these provisions. Long term debt in default is classified as a current liability in the Consolidated Balance Sheets.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  -10(a) Wholesale Agreement, dated September 28, 1995, between Monsanto Puerto Rico, a division of Searle & Co. and the Company.

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

                                       MARGO NURSERY FARMS, INC.

Date: NOVEMBER 13, 1995                BY: /S/ MICHAEL J. SPECTOR
      -----------------                --------------------------

                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date: NOVEMBER 13, 1995                BY: /S/ ALFONSO ORTEGA
      -----------------                ----------------------

                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer