Form 10-K405
period 1995-12-31
MARGO NURSERY FARMS INC
filed 1996-04-16
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED                                        COMMISSION FILE
DECEMBER 31, 1995                                                    NO. 0-15336

                            MARGO NURSERY FARMS, INC.
                  A FLORIDA CORPORATION - I.R.S. NO. 59-2807561

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                             ROAD 690, KILOMETER 5.8
                          VEGA ALTA, PUERTO RICO 00692

                         REGISTRANT'S TELEPHONE NUMBER:
                                 (809) 883-2570

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $1,635,393 (based on 687,140 shares valued at a bid quote of $2.38 per share as of March 22, 1996).

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of March 31, 1996.

                            MARGO NURSERY FARMS, INC.

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Business...........................................................   1

Item 2.  Properties.........................................................  11

Item 3.  Legal Proceedings..................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  16


PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters................................................  17

Item 6.  Selected Financial Data............................................  18

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.................................  20

Item 8.  Financial Statements and Supplementary Data........................  27

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................  27

PART III

Item 10.  Directors and Executive Officers of the Registrant................  28

Item 11.  Executive Compensation............................................  30

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management........................................................  32

Item 13.  Certain Relationships and Related Transactions....................  33

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K..........................................................  35

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       The principal business of Margo Nursery Farms, Inc. and its subsidiaries (collectively, the "Company") is the production and distribution of tropical and flowering plants. The Company's business is currently conducted at two nursery farms - one in Puerto Rico and another in South Florida. The Puerto Rico operation is also engaged in sales of lawn and garden products ( plastic and terracotta pottery, potting soils, chemicals and fertilizers) as well as landscaping design and installation services.

REORGANIZATION

       On December 22, 1992, the Company reorganized its corporate structure so that Margo Farms Del Caribe, Inc. ("Del Caribe"), one of the Company's subsidiaries, became the new parent corporation in the corporate group. As part of this reorganization, Del Caribe changed its corporate name to Margo Nursery Farms, Inc. The reorganization was accomplished by merging the original parent corporation, Margo Nursery Farms, Inc. ("Margo Farms"), into Margo Bay Farms, Inc. ("Bay Farms"), a newly-organized subsidiary of Del Caribe. The merger did not significantly affect the rights or economic interests of the shareholders of the Company.

PRINCIPAL OPERATIONS

       During 1995 and 1994, the Company conducted operations in Puerto Rico and South Florida. These operations are described below.

PUERTO RICO OPERATIONS

       The Company's operations in Puerto Rico are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. The farm is leased from Michael J. Spector and Margaret Spector. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Puerto Rico Nursery Farm" herein. The Company's products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers are primarily located in Puerto Rico and the Caribbean.

       As a bona fide agricultural enterprise, the Company enjoys a 90% tax deduction under Puerto Rico law from income derived from its production for sales in Puerto Rico. It has also been granted a 90% tax exemption for income derived from its export sales. The Company also receives credits for certain federal income taxes under Section 936 of the Internal Revenue Code. See "Income Taxes" herein.

       In January 1993, the Company formed a new wholly-owned subsidiary, Margo Landscaping and Design, Inc. ("Margo Landscaping"), to continue its landscaping business. Margo Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including landscape design and landscaping. Margo Landscaping is also engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. During the fourth quarter of 1995, Margo Landscaping became a wholesaler for Monsanto Corporation's Solaris Group which includes the Ortho, Roundup and Greensweep product lines (chemicals and pesticides).

SOUTH FLORIDA OPERATIONS

       The South Florida operation conducted through Bay Farms consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. Prior to Hurricane Andrew, this farm produced a large variety of palms, ficus, dracaena, aglonema and scheffelera. These plants were sold to wholesalers, retailers and other customers located throughout the United States, Canada and Western Europe. The Company's products were primarily utilized for interior and exterior landscaping of office buildings, shopping malls, hotels, other commercial sites and private residences. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are currently in production. During 1994, the South Florida operation resumed sales, on a limited basis.

EUROPEAN OPERATIONS

       In 1991, the Company formed Margo Imports, a Netherlands corporation, to market Company products in Europe. In March 1993, the Company discontinued the operations of Margo Imports in connection with the sale of a subsidiary, but has kept Margo Imports active for possible future sales to Europe.

PRODUCTION

       The Company's plants are propagated by using cuttings, plugs, liners, air layers, seeds and tissue cultures. Cuttings are obtained from the Company's own stock plants and from other nurseries for grow-out at the Company's facilities. The newly planted cuttings take from two months to five years to mature into finished products, depending on variety. Bedding plants and annuals take from four to six weeks to mature.

       The Company's products are either field grown or container grown, depending on the variety of plant and where they are grown. Substantially all products grown in South Florida are container grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Puerto Rico operation produces both field and container grown material, as well as bedding plants and hanging baskets.

MARKETING

       During 1995 and 1994 the Company's marketing efforts have been primarily directed at customers served by the Puerto Rico operation. The marketing efforts in South Florida resumed during 1994.

       The principal customers of the Company are wholesalers, mass merchandisers, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico, the mainland United States and throughout the Caribbean. The Company targets construction and government projects which require extensive landscaping. In addition, Margo Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as Pueblo/X-tra, K-Mart, Wal-Mart and Builders Square) the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

       During 1995, 1994 and 1993, the Company's single largest customer for each of such years, accounted for approximately 28% (Builders Square), 20% (Builders Square) and 12% (Flora del Caribe), respectively, of the Company's net sales.

       The Company currently has no long-term (over one year) delivery contracts with customers, including landscaping contracts.

FINANCIAL INFORMATION RELATING TO PRINCIPAL OPERATIONS

       The following table sets forth information regarding operations at each of the Company's operating locations for the years ended December 31, 1995, 1994 and 1993. The information is provided after the elimination of intercompany transactions.

                                               1995               1994              1993
                                               ----               ----              ----
                                                           (Amounts in 000's)
SALES BY LOCATION:
       South Florida                        $   446            $   229           $    -
       Puerto Rico:
       Plants                                 3,093              2,892             2,077
       Lawn and Garden products                 940                271                42
       Landscaping                              455                287               371
                                            -------            -------           -------
                                            $ 4,934            $ 3,679           $ 2,490
                                            =======            =======           =======

OPERATING PROFIT (LOSS) BY LOCATION:
       South Florida                        $  (501)           $  (460)          $  (167)
       Puerto Rico                              173                148              (209)
       Netherlands                               (5)                (4)              (77)
                                            -------            -------           -------
                                            $  (333)           $  (316)          $  (453)
                                            =======            =======           =======

IDENTIFIABLE ASSETS BY LOCATION:
       South Florida                        $ 8,803            $ 8,808           $ 9,160
       Puerto Rico                            6,596              7,119             6,157
       Netherlands                                2                  4                 8
                                            -------            -------           -------
                                            $15,401            $15,931           $15,325
                                            =======            =======           =======


TRADE NAMES AND TRADEMARK

       The Company utilizes the Trade Names "Margo Farms" and "Margo Farms Del Caribe," and has registered the name "Margo Farms" as a trademark with the United States Department of Commerce Patent and Trademark Office. In addition, the Company has registered the trademark "Rain Forest" with the Department of State of the Commonwealth of Puerto Rico.

COMPETITION

       At the present time, the Company's sales efforts are primarily focused in Puerto Rico and the Caribbean. In the Caribbean, the Company enjoys a significant advantage over its competitors because it is the largest producer of quality nursery products in this region. The Company continues expanding its operations in Puerto Rico. Most of the Company's competitors in the Caribbean are small nurseries and landscapers.

       The South Florida operations are subject to significant competition due to the large number of tropical foliage growers in the United States. Competition in the United States is based on quality, price, availability and service.

SEASONALITY

       The demand for plants in the United States is seasonal in nature, with increased demand during spring and fall, and lower demand in summer and winter. The demand in Puerto Rico and the Caribbean is less seasonal.

WORKING CAPITAL REQUIREMENTS OF THE INDUSTRY

       The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. As a result, producers need to invest significant amounts of capital in stock plants and inventory. The Company believes that it has sufficient working capital from cash flow generated from operations and short-term borrowings.

EMPLOYEES

       At December 31, 1995, the Company (Puerto Rico and South Florida) had 135 full time employees, of which 120 were directly involved in nursery production activities, and 15 in sales, accounting and administration. None of its employees are represented by a union.

GOVERNMENT REGULATION

       The United States Department of Agriculture ("USDA") inspects cuttings imported into the United States by the Company. In addition, USDA regulations control various aspects of the Company's plant production process, including restrictions on the types of pesticides and fertilizers. All pesticides and fertilizers utilized by the Company are approved by the Environmental Protection Agency, as required by USDA regulations. The USDA prohibits the importation of foreign soil into the United States and limits the size of plants that can be imported into the United States. Puerto Rico is considered part of the United States for purposes of the USDA regulations.

       Shipments of products may also be subject to inspections by certain state officials. These officials may quarantine or destroy plants that are contaminated or infected by hazardous organisms.

       The Company's operations in the United States are subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's personnel are paid at or just above the federal minimum wage level and, accordingly, changes in such minimum wage rate affect the Company's labor costs.

NATURAL HAZARDS

       The Company's operations are vulnerable to severe weather, such as hurricanes, flood, freezes and, to a lesser extent, plant disease and pests. In 1989, Hurricane Hugo destroyed most of the Company's facilities in Puerto Rico and in 1992 Hurricane Andrew destroyed substantially all of the Company's facilities in South Florida. In both cases, the Company had adequate insurance coverage for its damages. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1995, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories. Nevertheless, while no assurance can be given, the Company expects that it will be able to obtain crop insurance during the second quarter of 1996.

       The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. In Puerto Rico, the Company's new facilities are being constructed with fabricated steel in order to reduce the damage from any future storms. Each of the Company's operations currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

INDUSTRY SEGMENTS

       The Company is primarily engaged in one industry segment, the production and marketing of tropical and flowering plants and the sale of related lawn and garden products. Certain financial information concerning this industry segment is set forth in Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition and in the Company's Consolidated Financial Statements included as Item 8 to this Annual Report on Form 10-K.

FUTURE OPERATIONS

       The Company will continue to concentrate its economic and managerial resources in expanding its operations in Puerto Rico. The Company's Board of Directors has concluded that these operations present attractive opportunities for the future. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region.

       The Company has achieved a history of good margins in Puerto Rico because of the variety and quality of its inventory. The Company believes that it can increase its sales and margins by investing in a larger and more sophisticated facility and by increasing the size and variety of its inventory. Based on the foregoing, in late 1992 and throughout 1993, the Company substantially improved and expanded its growing facilities in Puerto Rico. During January 1994, the Company leased approximately 27 more acres adjacent to its nursery facilities in Vega Alta, Puerto Rico and is in the process of completing this tract of land for additional production. The Company also began production and sales of bedding plants and annuals during late 1993 which provided increased sales during 1994 and 1995 and should continue to provide increased sales in the future.

       In January 1993, the Company formed a new wholly-owned subsidiary, Margo Landscaping and Design, Inc. ("Margo Landscaping") to perform the Company's landscaping business in Puerto Rico. Among various landscaping projects that Margo Landscaping has for 1996 is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $600,000.

       During the third quarter of 1993, Margo Landscaping commenced with sales of hard goods, principally Italian terracotta pottery. During 1994, sales of plastic pottery proved to have a high demand. During the first quarter of 1995, Margo Landscaping became involved in the sale of planting media which includes bagged potting soil, peat moss, cypress mulch, pine bark nuggets, etc.

       During 1995, the Company was named the exclusive distributor for Sunniland Corporation's fertilizer and pesticide products for Puerto Rico. Sunniland Corporation, based in Sanford, Florida, is a leading manufacturer of fertilizer and pesticide products for mass merchandisers, retail chains, garden centers, supermarkets and landscapers.

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

       The Company believes that the addition of the Sunniland and Solaris product lines together with increased sales of other products will result in lawn and garden products representing an increasing proportion of the Company's overall sales. Margo Landscaping is the company engaged in sales of these product lines.

       In August 1995, the Company formed another wholly-owned Puerto Rico subsidiary, Rain Forest Products Group, Inc. ("Rain Forest"). Commencing in 1996, Rain Forest will be engaged in the manufacturing and distribution of potting soils, sugar cane mulch, professional growing mixes, river rock and gravels throughout Puerto Rico and the Caribbean. The Company has requested a tax exemption grant from the government of the Commonwealth of Puerto Rico for the operations of Rain Forest.

       In South Florida, the Board decided to rebuild a portion of the Company's facilities and resume limited production and marketing of plants. In this connection, during 1993 the Company built a 3.9 acre saran house and prepared 16 acres of sun growing area for new plant production. During 1994, the South Florida operation resumed sales on a limited basis. The Company intends to carefully monitor the viability of the South Florida operation, particularly in light of the difficulties in obtaining low cost labor in South Florida and rising insurance costs, and lack of profitability.

INCOME TAXES

       As a Florida corporation, the Company is subject to federal income taxes on its worldwide operations and Puerto Rico income taxes on its Puerto Rico operation. For U.S. income tax purposes, the Company has elected the benefits of
Section 936 ("Section 936") of the Internal Revenue Code. For taxable years beginning prior to December 31, 1993, corporations that met certain requirements and elected the benefits of Section 936 ("Section 936 Corporations") were entitled to a credit against their United States corporate income tax for the portion of such tax attributable to (i) income derived from the active conduct of a trade or business within Puerto Rico ("active business income") or from the sale or exchange of substantially all assets used in the active conduct of such trade or business and (ii) qualified possession source investment income ("QPSII"). These benefits were reduced for taxable years commencing after December 31, 1993, as described below.

       To qualify under Section 936 in any given taxable year a corporation must derive (i) for the three-year period immediately preceding the end of such taxable year, 80% or more of it gross income from sources within Puerto Rico and
(ii) 75% or more of its gross income from the active conduct of a trade or business in Puerto Rico.

       The Omnibus Budget Reconciliation Act of 1993 amended various provisions of Section 936. The amendments (the "OBRA Amendments"), which are generally effective for taxable years beginning after December 31, 1993, permit a taxpayer to compute the tax credit available under Section 936 as under prior law but limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit is equal to a fixed percentage of the amount of tax credit allowable under prior law. This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative, which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15% of allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. For the year ended December 31, 1995, the OBRA Amendments did not affect the Company's business or financial condition, since as a relatively labor intensive business, the Company was able to derive substantial benefit from the new wage credit.

       For information regarding certain proposals to repeal Section 936, refer to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Amendment to Section 936."

       The Company is also subject to Puerto Rico income taxes from its Puerto Rico operations. Subject to certain limitations, the Company's federal income tax liability is creditable against its Puerto Rico income tax liability. The Company has obtained a grant of tax exemption from the Puerto Rico government under the Puerto Rico Tax Incentive Act of 1987, granting it an exemption from income tax on 90% of its income derived on the Company's export sales from Puerto Rico. The grant expires in 2002. The Puerto Rico government also provides a 90% tax deduction for income derived from the Company's agricultural production within Puerto Rico.

ITEM 2.  PROPERTIES

       During 1995, the Company conducted its operations from nursery facilities located in Puerto Rico and South Florida.

PUERTO RICO NURSERY FACILITY

       The Company leases a 117 acre nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. The facility consists of approximately 1,130,000 square feet of shade houses, propagation and mist facilities, as well as a new 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, corporate offices and two homes for field supervisors.

       The Puerto Rico facility is leased from Michael J. Spector and Margaret
D. Spector (the "Spectors"), who are officers, directors and the major shareholders of the Company, pursuant to a lease agreement dated as of January 1, 1993. The lease has an initial term of five years and may be renewed for one additional term of five years at the option of the Company. During the initial term of the lease, rent is $19,000 per month. During the renewal term, the rent increases to the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay $1,000 per month.

       Effective January 1, 1994, the lease agreement was amended to include an additional 27 acres of land adjacent to the nursery facility for a five year period at a monthly rental of $1,750. This amendment does not provide for renewal nor purchase options for this tract of land.

       During the years ended December 31, 1995 and 1994, total lease payments amounted to $249,000. In January 1993, following Hurricane Andrew, the Company relocated its corporate offices to the Puerto Rico facility.

SOUTH FLORIDA NURSERY FACILITY

       The Company's original nursery farm is located on a 51 acre parcel, approximately 20 miles southwest of downtown Miami. This facility, including the land, is owned by the Company. On August 24, 1992, Hurricane Andrew destroyed substantially all of the improvements at this farm. These improvements formerly included 1,144,000 square feet of enclosed growing area, consisting of greenhouses, various types of shade houses, mist propagation houses and a 48,000 square foot fog propagation house. Approximately 671,000 square feet of the enclosed areas were heated. This farm also had approximately 1,321,000 square feet of sun growing areas and stock fields. All production areas were irrigated with overhead sprinklers. Other improvements on the property included a business office, shipping building and warehouses. At the present time, the Company has completed the construction of a new 3.9 acre saran house, a 20,000 square feet propagation house, as well as 16 acres of sun growing area for new production on land located near its South Florida nursery farm which is also owned by the Company.

       In December 1991, the Company's principal lender filed a complaint in Dade County, Florida to foreclose its mortgage on the Company's South Florida facilities. See Item 3 - Legal Proceedings.

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

       In September 1991 First Union National Bank of Florida ("First Union") acquired the Company's loans from the Federal Deposit Insurance Corporation ("FDIC"). In December 1991, First Union filed a complaint against the Company, Margo Imports, Tropiflower, Inc. and Michael J. Spector, the Company's President and principal shareholder, in the Circuit Court for Dade County, Florida. In its complaint, First Union alleged that the Company was in default under its loan agreement. As of December 31, 1995, the principal balance of the loan was approximately $3,600,000. The loan was guaranteed by Margo Farms del Caribe, Inc. (now Margo Nursery Farms, Inc.), Margo Imports, and Tropiflower, Inc., another of the Company's subsidiaries. Mr. Spector also guaranteed $500,000 of the loan.

       The Facility bears interest at 45 basis points over the prime rate. After default, the Facility calls for the interest rate to increase by 5% per annum. At December 31, 1995, the annual borrowing rate was 8.95% and the default rate was 13.95%. The Company is continuing to accrue interest at a rate that approximates the annual borrowing rate. Accrued interest on the Facility, included in the accompanying consolidated financial statements amounted to approximately $1,307,000 at December 31, 1995. Accrued interest at December 31, 1995, calculated at the default rate is approximately $2,000,000. This latter sum is the amount First Union is claiming it is owed in interest through December 31, 1995.

       First Union's complaint also seeks an award of First Union's attorneys' fees and costs. First Union has advised the Company that First Union's attorneys' fees and collection costs through December 31, 1995 are in excess of $2,000,000. The additional interest and attorneys' fees claimed by First Union are not reflected in the accompanying consolidated financial statements. The Company believes that the amounts sought by First Union are unreasonable and that there is significant uncertainty as to First Union's entitlement to these amounts.

       In early 1992, First Union amended its complaint to foreclose its mortgage on the Company's nursery farm in Dade County, Florida. First Union also brought an action in Puerto Rico against the Company. The Company has filed counterclaims against First Union, alleging that the bank tortiously interfered with the Company's negotiations with DuPont and breached its fiduciary duties to the Company. In connection with its counterclaims, the Company is seeking punitive damages from First Union.

       In 1992, the Florida court denied several of First Union's motions, including motions to strike or dismiss the Company's counterclaims, to strike the demands for jury trial and for partial summary judgement on the Company's counterclaim. In addition, the United States District Court for the District of Puerto Rico denied First Union's motions to remand the case to Puerto Rico state court, dismiss the Company's counterclaim, and strike the Company's prayers for punitive damages (in the amount of 10% of First Union's net worth).

       In March 1993, First Union filed a second amended complaint in the Florida action against the Company and its subsidiaries, Michael Spector and DuPont. In this complaint, First Union restated most of its prior allegations, including those made against the Company in Puerto Rico. In addition, First Union brought a claim for restitution seeking a constructive trust on the proceeds from the Company's settlement of its tort claims against DuPont, a claim for restitution arising from the insurance payments received by the Company as a result of Hurricane Andrew (which seeks a constructive trust on such funds), a claim for defamation against the Company and Michael Spector based upon statements made by Mr. Spector regarding First Union and its dealings with the Company, a claim against Mr. Spector, the Company and DuPont for conversion and destruction of collateral (arising from the damages caused by Benlate), a claim for strict liability against DuPont, a claim for negligence and a claim against the Company for an alleged fraudulent conveyance. First Union is also seeking punitive damages in connection with its defamation claim.

       The Company has answered First Union's new claims and has reasserted its counterclaims. The Company also moved for summary judgement on some of First Union's new claims and in response to such motion, the Florida court dismissed First Union's conversion claim.

       Shortly after First Union filed its new complaint, DuPont moved to dismiss First Union's claims against it. After a hearing on DuPont's motion, the court granted DuPont's motion. Thus far, First Union has not refiled its claims against DuPont.

       In late 1993, First Union moved for partial summary judgement against the Company on First Union's claims on the promissory notes executed by the Company, as well as the guaranty executed by the Company in Puerto Rico. As part of its motion, First Union again sought the entry of judgement against the Company on its counterclaims. Following the Company's vigorous opposition of First Union's motion, the court denied First Union's motion in its entirety. Notwithstanding this ruling, First Union recently filed another summary judgment motion, which the Company has once again opposed. The Court recently denied First Union's latest summary judgement motion.

       Moreover, First Union has convinced the United States District Court in Puerto Rico to stay the case in Puerto Rico. Thereafter, the Puerto Rican court dismissed the case without prejudice, with the view to allowing the litigation to take place exclusively before the Florida court at this time. Accordingly, the Company does not expect there to be any activity in the Puerto Rico case in the near future.

       The Company has been engaged in settlement discussions with First Union over the last several months. If a settlement of the litigation cannot be consummated, the Company will continue to vigorously defend against the claims brought by First Union and pursue its counterclaims against First Union. However, there currently is no set date in which this action will be tried.

       At the time of the Company's September 1992 settlement with DuPont, DuPont required the Company to deposit $4,000,000 of the settlement amount with a third party escrow agent to cover the amounts First Union is seeking under the loan agreement. First Union has sought to garnish these funds and the Company has opposed First Union's garnishment motion. Additionally, as of December 31, 1995, the Company had on deposit approximately $2,200,000 of insurance payments (including interest) received as a result of Hurricane Andrew damage with the Clerk of the Court of Dade County pending the outcome of the litigation. These amounts are reflected on the Company's balance sheet as restricted cash.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
         MATTERS

       The Company's common stock is quoted on the NASDAQ Stock Market under the symbol MRGO.

       The following table sets forth the high and low bid quotes of the Company's common stock, as reported by NASDAQ for each of the calendar quarters of 1995 and 1994. The quotations represent the high and low bid quotes between dealers, do not include commissions, markups or markdowns, and may not represent actual transactions.

                    1995 BID QUOTES                     1994 BID QUOTES
            --------------------------------    --------------------------------
QUARTER:         HIGH             LOW                HIGH             LOW
- -------          ----             ---                ----             ---
First           $2-3/8          $2-1/4              $4-1/4          $3-3/4
Second           3               2-1/4               3-5/8           3
Third            4-3/4           2-3/4               3               2-3/8
Fourth           4               2-3/4               2-5/8           2-3/8

       There were approximately 93 holders of record of the common stock as of December 31, 1995. These amounts include custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners.

       The Company did not pay any dividends on its common stock during 1995 or 1994. However, on February 5, 1993, the Company paid a special $4.00 per common share cash dividend to shareholders of record as of January 25, 1993. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

       Dividends paid on the Company's Common Stock are subject to a 10% withholding tax at source under Puerto Rico tax laws. United States shareholders may be entitled to a foreign tax credit, subject to certain limitations, in connection with the imposition of the withholding tax. The Company recommends that shareholders consult their own tax advisors regarding this issue.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data has been taken from the Consolidated Financial Statements included with this Annual Report on Form 10-K. The selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Consolidated Financial Statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------
Earnings Statement Data:                     1995                1994             1993             1992             1991
                                             ----                ----             ----             ----             ----
   Net Sales                              $4,933,718          $3,679,367       $2,489,881       $2,150,373       $2,080,374
   Gross Profit                            1,777,358           1,467,202        1,282,636          740,840          613,569
   Selling, general and administrative     2,110,380           1,782,840        1,735,929        2,687,395        2,329,080
     expenses
   Loss from operations                     (333,022)           (315,638)        (453,293)      (1,946,555)      (1,715,511)
   Loss before income tax provision
     (benefit), extraordinary item
     and cumulative effect on prior
     years of accounting change             (386,334)           (386,798)        (420,280)      (3,397,404)      (2,240,201)
   Extraordinary item, net                         -                   -        4,358,147       19,090,748         (809,225)
   Cumulative effect on prior years of
     applying new method of accounting
     for income taxes                              -                   -          899,220                -                -
   Net income (loss)                        (396,334)           (510,798)       4,949,887       15,678,344       (3,059,426)
   Net income (loss) per common share          ($.21)              ($.27)           $2.62            $9.28           ($1.82)
   Weighted average number of common
     shares outstanding                    1,895,322           1,895,322        1,892,572        1,685,617        1,685,200

Balance Sheet Data:
   Working capital (deficiency)           $5,020,099          $5,580,916       $6,039,687      $13,615,074      ($3,997,505)

   Total assets                           15,400,582          15,930,657       15,325,420       23,841,739        6,930,407
   Long-term debt                            354,707             372,424            5,293          139,528        1,097,038
   Stockholders' equity (deficit)          8,848,402           9,244,855        9,755,704       12,319,256       (3,328,910)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       For the year ended December 31, 1995, the Company incurred a net loss of $396,000, compared to a net loss of $511,000 in 1994 and net income of $4,950,000 in 1993. These amounts represent a loss of $.21 and $.27 per common share for 1995 and 1994, respectively, and an income per common share of $2.62 for 1993. The reason for the change in results of operations between 1995 and 1994 with 1993, is that net income for 1993 includes extraordinary gains of $4,358,000, while 1995 and 1994 do not include any extraordinary gains.

       As discussed under "Item 1 - Natural Hazards", the Company's operations are vulnerable to severe weather. Notwithstanding the precautionary measures taken to mitigate physical damage from severe weather conditions, the indirect effects on the consumer, and hence, the local economy, will have an impact on the Company's operations. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1995, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories. Nevertheless, while no assurance can be given, the Company expects that it will be able to obtain crop insurance during the second quarter of 1996.

       During September 1995, Hurricanes Luis and Marilyn affected Puerto Rico and the Northeast Caribbean. Although Puerto Rico did not receive a direct strike from both hurricanes, tropical storm winds and gusts were experienced, resulting in a loss of sales for half of the month of September, as well as early October. From an overall perspective, sales for 1995 increased by 34% over 1994, principally as a result of increased sales of lawn and garden products sold during 1995.

       During 1994, the Company's operations were adversely affected by a drought which affected Puerto Rico heavily during the second and third quarters. Cost of sales as a percent of net sales increased by 12% for 1994 when compared with 1993, principally due to the effects of the drought.

       During 1990 and 1991, the Company incurred substantial losses (at all of its locations) as a result of the write-off of plant material which was determined to be contaminated by the use of Benlate DF 50, a defective fungicide manufactured by E. I. du Pont de Nemours & Co. ("DuPont").

       During 1992, the Company settled its major claims with DuPont and recognized substantial extraordinary gains.

       For 1993, the Company's results of operations continued to reflect the effects of the Benlate contamination of its inventories during prior years. During 1993, after obtaining the necessary permits from the Puerto Rico Environmental Quality Board, the Company commenced the removal of contaminated material at its Puerto Rico nursery facility. In this regard DuPont agreed to pay the Company $1.5 million in order to assume responsibility for the disposal of contaminated material. As a result, DuPont was released from any liability which may arise from the disposal of this material. For the year ended December 31, 1993, costs associated with this disposal agreement amounted to $730,000 including maintenance, storage and disposal of the contaminated material, as well as legal expenses, income tax and other related costs. The proceeds from the disposal agreement net of the related costs incurred ($770,000) have been classified as extraordinary income in the Company's consolidated statement of operations for the year ended December 31, 1993.

       During September 1993, the Company determined it had no substantial obligations arising from sales of products which may have been contaminated with the defective fungicide, therefore, the Company recognized revenues deferred during 1992 and 1991 as extraordinary income in the amount of $3,588,000, net of $899,000 of income taxes previously paid for those years. These income taxes paid in previous years have been presented as the "cumulative effect on prior years of applying a new method of accounting for income taxes" pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

       For the year ended December 31, 1993 income per common share includes $2.30 per share related to the extraordinary items discussed above amounting to approximately $4,358,000 as well as $.48 income per common share from the cumulative effect on prior years of applying SFAS No. 109.

       During 1988, the Company entered into various agreements with the shareholders of Cariplant, S.A., ("Cariplant") a Dominican Republic company. Among the agreements, the Company had the option to purchase 100% of the outstanding common stock of Cariplant through March 1, 1993.

       During March 1993, the Company exercised its option to purchase the outstanding common shares of Cariplant for approximately $671,000, plus other incidental costs. Also, during March 1993, the Company entered into an agreement and sold Cariplant to Altec International, C. por A., ("Altec") another Dominican Republic company.

       In consideration for the sale of the Cariplant stock, the Company received a promissory note of $1,015,000 and the forgiveness of $1,842,000 in debt owed by the Company to Cariplant (primarily from advances made by Cariplant to the Company of the DuPont payments). This consideration was reduced by the Company's agreement to pay $84,000 mortgage loan of Cariplant.

       As of December 31, 1993, the promissory note's outstanding balance was $996,962. From the inception of the note, the Company received several payments, however, Altec has been unable to comply with the terms of the note. At the present time, Company management is in process of modifying the repayment terms of the outstanding balance and obtaining a mortgage on Cariplant's property and equipment. During 1994, due to unfavorable collection experience as well as current difficulties of operating in the Dominican Republic, Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses and fixed and installed equipment, recording a write-down on the note of approximately $681,000 for the year ended December 31, 1994.

       As a result of the sale of Cariplant to Altec, the Company incurred a loss of $641,000, of which $600,000 were recognized in 1992 and $41,000 in 1993.

       In August 1992, Hurricane Andrew destroyed substantially all of the Company's facilities and production inventory in South Florida. After the hurricane, the Company prepared and submitted insurance claims based on the damage caused by the storm. As of December 31, 1994, the Company had collected all of the proceeds arising from its insurance claims.

RESULTS OF OPERATIONS

SALES

       Consolidated net sales for the year ended December 31, 1995 were $4,934,000, representing a 34% increase from 1994 sales of $3,679,000. Sales for 1995 and 1994 represent sales made by Puerto Rico and South Florida (on a much smaller scale than Puerto Rico). During 1993, South Florida did not engage in sales due to the Benlate contamination and Hurricane Andrew. The increase in sales for 1995 when compared to 1994 is principally due to increased sales of lawn and garden products, which increased by 247% in 1995 when compared to 1994 ($940,000 in 1995 and $271,000 in 1994).

       The increase in sales of 48% for 1994 when compared to 1993, was due to increased sales of ornamental and bedding plants as well as lawn and gardens products (the latter began very limited sales in the fourth quarter of 1993) to national retail chains, which had a greater number of stores open in Puerto Rico during 1994.

GROSS PROFITS

       The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                YEARS ENDED DECEMBER 31,
                                             ----------------------------
                                              1995       1994       1993
                                              ----       ----       ----
Net sales...................................  100.0%     100.0%     100.0%
Cost of sales...............................   63.9       60.2       48.5
                                             ------     ------     ------
Gross profit................................   36.1       39.8       51.5
Selling, general and administrative
   expenses.................................   42.7       48.4       69.7
                                             ------     ------     ------
Loss from operations........................   (6.6)      (8.6)     (18.2)
Interest income (expense), net..............     .7        (.7)      (1.4)
Other income (expense) - net................   (1.8)      (1.2)       2.7
Loss before income tax provision (benefit)..   (7.8)     (10.5)     (16.9)
Income tax provision (benefit)..............     .2        3.4       (4.5)
Loss before extraordinary income and
cumulative effect of                           (8.0)     (13.9)     (12.4)
accounting change...........................
Extraordinary income (loss).................    -          -        175.1
Cumulative effect of accounting change......    -          -         36.1
                                             ------     ------     ------
Net income (loss) ..........................   (8.0)     (13.9)     198.8
                                             ======     ======     ======

       The table above reflects that consolidated gross profits as a percentage of net sales were approximately 36%, 40%, and 52% for the years ended December 31, 1995, 1994 and 1993, respectively.

       The decrease in gross profit of 4% for 1995 when compared to 1994 was the result of a valuation reserve provided for overproduction of plants in South Florida of approximately $250,000. Had this reserve not been recognized, gross profit for 1995 and 1994 would have remained comparable. However, management understands that a 40% gross profit (for both 1995 and 1994) is not representative of its operations due to various factors described below. Nevertheless, sales of lawn and garden products, which increased significantly during 1995, have a lower gross profit than plants.

       From the commencement of the second quarter of 1994 through the first quarter of 1995, Puerto Rico and the northeast Caribbean suffered a severe drought. This drought reduced the Company's product turnover, causing plants to absorb increased overhead costs. The result was a significant reduction in gross profit throughout 1994, as well as the first quarter and portion for the second quarter of 1995.

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

       During 1994, the drought caused a marked decrease in landscaping services provided and sales of field nursery plants to independent landscapers, as well as sales of ornamental plants to retail chain stores. Field nursery plants used for landscaping services, have a higher gross profit than ornamentals. As a result of the drought and the strict water rationing measures implemented by the Puerto Rico government, most landscaping projects were postponed for commencement by developers and/or general contractors. As a result of the drought experienced during 1994, gross profit decreased by 12% when compared with 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       The Company's selling, general and administrative (SG&A) expenses were $2,110,000 for 1995, which represented an 18% increase from 1994 expenses of $1,783,000. SG&A expenses for 1993 were $1,735,000.

       The increase in SG&A for 1995 is the result of continued increases in selling, shipping and warehousing expenses when compared to 1994 and 1993 (in order to provide increased sales). As a result of increased sales for 1995, SG&A as a percentage of sales decreased to 43% when compared to 48% for 1994 and 70% for 1993.

OTHER INCOME AND EXPENSE

       Interest income for 1995 increased by 25% when compared with 1994. This is the result of increased yields obtained on invested funds (principally restricted cash) during 1995, when compared to 1994 and 1993, with similar principal balances invested.

       Interest expense for 1995, 1994 and 1993 represents the Company's interest accrual on debt which is subject to litigation with the Company's principal lender. The 8% and 12% increases for 1995 and 1994 are the result of increased short and long term borrowings during these years.

       Litigation expenses for 1995, 1994 and 1993 have been classified as other expenses in order to provide more comparable results of operations, and represent legal fees incurred in connection with ongoing litigation. Litigation expenses will vary depending on developments on each particular case and time incurred by the Company's legal counsel. Litigation expenses for 1995 and 1994 are presented net of reimbursements of legal fees of $112,000 and $110,948 respectively.

       For the year ended December 31, 1994, the Company wrote down the carrying value of the note receivable resulting from the sale of Cariplant to Altec by $680,962. This write-down represented management's assessment regarding the note's collection experience as well as the country (Dominican Republic) in which the debtor operates.

       The gain on insurance proceeds due to Hurricane Andrew for 1994 and 1993 represents the excess of funds received over the book values of assets destroyed as a result of the storm.

FINANCIAL CONDITION

       At December 31, 1995, the Company's financial condition continues favorable, despite the reduction in shareholders' equity as a result of the net loss of $396,000 for the year. Notwithstanding a decrease of working capital of $561,000 during 1995 ($5,020,000 in 1995 vs. $5,581,000 in 1994), the Company's
current ratio continued strong at December 31, 1995 (1.8 to 1 in 1995 vs. 1.9 to 1 in 1994).

       At December 31, 1995, the Company had cash of $785,000 and short term investments of $500,000. As of such date, the Company also had restricted cash of $6,733,000 received from the settlement with DuPont ($4,000,000 plus interest) and insurance claims arising from Hurricane Andrew ($2,000,000 plus accrued interest), which are restricted pending the outcome of the Company's litigation with its principal lender.

       During the year ended December 31, 1995, the Company's inventories increased by $321,000 (net of an increase in the valuation reserve of $250,000) and the Company purchased $423,000 in additional equipment. This is consistent with the Board's continued intent to become the largest grower and distributor of tropical and flowering plants and lawn and garden products in the Caribbean. The Company believes that it has adequate resources to meet its current liquidity and capital requirements, including its principal liability of $4,899,000 (including accrued interest) in debt currently subject to litigation with its principal lender.

       Total assets decreased by 3% as of December 31, 1995 compared to December 31, 1994, principally as a result of the repayment of $700,000 in short term borrowings in order to control interest expense during 1996 and beyond.

       At December 31, 1995, 75% of the Company's total liabilities represented bank debt ($3,592,000) and related accrued interest ($1,307,000) under litigation. Except for this debt, the Company is presently current on all of its obligations.

INFLATION

       The primary inflationary factors which may affect the Company's results of operations and financial condition are the costs of labor and production materials such as soil, pots, chemicals, fertilizer and plant cuttings. During the last three years, the impact of inflation on the results of domestic operations and financial condition of the Company has been minimal due to the stability of wage rates and the availability of production materials from a wide variety of sources.

       The Company does not anticipate that inflation will have a significant effect on its future earnings or financial condition because increases caused by inflation are ordinarily recovered through increases in prices.

AMENDMENT TO SECTION 936

       The Omnibus Budget Reconciliation Act of 1993, which was signed into law by President Clinton on August 10, 1993, amended various provisions of Section 936 of the United States Internal Revenue Code of 1986. Section 936 provides incentives for eligible U.S. corporations that elect the benefits thereunder ("936 Corporations") to invest in Puerto Rico by providing a tax credit for income derived form certain Puerto Rico operations and investments.

       In general, the amendments (the "936 Amendments"), which are generally effective for taxable years beginning after December 31, 1993, permit a taxpayer to compute the tax credit available under Section 936 as under prior law but limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit would be equal to a fixed percentage of the amount of tax credit allowable under prior law. This fixed percentage commenced at 60% for taxable years beginning in 1994 and will be reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative, which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15 % of allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income.

       For the year ended December 31, 1995, the 936 Amendments did not have any effect on the Company's business or financial condition. Being a labor intensive operation, the Company believes that it will continue to derive substantial benefit from Section 936 through the credit based on economic activity (principally wages).

       In connection with ongoing efforts to adopt Federal budget legislation, various proposals have been made to eliminate the tax benefits available to U.S. corporations operating and investing in Puerto Rico under Section 936. The Omnibus Budget Reconciliation Act of 1993 effective for taxable years beginning in 1994 reduced the benefits previously available under Section 936. The Seven-Year Balanced Budget Revenue Reconciliation Bill of 1995 (the "Budget Bill"), passed by the United States Congress on November 20, 1995 and subsequently vetoed by President Clinton provided for the repeal of Section 936, subject to a ten-year grandfather rule that would have benefited 936 Corporations that were engaged in the active conduct of a trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for taxable years beginning before December 31, 1995. Under the bill, during the grandfather period, the amount of income that would benefit from the credit available under Section 936 derived from the active conduct of a trade or business would be subject to varying caps. As noted above, the Budget Bill was vetoed by President Clinton on December 6, 1995.

       It is not possible to predict what changes will be made to Section 936 as part of the ongoing Federal budget negotiations. While the final impact of a repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area.

INCOME TAXES

       Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax conse quences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

       As a result of the adoption of SFAS No. 109, during the first quarter of 1993, the Company recorded a deferred tax asset and the related cumulative effect on prior years of this accounting change of $899,220. This cumulative effect primarily arose from the taxation of deferred revenue during 1992 and 1991. During the third quarter of 1993, the deferred tax asset was charged to income tax expense (shown as a component of the Company's extraordinary gain for 1993), since the deferred revenue which originated the deferred tax asset was recorded as an extraordinary gain for financial reporting purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements and Schedules and the Auditors Report beginning on page F-1 of this Form 10-K. Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information regarding the directors and executive officers of the Company as of April 1, 1996. The background and experience of these persons are summarized in the paragraphs following the table.

NAME (AGE AT APRIL 1, 1996)                POSITIONS WITH THE COMPANY
- ---------------------------                --------------------------

Michael J. Spector (49)             Chairman, President, Chief Executive
                                    Officer and Director

Margaret D. Spector (44)            Secretary and Director

Blas R. Ferraiuoli (51)             Director

Frederick D. Moss (66)              Director

Michael A. Rubin (53)               Director

Guillermo Fradera (45)              Vice President and General Manager of
                                    Miami Operations

Alfonso Ortega (42)                 Vice President, Treasurer and Chief
                                    Financial Officer

Rene Llerandi (33)                  Vice President - Marketing

Luis Torres (36)                    Vice President - Production

       Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

BACKGROUND OF OFFICERS AND DIRECTORS

       Set forth below is a summary of the background of each person who was an officer or director of the Company as of April 1, 1996.

       MR. SPECTOR currently serves as the President and as a director of the Company. He has held these positions since the organization of the Company in 1981. His wife, Margaret D. Spector, is Secretary and a director of the Company.

       MRS. SPECTOR currently servers as the Secretary and as a director of the Company. She has held these positions since the organization of the Company in 1981. Since July 1993, Mrs. Spector has supervised the Company's plastic and terracotta pottery business.

       MR. FERRAIUOLI was elected a director of the Company in 1988 and continues to hold that position. Since June 1994, he manages his own law firm in San Juan, Puerto Rico. He was a partner in the law firm of Axtmayer, Adsuar, Muniz & Goyco, San Juan, Puerto Rico from March 1994 to June 1994. Prior to March 1994, he was a partner in the firm of Goldman Antonetti Cordova and Axtmayer. Mr. Ferraiuoli practices civil, corporate and administrative law and has provided services to the Company since 1987.

       MR. MOSS was elected a director of the Company in 1988 and continues to hold that position. Since 1986, he has been an independent financial consultant in New York City. He has also served as the Chairman of the Board of Trustees of the Cincinnati Stock Exchange since 1989. Mr. Moss is a director of Summit High Yield Fund (mutual fund).

       MR. RUBIN was elected a director of the Company in 1995 and continues to hold that position. Mr. Rubin is an attorney engaged in private practice. He has been a partner in the law firm of Michael A. Rubin, P.A., Coral Gables, Florida, for more than the past five years.

       MR. FRADERA currently serves as the Vice President and General Manager of the Company's Miami operations. He has held these positions since December 1989. He joined the Company in 1984 and served as Vice President for Corporate Development from 1987 to 1989.

       MR. ORTEGA currently serves as the Vice President, Treasurer and Chief Financial Officer of the Company. He has held this position since he joined the Company in January 1993. From 1989 to January 1993, Mr. Ortega was an audit manager for the accounting firm of Vila Del Corral & Company.

       MR. LLERANDI currently serves as Vice President of Marketing. He has held this position since April 1, 1993. He joined the Company in 1988 as Sales Manager for Puerto Rico.

       MR. TORRES currently serves as Vice President of Production. He has held this position since April 1, 1993. He joined the Company in 1990 as Production Manager for Puerto Rico.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 1995. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth information regarding compensation of the Company's chief executive officer during each of the three years ended December 31, 1995, 1994 and 1993. No other executive officer of the Company earned more than $100,000 during 1995.


                                            ANNUAL COMPENSATION
  NAME OF INDIVIDUAL AND            --------------------------------------            OTHER
   POSITION WITH THE                                                                 ANNUAL
        COMPANY                                   SALARY            BONUS         COMPENSATION
  ----------------------                          ------            -----         ------------
Michael J. Spector                   1995        $160,000         $ 13,600          $      0
Chairman, President,                 1994         160,000           13,600                 0
Chief Executive Officer and          1993         160,000           13,600                 0
Director

COMPENSATION OF DIRECTORS

       The directors of the Company who are not employees of the Company are paid a quarterly retainer fee of $1,000 and an additional $1,000 for each meeting of the board (or committee thereof) attended, plus any travel and out-of-pocket expenses incurred in connection with the performance of their duties. No separate fees are paid for committee meetings attended on the same day as a Board meeting. The directors of the Company who are employed by the Company do not receive additional compensation for serving as directors. The Company also provides directors liability insurance for its directors.

GRANT OF STOCK OPTIONS

       No stock options were granted during the year ended December 31, 1995.

OPTIONS EXERCISED DURING 1995 AND OPTION VALUES AT DECEMBER 31, 1995

       The following table sets information on outstanding options held by the Company's chief executive officer and their value at December 31, 1995. There were no exercises of options during 1995. Value is calculated as the difference between the bid price of the Common Stock and the exercise price at the end of the year.

                                                                 NUMBER OF SHARES           VALUE OF UNEXERCISED
                                                                    UNDERLYING                  IN-THE-MONEY
                                                                UNEXERCISED OPTIONS               OPTIONS AT
                                SHARES                              AT 12/31/95                 12/31/95(1)(2)
                               ACQUIRED      VALUE         ----------------------------   --------------------------
      NAME                   ON EXERCISE    REALIZED       EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
      ----                   -----------    --------       -----------    -------------   -----------  -------------
Michael J. Spector(1)            -              -             8,000          12,000         $4,720        $7,080

- ------------------
  (1) Includes 5,000 options held by to Margaret D. Spector, the wife of Michael J. Spector.

  (2) Based on a bid price of $3-3/4 per share at December 30, 1995 and the exercise price of $3.16 for all unexercised options.

EMPLOYMENT CONTRACTS

       The Company does not have any employment contracts with its executive officers. However, the Company has entered into a consulting agreement with Douglas Pennock, who acts as the general manager of the Company's Puerto Rico landscaping division. Under his consulting agreement, Mr. Pennock receives a weekly fee of $1,481 plus health insurance and automobile expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following tables set forth, as of March 31, 1996, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                     SECURITY OWNERSHIP AS OF MARCH 31, 1996

               NAME                  AMOUNT BENEFICIALLY     PERCENT
    (POSITION WITH THE COMPANY)             OWNED            OF CLASS
    ---------------------------      -------------------     --------
Michael J. Spector                      1,228,182(1)           64.1%
(Executive Officer and Director)

Margaret D. Spector                     1,228,182(1)           64.1%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico 00646
(Executive Officer and Director)

J. Morton Davis                           189,149(2)            9.9%
D.H. Blair Holdings, Inc.
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Frederick D. Moss (Director)                4,500(3)               (5)


Blas Ferraiuoli (Director)                  8,000(3)               (5)


Michael A. Rubin (Director)                 1,000                  (5)


All Executive Officers                  1,279,782(4)           66.2%
and Directors as a Group
(9 persons)
- --------------------
(1) Includes 267,800 shares owned directly by Mr. Spector and 659,694 shares owned jointly with Mrs. Spector and 280,688 shares owned directly by Mrs. Spector. Also includes stock options to acquire 15,000 and 5,000 shares held by Mr Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.

(2) This amount consists of 189,149 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis. This amount is based upon a Schedule 13G dated February 9, 1995 filed with the Securities and Exchange Commission.

(3) Includes 2,000 shares issuable upon stock options exercisable on or within 60 days of March 31, 1996.

(4) Includes 37,800 shares issuable upon exercise of stock options granted to Mr. Spector as described in footnote (1) above and to other officers and directors that are exercisable on or within 60 days of March 31, 1996.

(5)  Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AMOUNT DUE TO PRINCIPAL SHAREHOLDER

       As of December 31, 1995, the Company owed its principal shareholder, Michael J. Spector, approximately $107,000 arising principally from lease payments for the Puerto Rico nursery farm. This balance will be paid during 1996.

LEASE AND OPTION TO PURCHASE PUERTO RICO NURSERY FARM

       Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the Puerto Rico nursery farm. The lease has an initial term of five years and may be renewed for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverages and otherwise maintain the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option the Company must pay $1,000 per month.

       Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for a five-year period. The rent for this additional tract is $1,750 per month. This lease terms for this additional tract do not include renewal or purchase options. See "Item 2 - Properties."

PURCHASE OF RESIDENCE

       In August 1990, the Company agreed to lease a residence located in Puerto Rico from a partnership whose partners include Michael J. Spector and Margaret
D. Spector. The lease has an initial term of five years and provides for payments of $2,000 per month for the first year of the lease and $2,500 per month each of the remaining four years. The Company also pays utilities, taxes, insurance, maintenance and repairs on the residence. The lease may be renewed at a rent to be negotiated. During 1995, the Company paid $30,000 in rent and approximately $10,000 in expenses under the lease. The Company utilizes the residence to house employees, including employees traveling from Miami, as well as off island customers.

       In February 1996, the Company purchased the residence from the partnership. The purchase price, based on the appraised value of the property, amounted to $220,800, including the assumption of the mortgage referred to below. The property was subject to a 10% commercial loan with a balance of approximately $88,000, which was assumed by the Company.

LOAN GUARANTEES

       In December 1988, The Company guaranteed $400,000 in loans made by the Company's principal bank to Michael J. Spector. As of December 31, 1995, the balance of the loan has been reduced to approximately $230,000. The bank has commenced litigation against Mr. Spector, but not the Company, to collect this amount.

       In March 1990, Mr. Spector agreed to personally guarantee up to $500,000 of principal due to the Company's principal bank. The Company and Mr. Spector are involved in litigation with the Company's principal lender. See Note 6 to the Consolidated Financial Statements and Item 3 - "Litigation."

ACQUISITION AND SALE OF CARIPLANT

       On March 17, 1993, the Company completed the purchase of the remaining 96% of the stock of Cariplant. As part of this purchase, the Company paid $184,000 to Mr. Smalley as one of the shareholders of Cariplant. At the closing of the acquisition, Michael J. Spector, the Company's President, received $175,000, from two of the shareholders of Cariplant in repayment of loans which he had previously made to them. See Item 1 - "Business - Major Developments - Purchase of Cariplant Stock."

       On March 29, 1993, the Company sold all of the stock in Cariplant to Altec International C. por A., a corporation controlled by Byron J. Smalley, the former general manager of Cariplant. See Item 1 - "BUSINESS MAJOR DEVELOPMENTS - Sale of Cariplant Stock," for more information regarding these transactions.

CERTAIN OTHER RELATIONSHIPS

       Blas Ferraiuoli, a director of the Company, was a partner in the law firm of Axtmayer, Adsuar, Muniz & Goyco from March 1994 to June 1994, one of a number of firms which the Company engaged for various legal services during 1994. In June 1994, Mr. Ferraiuoli established his own firm and the Company engaged Mr. Ferraiuoli's firm to provide some of the legal services rendered during 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT
 NUMBER                               DESCRIPTION
- -------                               -----------
(a)(1) and    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
(a)(2)

              The information called for by this section of Item 14 is set forth in the Financial Statements and Auditor's Report beginning on page F-i of this Form 10-K. The index to Financial Statements and Schedules is set forth on page F-ii of this Form 10-K.

(a)(3) EXHIBITS. The Exhibits set forth in the following Index of the Exhibits are filed as a part of this report:

(3)           Articles of Incorporation and By-Laws:

              (a) Articles of Incorporation are incorporated by reference to the
                  Company's Form 8-K dated December 23, 1992.

              (b) By-Laws are incorporated by reference from the Company's Form
                  8-K dated December 23, 1992.

(4)           (a) Stock Benefits Plan is incorporated by reference from the
                  Company's Form 10-K filed April 14, 1989.

              (b) Employee Stock Option Plan is incorporated by reference from the Company's Registration Statement on Form S-18 filed December 23, 1986.

              (c) Stock Purchase Plan is incorporated by reference from the
                  Company's Form 10-K filed April 14, 1989.

(7) Opinion Regarding Liquidation Preference incorporated by reference in the Company's 1990 Annual Report on Form 10-K filed April 15, 1992.

(10)          Material Contracts

              (a) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K filed April 15, 1988:

                  (i) Lease Agreement dated January 28, 1988 by and between
              Margo Farms Del Caribe, Inc. and Michael and Margaret Spector.

EXHIBIT
 NUMBER                               DESCRIPTION
- -------                               -----------

              (b) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K filed April 14, 1989:

                  (i) Loan Agreement dated November 17, 1988 by and between
              Margo Nursery Farms, Inc. and Southeast Bank, N.A.

                 (ii) Management Agreement dated as of December 23, 1988 between
              Cariplant, S.A. and Margo Nursery Farms, Inc.

                (iii) Consulting Agreement dated as of December 23, 1988 between
              Margo Nursery Farms, Inc. and Oscar Coen.

                 (iv) Extension Agreement dated as of December 23, 1988 between
              Cariplant, S.A., the Shareholders of Cariplant, S.A. and Margo Nursery Farms, Inc.

                  (v) Requirements Purchase Agreement dated as of April 1, 1989 between Cariplant, S.A. and Margo Farms Del Caribe, Inc.

                 (vi) Non-Compete Agreement dated as of December 23, 1988
              between Margo Nursery Farms, Inc. and Byron J. Smalley.

                (vii) Option to Purchase Shares dated as of December 23, 1988 between Margo Nursery Farms, Inc., Michael Rubin and the Shareholders of Cariplant, S.A.

               (viii) Letter Agreement between Margo Nursery Farms, Inc. and
              Cariplant, S.A. and its shareholders.

              (c) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K filed on May 15, 1990.

                  (i) Modification of Loan Agreement dated March 19, 1990 by and between the Company and Southeast Bank, N.A.

              (d) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K filed April 15, 1992.

                  (i) Modification of Loan Agreement dated May 31, 1991 by and between the Company and Southeast Bank, N.A.

                 (ii) Lease Agreement dated August 29, 1990 by and between the
              Company and S&P, S.E.

                (iii) Consulting Agreement dated December 9, 1991 by and between the Company and Douglas W. Pennock.

                 (iv) Option Agreement dated August 23, 1990 between the Company and Frederick Moss.

                  (v) Option Agreement dated August 23, 1990 between the Company and Blas Ferraiuoli.

              (e) Material contracts incorporated by reference from the Company's Form 8-K dated March 17, 1993:

EXHIBIT
 NUMBER                               DESCRIPTION
- -------                               -----------
                  (i) Supplemental Agreement dated March 17, 1993, between the
              Company and the share holders of Cariplant.

              (f) Material contracts incorporated by reference from the Company's Form 8-K dated December 23, 1992:

                  (i) Agreement and Plan of Merger dated December 21, 1992
              between Margo Nursery Farms, Inc., Margo Farms Del Caribe, Inc. and Margo Bay Farms, Inc.

                 (ii) Articles of Merger dated December 21, 1992.

              (g) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K filed April 15, 1993:

                  (i) Lease Agreement dated January 1, 1993 between the Company and the Spectors.

                 (ii) Stock Purchase Agreement dated March 29, 1993 between the
              Company, Altec Inter national, C. por A., Byron J. Smalley, et al.

                (iii) Disposal Agreement dated December 31, 1992 between the
              Company and Altec International C. por. A.

                 (iv) Collateral Pledge and Security Agreement dated December 7,
              1992 between Del Caribe and Michael J. Spector.

              (h) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K filed April 15, 1994 included in this Form 10-K:

                  (i) First Amendment to Lease Agreement dated January 1, 1994 between the Company and the Spectors.

                 (ii) Supplemental Disposal Agreement between The DuPont Company and Margo Farms Del Caribe, Inc. dated November 2, 1993.

                  (i) Material Contracts incorporated by reference from the
              Company's Annual Report on Form 10-K for the year ended December 31, 1994

                  (i) Loan Commitment Agreement, dated December 15, 1994 between
              Puerto Rico Farm Credit ACA and the Company.

              (j) Material Contracts incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

              (k) Material Contracts filed with this Form 10-K:

                  (i) Deed of Sale, dated February 14, 1996, between S. & P.,
              S. E. and the Company.

EXHIBIT
 NUMBER                               DESCRIPTION
- -------                               -----------
(22) The Registrant's only subsidiaries are Margo Farms Del Caribe, Inc., a Florida corporation, Margo Imports, B.V., a Netherlands corporation, and Tropiflower, Inc., a Florida corporation. Prior to March 29, 1993, Cariplant, S.A., a Dominican Republic corporation, was also a subsidiary.

(27)          Financial Data Schedule (Edgar version only).

(b)           REPORTS ON FORM 8-K.

                  (i) The Company filed a Form 8-K dated March 5, 1993 to report the bonus paid to Michael J. Spector and the relocation of the Company's principal offices. (Item 5).

                 (ii) The Company filed a Form 8-K dated March 5, 1993 to report developments in the liti gation involving First Union National Bank. (Item 5).

                (iii) The Company filed a Form 8-K dated March 5, 1993 to report the receipt of insurance payments from Hurricane Andrew. (Item 5).

                 (iv) The Company filed a Form 8-K dated March 17, 1993 to
              report the acquisition of the remaining stock of Cariplant. (Item
              5)

                  (v) The Company filed a form 8-K dated March 17, 1993 to
              report the sale of Cariplant.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 1996               By: /s/ MICHAEL J. SPECTOR
                                       -----------------------------------------
                                            Michael J. Spector, President
                                            and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrat and in the capacities indicated and on the dates indicated.

Dated: April 12, 1996               By: /s/ MICHAEL J. SPECTOR
                                       -----------------------------------------
                                            Michael J. Spector, Director
                                            Chief Executive Officer

Dated: April 12, 1996               By: /s/ MARGARET D. SPECTOR
                                       -----------------------------------------
                                            Margaret D. Spector, Director

Dated: April 12, 1996               By: /s/ BLAS R. FERRAIUOLI
                                       -----------------------------------------
                                            Blas R. Ferraiuoli, Director

Dated: April 12, 1996               By: /s/ FREDERICK D. MOSS
                                       -----------------------------------------
                                            Frederick D. Moss, Director

Dated: April 12, 1996               By: /s/ MICHAEL A. RUBIN
                                       -----------------------------------------
                                            Michael A. Rubin, Director

Dated: April 12, 1996               By: /s/ ALFONSO A. ORTEGA PEREZ
                                       -----------------------------------------
                                            Alfonso A. Ortega Perez,
                                            Vice President, Treasurer,
                                            Principal Financial and
                                            Accounting Officer

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT AUDITORS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                  MARCH 1, 1996

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                  MARCH 1, 1996

                                                                         PAGE
                                                                         ----
Independent Auditors' Report.........................................     F-3

Financial Statement

         Consolidated Balance Sheets.................................     F-4

         Consolidated Statements of Operations.......................     F-5

         Consolidated Statements of Shareholders' Equity.............     F-7

         Consolidated Statements of Cash Flows.......................     F-9

         Notes to Consolidated Financial Statements..................     F-10

SCHEDULES

         Schedule II - Valuation and Qualifying Accounts.............     F-36

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Margo Nursery Farms, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial statement schedule listed under
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.

                                               /s/ KAUFMAN, ROSSIN & CO.
                                                  ------------------------------
                                                   Kaufman, Rossin & Co.
Miami, Florida
March 1, 1996

                      MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1994

                                        ASSETS

                                                         1995               1994
                                                    --------------     --------------
Current Assets:
  Cash and equivalents                                 $   785,490        $ 1,871,931
  Short term investments                                   500,000            710,359
  Restricted cash                                        6,732,597          6,375,847
  Accounts receivable, net                                 692,165            730,111
  Inventories                                            2,340,373          2,019,732
  Prepaid expenses                                         166,947            186,314
                                                       -----------        -----------
    Total current assets                                11,217,572         11,894,294

Property and equipment, net                              3,587,982          3,504,641
Notes receivable                                           444,411            448,790
Other assets                                               150,617             82,932
                                                       -----------        -----------
    Total assets                                       $15,400,582        $15,930,657
                                                       ===========        ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                    $ 3,663,475        $ 3,647,353
  Notes payable                                            500,000          1,200,000
  Accounts payable                                         372,025            255,285
  Accrued expenses                                       1,555,187          1,195,911
  Due to shareholder                                       106,786               -
  Income taxes payable                                       -                 14,829
                                                       -----------        -----------
    Total current liabilities                            6,197,473          6,313,378

Long-term debt                                             354,707            372,424
                                                       -----------        -----------
    Total liabilities                                    6,552,180          6,685,802
                                                       -----------        -----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
    shares authorized, 1,915,122 shares
    issued, and 1,895,322 shares outstanding                 1,915              1,915
  Additional paid-in capital                             4,637,706          4,637,706
  Retained earnings                                      4,266,895          4,663,229
  Treasury stock, 19,800 common shares, at cost            (48,788)           (48,788)
  Foreign currency translation loss                         (9,326)            (9,207)
                                                       -----------        -----------
    Total shareholders' equity                           8,848,402          9,244,855
                                                       -----------        -----------
    Total liabilities and shareholders' equity         $15,400,582        $15,930,657
                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                             1995           1994           1993
                                         -----------    -----------    -----------
Net Sales ............................   $ 4,933,718    $ 3,679,367    $ 2,489,881

Cost of Sales ........................     3,156,360      2,212,165      1,207,245
                                         -----------    -----------    -----------

    Gross profit .....................     1,777,358      1,467,202      1,282,636

Selling, general and administrative
    expenses .........................     2,110,380      1,782,840      1,735,929
                                         -----------    -----------    -----------

    Loss from operations .............      (333,022)      (315,638)      (453,293)
                                         -----------    -----------    -----------
Other income (expense):
    Interest income ..................       455,041        364,044        312,867
    Interest expense .................      (421,313)      (389,785)      (347,097)
    Litigation expenses, net of legal
       fees reimbursed of $112,000 and
       $110,948 in 1995 and 1994......      (130,229)      (400,939)      (287,815)
    Write-down of note receivable ....          --         (680,962)          --
    Other income .....................        43,189        139,433         79,570
    Loss on sale of subsidiary .......          --             --          (40,790)
    Gain relating to Hurricane Andrew
       after insurance proceeds ......          --          897,049        316,278
                                         -----------    -----------    -----------

                                             (53,312)       (71,160)        33,013
                                         -----------    -----------    -----------
    Loss before income tax provision
       (benefit), extraordinary item
       and cumulative effect on prior
       years of accounting change.....      (386,334)      (386,798)      (420,280)

Income tax provision (benefit) .......        10,000        124,000       (112,800)
                                         -----------    -----------    -----------

    Loss before extraordinary item and
       cumulative effect on prior
       years of accounting change.....      (396,334)      (510,798)      (307,480)

Extraordinary item, net income tax of
    $923,000 in 1993 ..................         --             --        4,358,147
                                         -----------    -----------    -----------

    Income (loss) before cumulative
       effect on prior years of
       accounting change...............     (396,334)      (510,798)     4,050,667

Cumulative effect on prior years of
    applying new method of accounting
    for income taxes...................          --             --         899,220
                                         -----------    -----------    -----------

Net income (loss)......................  $  (396,334)   $  (510,798)   $ 4,949,887
                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                        MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1995, 1994, 1993
                                       (CONTINUED)

                                                    1995           1994            1993
                                               -------------  -------------   -------------
Income (loss) per common share:

    Loss before extraordinary item
    and cumulative effect on prior
    years of accounting change.......                ($.21)         ($.27)          ($.16)

    Extraordinary gain ..............                 --             --              2.30
                                                ----------      ---------       ---------
    Income (loss) before cumulative
    effect on prior years of
    accounting change................                 (.21)          (.27)           2.14

    Cumulative effect on prior years
    of applying new method of
    accounting for income taxes......                 --              --              .48
                                                ----------      ---------       ---------
    Net income (loss) ...............                $(.21)         $(.27)          $2.62
                                                ==========      =========       =========
    Weighted average common shares...            1,895,322      1,895,322       1,892,572
                                                ==========      =========       =========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                           PREFERRED      COMMON        PREFERRED       COMMON       ADDITIONAL
                             STOCK        STOCK           STOCK          STOCK        PAID-IN         RETAINED        TREASURY
                            SHARES        SHARES          AMOUNT         AMOUNT       CAPITAL         EARNINGS         STOCK
                           --------      ---------    ------------    -----------   ------------   -------------   ------------
Balance at December 31,
  1992...................   39,375       1,690,200    $        394    $     1,710   $  4,564,079   $   7,808,621   $    (48,788)

Issuance of common stock
  due to exercise of
  outstanding stock
  options and employee
  stock options granted..     --            30,140           --                30         73,408           --               --

Issuance of common stock
  due to conversion of
  preferred stock........  (39,375)        174,982            (394)           175            219           --               --

Net income ..............      --              --             --              --             --        4,949,887            --

Cash dividends on
  common stock...........      --              --             --              --             --       (7,581,288)           --

Cash dividends on
  preferred stock .......      --              --             --              --             --           (3,193)           --

Foreign currency
  translation loss.......      --              --             --              --             --             --              --
                           -------        ---------       --------         -------   ------------   ------------    -----------
Balance at December 31,
  1993...................      --         1,895,322           --             1,915      4,637,706      5,174,027        (48,788)

Net loss ................      --              --             --              --             --         (510,798)           --

Foreign currency
  translation loss.......      --              --             --              --             --             --              --
                           -------        ---------       --------         -------   ------------   ------------    -----------
Balance at December 31,
  1994...................      --         1,895,322           --             1,915      4,637,706      4,663,229        (48,788)

Net loss ................      --              --             --              --             --         (396,334)           --

Foreign currency
  translation loss.......      --              --             --              --             --             --              --
                           -------        ---------       --------         -------   ------------   ------------    -----------
Balance at December 31,
  1995...................      --         1,895,322       $   --            $1,915   $  4,637,706   $  4,266,895    $   (48,788)
                           =======        =========       ========         =======   ============   ============    ===========


                            CUMULATIVE
                            TRANSLATION
                            ADJUSTMENT        TOTAL
                            -----------    -----------
Balance at December 31,
  1992...................     $(6,760)     $12,319,256

Issuance of common stock
  due to exercise of
  outstanding stock
  options and employee
  stock options granted..       --              73,438

Issuance of common stock
  due to conversion of
  preferred stock........       --              --

Net income ..............       --           4,949,887

Cash dividends on
  common stock...........       --          (7,581,288)

Cash dividends on
  preferred stock .......       --              (3,193)

Foreign currency
  translation loss.......      (2,396)          (2,396)
                              -------      -----------
Balance at December 31,
  1993...................      (9,156)       9,755,704

Net loss ................       --            (510,798)

Foreign currency
  translation loss.......         (51)             (51)
                              -------      -----------
Balance at December 31,
  1994...................      (9,207)       9,244,855

Net loss ................       --            (396,334)

Foreign currency
  translation loss.......        (119)            (119)
                              -------      -----------
Balance at December 31,
  1995...................     $(9,326)     $ 8,848,402
                              =======      ===========

See accompanying notes to consolidated financial statements

                         MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995           1994          1993
                                                        ------------   ------------   -----------
Cash flows from operating activities:
  Net income (loss) ..................................  $  (396,334)   $  (510,798)   $ 4,949,887

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
        Depreciation and amortization ................      339,491        280,731        181,746
        Write-down of note receivable ................         --          680,962           --
        Provision for inventory valuation reserve.....      250,000           --             --
        Cumulative effect on prior years of
           applying new method of accounting for
           income taxes...............................         --             --         (899,220)
        Provision for possible bad debts .............        6,786           --           58,000
        Extraordinary gain, net of income tax ........         --             --       (3,587,820)
        Gain relating to Hurricane Andrew after
          insurance proceeds .........................         --         (897,049)      (316,278)
        Loss on sale of Cariplant stock ..............         --             --           40,790
        Changes in assets and liabilities
           affecting cash flows from
           operating activities:
               Accounts receivable ...................       31,160       (319,533)       (87,082)
               Inventories ...........................     (570,641)      (856,368)      (729,117)
               Prepaid expenses ......................       19,367       (116,422)        10,793
               Advances from shareholders ............      106,786         88,267         28,484
               Other assets ..........................      (67,685)       (24,945)        (1,336)
               Deferred income taxes, net ............         --          104,100       (104,100)
               Accounts payable ......................      116,740         19,077         56,885
               Accrued expenses ......................      359,276        275,336        (44,231)
               Income taxes payable ..................      (14,829)       (10,117)      (533,054)
                                                        ------------   ------------   -----------
Net cash provided by (used in) operating activities...      180,117     (1,286,759)      (975,653)
                                                        ------------   ------------   -----------
Cash flows from investing activities:
  Increase in restricted cash ........................     (356,750)      (291,261)      (568,060)
  Decrease in short-term investments .................      210,359          6,222      1,787,302
  Purchases of property and equipment ................     (422,832)      (964,718)    (1,025,916)
  Proceeds on insurance claims from Hurricane
     Andrew and other insurance claims related
     to property and equipment........................         --          897,049      1,148,168
  Increase in notes receivable .......................      (10,000)       (75,000)          --
  Collection on notes receivable .....................       14,379         51,817         18,058
  Disposition of subsidiary ..........................         --             --         (109,856)
                                                        ------------   ------------   -----------
Net cash provided by (used in) investing activities...     (564,844)      (375,891)     1,249,696
                                                        ------------   ------------   -----------
Cash flows from financing activities:
   Proceeds from notes payable .......................      300,000        910,000      1,025,000
   Repayment of notes payable ........................   (1,000,000)      (410,000)      (400,000)
   Proceeds from long-term debt ......................       78,000        422,000           --
   Repayments of long-term debt ......................      (79,595)        (2,464)      (811,599)
   Dividends .........................................         --             --       (6,404,960)
   Proceeds from issuance of common stock ............         --             --           73,438
                                                        ------------   ------------   -----------
Net cash provided by (used in) financing activities...     (701,595)       919,536     (6,518,121)
                                                        ------------   ------------   -----------
Net decrease in cash and equivalents..................   (1,086,322)      (743,114)    (6,244,078)

Effect of change in exchange rates on cash ...........         (119)           (51)        (2,396)
Cash and equivalents at beginning of year ............    1,871,931      2,615,096      8,861,570
                                                        ------------   ------------   -----------
Cash and equivalents at end of year...................  $   785,490    $ 1,871,931    $ 2,615,096
                                                        ============   ============   ===========

See accompanying notes to consolidated financial statements.

                  MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Margo Nursery Farms, Inc. and subsidiaries (collectively, the "Company") are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, plant leasing companies, wholesalers and retailers. The Company is also engaged in sales of lawn and garden products (planting media, plastic and terracotta pottery, etc.) and provides landscaping design and installation services.

      The Company's primary facility is located in Vega Alta, Puerto Rico. From this facility, the Company sells principally to customers in Puerto Rico and the Caribbean. The Company uses its South Florida facility to sell primarily to customers in Florida.

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly-owned subsidiaries, Margo Landscaping and Design, Inc., Rain Forest Products Group, Inc., Margo Bay Farms, Inc., Tropiflower, Inc., and Margo Imports, B.V. (a Netherlands company). All significant intercompany accounts and transactions have been eliminated in consolidation.

      (b)   CASH EQUIVALENTS

            For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1994, cash and equivalents include approximately $1,027,000 invested in certificates of deposit bearing interest at 4.65%.

            The Company maintains cash and equivalents at financial institutions in excess of federally insured limits.

      (c)   INVENTORIES

            Inventory of plant material includes the cost of seeds, cuttings, pots, soil, chemicals, fertilizer, direct labor and an allocation of overhead costs such as depreciation and rent, among others. Inventories of plants are stated at the lower of cost (first-in, first-out) or market. Inventories of lawn and garden products are stated at the lower or average cost of market.

      (d)   PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND
AMORTIZATION

            Property and equipment are carried at acquisition cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets on a straight-line basis. Such useful lives range from four to twenty years.

            The Company considers depreciation of certain facilities, equipment and stock plants as a direct cost of production of inventory. As inventory is sold, such cost is charged to cost of sales.

      (e)   FOREIGN CURRENCY TRANSLATION

            Assets and liabilities outside the United States and Puerto Rico are translated to U.S. Dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at the average rates of exchange during the applicable period. Effects of translation adjustments are deferred and included as a separate component of shareholders' equity.

      (f)   REVENUE RECOGNITION

            The Company recognizes sales of foliage products and hard goods upon shipment from its facilities to customers.

      (g)   INCOME TAXES

            Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

            Investment tax credits are recorded under the flow-through method.

            As a Florida corporation, Margo Nursery Farms, Inc. is required to file a federal corporate income tax return. However, it has elected to be treated as a possessions corporation under Section 936 of the Internal Revenue Code, and accordingly, receives a credit of federal income tax payable for operations in Puerto Rico. During 1993, the Internal Revenue Code was amended by tax legislation applicable to possessions corporations electing treatment under
Section 936. These changes were effective for taxable years commencing after December 31, 1993. For the years ended December 31, 1994 and 1995, there were no tax effects arising as a result of these changes. Margo Bay Farms, Inc., also a Florida corporation, is required to file a federal income tax return.

            The Commonwealth of Puerto Rico provides a 90% tax deduction for income derived from agricultural production within Puerto Rico.

            Margo Nursery Farms, Inc. has also been granted a 90% exemption from property taxes and from income derived from its export sales, and a 60% exemption from volume of business tax related to export sales, under the Puerto Rico Industrial Incentives Act of 1987. The exemption is for a period of 15 years commencing on July 6, 1987.

      (h)   INCOME (LOSS) PER COMMON SHARE

            Net income (loss) per common share was computed by dividing net income by the weighted average number of shares outstanding. For the years ended December 31, 1995 and 1994 there were 1,895,322 shares outstanding. For the year ended December 31, 1993, there were 1,892,572 weighted average shares.

            For 1995 and 1994, outstanding stock options were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been antidilutive.

      (i)   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The inventory valuation allowance is an estimate which is established through charges to cost of goods sold. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is reasonably possible the Company's estimate of the inventory valuation allowance will change in the near term. The valuation allowance at December 31, 1995 and 1994 was $350,000 and $100,000, respectively.

      The Company has recorded a deferred tax asset of approximately $245,000 which is offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

      As discussed in Note 11, the Company is involved in litigation with its primary lender. While the Company believes it has meritorious defenses against the suit and legitimate counterclaims, the ultimate resolution of the matter could result in a gain or loss significantly different than the amounts presently reflected in the financial statements.

NOTE 2 - DIVIDENDS

      On January 11, 1993, the Company's Board of Directors declared a dividend of $4.00 per common share ($7,581,288) for shareholders of record as of January 25, 1993, paid on February 5, 1993. On the record date, the Company had 1,895,322 shares of outstanding common stock.

      During the year ended December 31, 1993, the Company paid dividends of $3,193 on its convertible preferred stock from January 1, 1993 to January 20, 1993, when the preferred stock was converted into common stock (refer to Note
16).

NOTE 3 - HURRICANE ANDREW

      On August 24, 1992, Hurricane Andrew destroyed almost all of the Company's facilities in South Florida. These facilities included the Company's principal executive offices, warehouses, shadehouses and shipping area. Additionally, almost all of the Company's inventory located at this facility was damaged or destroyed.

      For the years ended December 31, 1994, and 1993, as a result of the damages caused by the storm, the Company recorded the following gains:

                                              1994        1993
                                            --------    --------
Proceeds from insurance claims
   received and receivable                  $908,820    $335,097

Less: Clean-up, relocation and
   other expenses                            (11,771)    (18,819)
                                            --------    --------

Gain, net of insurance claims               $897,049    $316,278
                                            ========    ========


      Insurance proceeds of $1,970,435, less court costs of $19,677, received from insurance claims since 1992 have been restricted as to their use (refer to Notes 5 and 11).

NOTE 4 - EXTRAORDINARY ITEM

      During 1990 and 1991, the Company recognized significant extraordinary losses. These losses (at all of the Company's locations) included, among other costs, the write-off of plant material which was determined to be contaminated by the use of Benlate DF 50, a defective fungicide manufactured by E.I. DuPont de Nemours & Co. ("DuPont").

      During 1992, the Company settled its major claims with DuPont from the Company's use of the defective fungicide and recognized a substantial extraordinary gain.

      As a result of the contamination, during 1992 and 1991, the Company deferred $845,207 and $3,641,833, respectively, from sales of products which may have been contaminated by the use and application of the defective fungicide. Sales of these products were deferred until such time as the Company could determine with greater certainty its obligations for unknowingly having sold such products.

      During 1993, the Company determined that it had no substantial obligations arising from the sales of products which may have been contaminated with the defective fungicide. Accordingly, the Company credited the deferred revenue to income as an extraordinary gain, net of related income taxes paid for 1992 and 1991.

      During September 1993, DuPont agreed to reimburse the Company $1,500,000 for the maintenance and disposal obligation of the contaminated inventory in Puerto Rico. The Company received this payment in November 1993.

      For the year ended December 31, 1993, the extraordinary gain, including related costs and expenses resulting from the maintenance and disposal of the contaminated plant material, as well as the recognition of the deferred revenue as income, were as follows:

             DESCRIPTION                             AMOUNT
- -----------------------------------     ----------------------------
Reimbursement of costs incurred for
   the maintenance and disposal of
   contaminated material                $1,500,000

Cost associated with the
   maintenance and disposal of
   contaminated inventory                 (555,673)

Professional services incurred            (150,000)

Income tax effect                          (24,000)      $  770,327
                                        ----------

Recognition of deferred sales
   as income                             4,487,040

Income tax effect                         (899,220)       3,587,820
                                        ----------       ----------
EXTRAORDINARY GAIN                                       $4,358,147
                                                         ==========


NOTE 5 - RESTRICTED CASH

      During 1991, one of the Company's principal lenders commenced litigation against the Company due to the Company's non-compliance with several covenants under a modified loan agreement (refer to

Note 11). In connection with the settlement with DuPont in 1992, the Company was required to place $4,000,000 of the settlement proceeds in an escrow account. In connection with the settlement of the Company's insurance claims arising from Hurricane Andrew, the Company was required to deposit $1,970,435 (less court costs of $19,677) with the court. At December 31, 1995 and 1994 these amounts are as follows:

         DESCRIPTION                                  1995            1994
- -----------------------------------                  ------          -----
Proceeds from the settlement of
   Benlate claim, including interest
   income of $244,145 and $166,822 in
   1995 and 1994, respectively                     $4,544,795      $4,300,650

Insurance proceeds as a result of
   Hurricane Andrew, including interest
   income of $112,605 and  $124,439 in
   1995 and 1994, respectively                      2,187,802       2,075,197
                                                   ----------      ----------

                                                   $6,732,597      $6,375,847
                                                   ==========      ==========

NOTE 6 - SHORT TERM INVESTMENTS

      At December 31, 1995 and 1994, short term investments consisted of certificates of deposit bearing interest between 3.4% and 5.3%, pledged as collateral for notes payable (refer to Note 10).

      At December 31, 1995, the carrying value of these short term investments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

NOTE 7 - NOTES RECEIVABLE

      At December 31, 1993, the Company had a note receivable with an outstanding principal balance of $996,962, from the sale of Cariplant, S.A. (a former Dominican Republic subsidiary) to Altec International, C. por A. ("Altec"), another Dominican Republic company (refer to Note 19). The note was originally due in 180 equal monthly installments of $9,638, including interest at 8%, through April 2008. The note is collateralized by the common stock and personal guarantee of the major shareholder of Cariplant.

      From the inception of the note, the Company received several payments through December 1995. However, Altec has been unable to comply with the terms of the note. As of March 1, 1996, the Company is in process of obtaining a mortgage on Cariplant's property and equipment, as well as negotiating a modification of the repayment terms of the outstanding unpaid principal balance of $996,962.

      Company management anticipates that Altec will accept the modification, however, due to the unfavorable collection experience as well as the current difficulties of operating in the Dominican Republic, in 1994 Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment. The write-down, amounting to $680,962 has been included as an other expense in the accompanying consolidated statements of operations for the year ended December 31, 1994.

      At December 31, 1995 and 1994, notes receivable included the following:

                  DESCRIPTION                            1995             1994
                 -------------                         --------         ------

Note receivable from Altec                             $301,621         $316,000

10% note, due October 1996,
collateralized by real property                          23,918           23,918

8% notes, due on demand, personally
guaranteed by various Company
personnel ($57,562 collected in January
1996, however, no other collections
are expected in 1996)                                   118,872          108,872
                                                       --------         --------
                                                       $444,411         $448,790
                                                       ========         ========

NOTE 8 - PROPERTY AND EQUIPMENT

      At December 31, 1995 and 1994, property and equipment consisted of the following:

                                                         1995           1994
                                                      ---------      ----------
Land and land improvements                            $ 859,380      $  859,380
Buildings                                               219,404         196,877
Equipment and fixtures                                1,187,716       1,105,629
Transportation equipment                                571,736         531,439
Stock plants                                             97,277          97,277
Leasehold improvements                                1,675,605       1,068,793
Construction in progress                                 81,068         409,959
                                                     ----------      ----------
                                                      4,692,186       4,269,354
Less accumulated depreciation and
   amortization                                      (1,104,204)       (764,713)
                                                     ----------      ----------
                                                     $3,587,982      $3,504,641
                                                     ==========      ==========

      During the years ended December 31, 1995, 1994, and 1993, depreciation expense charged to production was approximately $201,500, $197,000, and $108,000, respectively.

NOTE 9 - DUE TO SHAREHOLDER

      At December 31, 1995, amount due to shareholder principally represents lease payments owed to the Company's principal shareholder arising from the lease agreement for the use of the Company's facilities in Puerto Rico (refer to note 17).

NOTE 10 - NOTES PAYABLE

      At December 31, 1995 and 1994, the Company had short-term borrowings with banks in Puerto Rico and South Florida (collateralized by certificates of deposit), with outstanding balances of $500,000 in 1995 and $1,200,000 in 1994. One borrowing bears interest at 1% over the rate earned by a $500,000 certificate of deposit (6.25% at December 31, 1995) and the other bears interest at 8.5%.

      At December 31, 1995, the carrying value of these notes payable approximates fair value due to the relatively short period of time between the origination of the instruments and their maturities.

NOTE 11 - LONG-TERM DEBT

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

      Under the provisions of the term loans and revolving credit line, the Company's future borrowings were restricted and it was required, among other things, to maintain certain liquidity and other financial ratios. During 1991, the Company violated some of these covenants primarily due to losses suffered by the Company as a result of the Company's use and application of Benlate DF 50, a fungicide manufactured by E.I. DuPont de Nemours & Co. ("DuPont"). The Company wrote down its inventories after experts determined that the Company's inventories were contaminated (refer to note 4).

      In September 1991 First Union National Bank of Florida ("First Union") acquired the Company's loans from the Federal Deposit Insurance Corporation ("FDIC"). In December 1991, First Union filed a complaint against the Company, Margo Imports, Tropiflower, Inc. and Michael J. Spector, the Company's President and principal shareholder, in the Circuit Court for Dade County, Florida. In its complaint, First Union alleged that the Company was in default under its loan agreement. As of December 31, 1995, the principal balance of the loan was approximately $3,600,000. The loan was guaranteed by Margo Farms del Caribe, Inc. (now Margo Nursery Farms, Inc.), Margo Imports, and Tropiflower, Inc. Mr. Spector also guaranteed $500,000 of the loan.

      The Facility bears interest at 45 basis points over the prime rate. After default, the Facility calls for the interest rate to increase by 5% per annum. At December 31, 1995, the annual borrowing rate was 8.95% and the default rate was 13.95%. The Company is continuing to accrue interest at a rate that approximates the annual borrowing rate. Accrued interest on the Facility, included in the accompanying consolidated financial statements amounted to approximately $1,307,000 at December 31, 1995. Accrued interest at December 31, 1995, calculated at the default rate is approximately $2,000,000. This latter sum is the amount First Union is claiming it is owed interest through December 31, 1995.

      First Union's complaint also seeks an award of First Union's attorneys' fees and costs. First Union has advised the Company that First Union's attorneys' fees and collection costs through December 31, 1995 are in excess of $2,000,000. The additional interest and attorneys' fees claimed by First Union are not reflected in the accompanying consolidated financial statements. The Company believes that the amounts sought by First Union are unreasonable and that there is significant uncertainty as to First Union's entitlement to these amounts.

      In early 1992, First Union amended its complaint to foreclose its mortgage on the Company's nursery farm in Dade County, Florida. First Union also brought an action in Puerto Rico against the Company. The Company has filed counterclaims against First Union, alleging that the bank tortiously interfered with the Company's negotiations with DuPont and breached its fiduciary duties to the Company. In connection with its counterclaims, the Company is seeking punitive damages from First Union.

      In 1992, the Florida court denied several of First Union's motions, including motions to strike or dismiss the Company's counterclaims, to strike the demands for jury trial and for partial summary judgement on the Company's counterclaim. In addition, the United States District Court for the District of Puerto Rico denied First Union's motions to remand the case to Puerto Rico state court, dismiss the Company's counterclaim, and strike the Company's prayers for punitive damages (in the amount of 10% of First Union's net worth).

      In March 1993, First Union filed a second amended complaint in the Florida action against the Company and its subsidiaries, Michael Spector and DuPont. In this complaint, First Union restated most of its prior allegations, including those made against the Company in Puerto Rico. In addition, First Union brought a claim for restitution seeking a constructive trust on the proceeds from the Company's settlement of its tort claims against DuPont, a claim for restitution arising from the insurance payments received by the Company as a result of Hurricane Andrew (which seeks a constructive trust on such funds), a claim for defamation against the Company and Michael Spector based upon statements made by Mr. Spector regarding First Union and its dealings with the Company, a claim against Mr. Spector, the Company and DuPont for conversion and destruction of collateral (arising from the damages caused by Benlate), a claim for strict liability against DuPont, a claim for negligence and a claim against the Company for an alleged fraudulent conveyance. First Union is also seeking unspecified punitive damages in connection with its defamation claim.

      The Company has answered First Union's new claims and has reasserted its counterclaims. The Company also moved for summary judgement on some of First Union's new claims and in response to such motion, the Florida court dismissed First Union's conversion claim.

      Shortly after First Union filed its new complaint, DuPont moved to dismiss First Union's claims against it. After a hearing, DuPont's motion was granted. Thus far, First Union has not refiled its claims against DuPont.

      In late 1993, First Union moved for partial summary judgement against the Company on First Union's claims on the promissory notes executed by the Company, as well as the guaranty executed by the Company in Puerto Rico. As part of its motion, First Union again sought the entry of judgement against the Company on its counterclaims. Following the Company's vigorous opposition of First Union's motion, the court denied First Union's motion in its entirety. Notwithstanding this ruling, First Union recently filed another summary judgment motion, which the Company has once again opposed. The Court recently denied First Union's latest summary judgement motion.

      Moreover, the United States District Court in Puerto Rico dismissed the case without prejudice, with the view to allowing the litigation to take place exclusively before the Florida court at this time. Accordingly, the Company does not expect there to be any activity in the Puerto Rico case in the near future.

      The Company has been engaged in settlement discussions with First Union over the last several months. If a settlement of the litigation cannot be consummated, the Company will continue to vigorously defend against the claims brought by First Union and pursue its counterclaims against First Union. However, there currently is no trial date set for this action.

      At the time of the Company's September 1992 settlement with DuPont, DuPont required the Company to deposit $4,000,000 of the settlement amount with a third party escrow agent to cover the amounts First Union is seeking under the loan agreement. First Union has sought to garnish these funds and the Company has opposed First Union's garnishment motion. Additionally, as of December 31, 1995, the Company had on deposit approximately $2,200,000 of insurance payments (including interest) received as a result of Hurricane Andrew damage with the Clerk of the Court of Dade County pending the outcome of the litigation. These amounts are reflected on the Company's balance sheet as restricted cash (refer to note 5).

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

      At December 31, 1995 and 1994, long-term debt consisted of the following:

                                                         1995            1994
                                                      ----------      ----------

Term loans ("First Union")                            $2,492,326     $2,492,326

Revolving credit facilities ("First
  Union")                                              1,099,914      1,099,914

Five-year term loan, variable interest
  rate, 9.25% at December 31, 1995,
  payable in quarterly installments of
  $31,740, including interest, through
  January 2000.  The loan is collateralized
  by transportation and farm equipment.                  423,546        422,000

Capital lease obligation, collateralized
 by equipment, payable in monthly
 installments of $318 (including
 interest at 16%) through August 1996.                     2,396          5,537
                                                      ----------     ----------
                                                       4,018,182      4,019,777
Less current portion                                  (3,663,475)    (3,647,353)
                                                      ----------     ----------
Long-term debt                                        $  354,707     $  372,424
                                                      ==========     ==========

      Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt and notes payable approximates the recorded amounts.

      At December 31, 1995 and 1994, long-term debt and revolving credit facilities in default amounted to $3,592,240.

      The annual aggregate maturities of long-term debt and other financing obligations are as follows:

                  YEAR ENDING
                  DECEMBER 31,              AMOUNT
                  ------------           -----------
                     1996                 $3,663,475
                     1997                     99,020
                     1998                    107,973
                     1999                    117,735
                     2000                     29,979
                                          ----------
                                          $4,018,182
                                          ==========

NOTE 12 - ACCRUED EXPENSES

      At December 31, 1995 and 1994, accrued expenses consisted of the following:

                                                 1995                    1994
                                              ----------              ----------
Payroll and payroll taxes                     $   59,326              $   48,312
Professional fees                                102,149                 115,584
Interest (refer to Note 11)                    1,306,732                 996,309
Other                                             86,980                  35,706
                                              ----------              ----------

                                              $1,555,187              $1,195,911
                                              ==========              ==========

NOTE 13 - INCOME TAXES AND CUMULATIVE EFFECT ON PRIOR YEARS OF APPLYING NEW METHOD OF ACCOUNTING FOR INCOME TAXES

        (a) INCOME TAXES

            The Company provides for income taxes using the applicable statutory tax rates in the related jurisdictions where it operates. The provision for income taxes, as reflected in the accompanying statements of operations for 1995, 1994 and 1993, does not bear a normal relationship to results of operations due to several items, such as a 90% tax exemption (Puerto
Rico), unutilized net loss carryforwards and the Company's election under
Section 936 of the Internal Revenue Code.

            Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                        1995        1994        1993
                                      -------     --------    ---------
Current:
  Puerto Rico                         $10,000     $ 20,000    $   6,000
Deferred:
  United States:
    Federal                              -         104,000     (102,800)
    State                                -            -         (16,000)
                                      -------     --------    ---------
                                      $10,000     $124,000    $(112,800)
                                      =======     ========    =========

      Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate of 34% to loss before income tax provision (benefit), extraordinary item and cumulative effect on prior years of accounting change:

                                           1995            1994          1993
                                        ---------      ----------    -----------
Income Tax benefit computed
   by applying federal rate             $(131,354)     $(131,511)     $(142,895)

(Increase) decrease in
   income tax benefit resulting
   from:

Tax-exempt income                         (17,000)       (22,114)       (16,962)
Puerto Rico tax exclusion                 (62,813)      (107,484)           -
Effect of Florida and Puerto
   Rico taxes (benefits)                  (14,184)        14,112            -

Adjustment of prior year
   valuation allowance                        -           30,561            -

Increase in valuation
   allowance                              158,132         33,614         22,486

Unutilized losses of foreign
   subsidiaries                             1,517          1,400         25,069

Permanent differences                      70,758        291,708            -

Other differences                           4,944         13,714           (498)
                                        ---------      ---------      ---------
                                        $  10,000      $ 124,000      $(112,800)
                                        =========      =========      =========

      Deferred income taxes were recognized in the consolidated balance sheet at December 31, 1995 and 1994 due to the tax effect of temporary differences and loss carryforwards as follows:

                                                          1995           1994
                                                       ---------      ---------
DEFERRED TAX ASSETS:
Excess book over tax depreciation ................     $  20,401      $  13,095
Accrual to cash adjustments ......................       180,277        108,315
Net operating loss carryforwards .................       121,721         56,100
Contribution carryover ...........................           376           -
Alternative minimum tax credit carryover .........        65,211         52,344
                                                       ---------      ---------
                                                         387,986        229,854

DEFERRED TAX LIABILITIES:
Insurance recoveries deferred for tax ............      (143,193)      (143,193)
                                                       ---------      ---------
Gross deferred tax asset .........................       244,793         86,661

Less: Valuation allowance ........................      (244,793)       (86,661)
                                                       ---------      ---------
Net deferred tax asset ...........................     $   -          $    -
                                                       =========      =========

      At December 31, 1995, Margo Landscaping had net operating loss carryforwards of approximately $280,000 available to offset future taxable income, if any, through December 31, 2002.

      In addition, at December 31, 1995, Bay Farms had alternative minimum tax credit carryforwards of $65,211.

     (b) CUMULATIVE EFFECT ON PRIOR YEARS OF APPLYING NEW METHOD OF ACCOUNTING FOR INCOME TAXES

            As explained in Note (1) (g), effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". As a result, during the first quarter of 1993, the Company recorded a deferred tax asset and the related cumulative effect on prior years of this accounting change of $899,220. This cumulative effect arose primarily from the taxation of deferred revenue during 1992 and 1991. During 1993, the deferred tax asset was charged to income tax expense (shown as a component of the Company's extraordinary gain for 1993), since the deferred revenue which originated the deferred tax asset was recorded as an extraordinary gain for financial reporting purposes (refer to Note 4).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

      The Company is a party to various legal actions arising in the ordinary course of business. Except as described in Note 11, in the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

      Refer to Notes 11, 15, and 17 for additional commitments and contingencies.

NOTE 15 - RELATED PARTY TRANSACTIONS

      The Company has guaranteed $400,000 of personal bank loans made to its major shareholder by the Company's principal bank. The shareholder used a portion of the proceeds from these loans to make loans to a former subsidiary and its shareholders (refer to Note 19). A portion of this loan is currently subject to litigation.

      Refer to Notes 16 and 17 for additional related party transactions.

NOTE 16 - SHAREHOLDERS' EQUITY

      The Company is authorized to issue 250,000 shares of preferred stock, par value $.01 per share, in one or more series to be established from time to time by the Company's Board of Directors.

      On December 31, 1990, the Company issued 39,375 shares of preferred stock known as "Series One Preferred Stock (the "Series"). The Company issued these shares to the Spectors (the Company's major shareholders) in exchange for the cancellation of indebtedness owed by the Company to the Spectors. The Series had a right to receive cumulative cash dividends at the rate of $1.20 per share, payable when and as dividends were declared by the Board of Directors. The Series could also be converted into 4.444 fully paid shares of the Company's common stock, at the option of the shareholder. During July 1992, the Company's major shareholders elected to convert all of their preferred stock into 174,982 shares of common stock. These shares were issued in January 1993.

NOTE 17 - LEASE AND OPTION AGREEMENTS

(a) PROPERTY IN VEGA ALTA, PUERTO RICO

The Puerto Rico facility is leased from Michael J. Spector and Margaret D. Spector, who are officers, directors and major shareholders of the Company.

      Effective January 1, 1993, the Company entered into a lease agreement with its major shareholders for an initial five year period at a monthly rental of $19,000. In addition, the lessors have released the Company from responsibility for any claims arising from the Company's use of Benlate in its operations at the nursery facility. The Company has an option to renew this lease for an additional five year period at the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998.

      Under the above lease agreement, the Company has the option to purchase the nursery facility at any time during the term of the lease, based on the property's appraised value. The Company pays $1,000 per month for this purchase option.

      Effective January 1, 1994, the Company amended the lease agreement with its major shareholders to include an additional 27 acres of land adjacent to the nursery facility for a five year period at a monthly rental of $1,750. This amendment does not provide for renewal nor purchase options towards the additional 27 acres of land.

      Total rental payments amounted to approximately $249,000 in 1995 and 1994 and $228,000 in 1993.

(b) PROPERTY IN CERRO GORDO, PUERTO RICO

      In August 1990, the Company entered into an agreement to lease a residence from a partnership whose partners include the Company's major shareholders. The lease agreement calls for monthly lease payments of $2,000 during the first year of the five year term and $2,500 for each of the remaining four years. In addition, the Company is responsible for payment of utilities, property taxes, insurance, maintenance, repairs and administration of the residence. During the years ended December 31, 1995, 1994 and 1993, the Company incurred rental and other expenses related to this property of approximately $41,000, $40,000 and $38,000, respectively.

In February 1996, the Company purchased the residence from the partnership. The purchase price, based on the appraised value of the property, amounted to $220,800. The property was subject to a 10% commercial loan with a balance of approximately $88,000, which was assumed by the Company.

(c) AGGREGATE LEASE OBLIGATIONS AND EXPENSES

The Company's obligations under the above operating lease agreements, assuming the Company exercises its renewal option on the Vega Alta, Puerto Rico property, are as follows:

               YEAR ENDING                  MINIMUM
               DECEMBER 31,             LEASE PAYMENTS
               ------------             --------------
                  1996                       249,000
                  1997                       249,000
                  1998                       288,000
                  1999                       288,000
                  2000                       288,000
               Thereafter                    576,000
                                          ----------
                                          $1,938,000
                                          ==========

      Total rental expense under all operating lease agreements amounted to approximately $279,000, $279,000, and $264,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 18 - STOCK BENEFITS PLAN

      In June 1988, the Company adopted a stock benefits plan (the "Plan") to replace the Company's existing employee stock option plan. Under the terms of the Plan, the Company's Board of Directors, through a committee, can award up to 300,000 shares of common stock to eligible employees through combinations of stock options, stock appreciation rights, restricted stock awards, and stock purchase rights. As of December 31, 1991, the Company had established a stock option plan and a stock purchase plan as described below:

(a) EMPLOYEE STOCK OPTION PLAN

The Company has an employee stock option plan under which certain employees may be granted options to purchase shares of common stock generally at 100% of fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. Options generally vest over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. During January 1993, 29,000 shares under option were exercised at a purchase price between $2.00 and $5.00. The status of the stock option plan as of December 31, 1995, is as follows:

                       UNEXPIRED SHARES
                        UNDER OPTION AT        OPTION PRICE
   YEAR OF GRANT           12/31/95             PER SHARE
   -------------       ----------------       -------------
       1988                 2,750             $2.00 - $2.20
       1993                64,500             $2.88 - $3.16
                           ------
                           67,250
                           ======

At December 31, 1995, options to purchase 28,550 shares of common stock were vested and exercisable.

b) EMPLOYEE STOCK PURCHASE PLAN

During the year ended December 31, 1988, the Company established an employee stock purchase plan. At December 31, 1992, two employees had subscribed to purchase 1,140 shares of the Company's common stock at an offering price of $1.70 per share, which were issued during January 1993.

NOTE 19 - ACQUISITION AND SALE OF CARIPLANT

During 1988, the Company entered into various agreements with the shareholders of Cariplant, S.A., ("Cariplant") a Dominican Republic company. The agreements allowed for, among other things, the Company to manage the operations of Cariplant and have the option to purchase 100% of the outstanding common stock of Cariplant through March 1993.

During March 1993, the Company exercised its option to purchase the outstanding common shares of Cariplant for approximately $671,000, plus other incidental costs. Also, during March 1993, the Company entered into an agreement to sell the stock of Cariplant to Altec in exchange for a 15 year 8% note of $1,015,000 (refer to Note 7), plus the forgiveness of all intercompany balances (approximately $1,842,000 owed by the Company) and the assumption by the Company of a mortgage loan of Cariplant of approximately $84,000.

As a result of the sale of the stock of Cariplant, the Company incurred a loss of $640,790, of which $600,000 was recognized in 1992 and $40,790 in 1993, determined as follows:

                   DESCRIPTION                                        AMOUNT
- ------------------------------------------------                     ----------
Investment in Cariplant                                              $  912,606

Additional costs incurred in the purchase of the
   stock of Cariplant                                                    77,924

Earnings of Cariplant from April 1, 1989 through
   the date of sale                                                   2,402,241
                                                                     ----------
                                                                      3,392,771
                                                                     ----------

 Less: Selling price                                                  1,015,000
       Intercompany balances due                                      1,842,675
       Assumption of mortgage loan                                      (84,317)
       Legal and other expenses                                         (21,377)
                                                                     ----------
                                                                      2,751,981
                                                                     ----------
Loss on sale of Cariplant                                            $  640,790
                                                                     ==========

Simultaneously with the sale of Cariplant, the Company closed its marketing subsidiary in Europe, Margo Imports, whose primary function was to sell nursery products from Cariplant.

NOTE 20 - SUPPLEMENTAL DISCLOSURES FOR THE STATEMENTS OF CASH FLOWS

(a) NON-CASH INVESTING ACTIVITIES

During 1994, the Company transferred certain inventory used as stock plants amounting to $97,277, to fixed assets.

During 1993, the Company sold Cariplant to another Dominican Republic Company in exchange for a 15 year note of $1,015,000, plus the forgiveness of intercompany balances of approximately $1,842,000 owed by the Company and the assumption by the Company of a mortgage loan of Cariplant of approximately $84,000.

(b) NON-CASH FINANCING ACTIVITIES

During 1994, the Company recorded a $680,962 write-down of a note receivable related to the sale of Cariplant (refer to Note 7).

During 1993, the Company applied $1,179,521 from the payment of common stock dividends to related amounts due from its major shareholder. Also, during 1993, the Company converted 39,375 shares ($394) of its Series One Preferred Stock into common shares.

(c) OTHER CASH FLOW TRANSACTIONS

During the years ended December 31, 1995, 1994 and 1993, the Company made interest payments of $110,900, $75,200 and $31,300, respectively, and made income tax payments of $25,000 and $523,000 during the years ended December 31, 1994 and 1993, respectively.

NOTE 21 - MAJOR CUSTOMERS

During 1995, 1994 and 1993 the Company's single largest customer for each of such years, accounted for approximately 28% ($1,391,000) 20% ($740,000) and 12% ($287,000), respectively, of the Company's net sales.

This customer accounts for approximately 15% and 20% of trade accounts receivable at December 31, 1995 and 1994, respectively.

NOTE 22 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1995, the Company recorded a valuation reserve for inventory at its South Florida facility amounting to $218,750.

During the fourth quarter of 1994, the Company recorded a $680,962 write-down of a note receivable related to the sale of Cariplant (refer to Note 7).

During the fourth quarter of 1993, the Company incurred approxi mately $556,000 in costs associated with the storage, maintenance and disposal of plants which may have been contaminated by a defective fungicide. These costs are included in the extraordinary gain for the year ended December 31, 1993.

NOTE 23 - DOMESTIC AND FOREIGN OPERATIONS

      The schedule below presents information about the Company's operations in different geographic areas. Domestic operations include those of Puerto Rico and South Florida. Foreign operations include those of Margo Imports (Europe).

      Income from operations is determined as total net sales less cost of sales and selling, general and administrative expenses. In computing income from operations, extraordinary gain (loss), provision for (benefit from) income taxes, interest expense and other income are not added or deducted. No allocation of general corporate expenses has been made to foreign operations.

      Identifiable assets are those assets of the Company that are identified with the operations in each geographic area less investments in other geographic areas.

NOTE 23

                  MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
   INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                              DOMESTIC         EUROPE    ELIMINATIONS   CONSOLIDATED
                                              --------         ------    ------------   ------------
                                                                       1995
                                            --------------------------------------------------------
Net sales to local unaffiliated customers   $  4,939,718    $       --     $  --        $  4,933,718
Transfers between geographic areas                  --              --        --                --
                                            ------------    ------------   -------      ------------
      Total net sales                       $  4,933,718    $       --     $  --        $  4,933,718
                                            ============    ============   =======      ============
Loss from operations                        $   (328,524)   $     (4,498)  $  --        $   (333,022)
                                            ============    ============   =======      ============
Identifiable assets at December 31, 1995    $ 15,397,977    $      2,605   $  --        $ 15,400,582
                                            ============    ============   =======      ============

                                                                      1994
                                            --------------------------------------------------------
Net sales to local unaffiliated customers   $  3,679,367    $       --     $  --        $  3,679,367
Transfers between geographic areas                  --              --        --               --
                                            ------------    ------------   -------      ------------
      Total net sales                       $  3,679,367    $       --     $  --        $  3,679,367
                                            ============    ============   =======      ============
Loss from operations                        $   (311,481)   $     (4,157)  $  --        $   (315,638)
                                            ============    ============   =======      ============
Identifiable assets at December 31, 1994    $ 15,926,570    $      4,087   $  --        $ 15,930,657
                                            ============    ============   =======      ============

                  MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

               COLUMN A                   COLUMN B                COLUMN C                COLUMN D        COLUMN E
- --------------------------------------    ----------     --------------------------      ----------      -----------
                                           BALANCE       CHARGED TO      CHARGED TO
                                          BEGINNING      COSTS AND         OTHER                           BALANCE
             DESCRIPTION                   OF YEAR        EXPENSES        ACCOUNTS       DEDUCTIONS      END OF YEAR
             -----------                  ---------      ----------      ----------      ----------      -----------
YEAR ENDED DECEMBER 31, 1993:

  Allowance for doubtful accounts         $ 153,000        $ 58,000        $    -       $  (74,900)        $136,100

  Allowance for inventory valuation       $ 100,000        $     -              -               -           100,000
                                          ---------        --------        --------      ----------        --------
                                          $ 253,000        $ 58,000        $    -       $  (74,900)        $236,100
                                          =========        ========        ========     ==========         ========

YEAR ENDED DECEMBER 31, 1994:

  Allowance for doubtful account          $ 136,100        $   -           $    -        $     -           $136,100

  Allowance for inventory valuation       $ 100,000        $   -                -              -            100,000
                                          ---------        --------        --------      ----------        --------
                                          $ 236,100        $   -           $    -        $     -           $236,100
                                          =========        ========        ========      ==========        ========

YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts         $ 136,100        $  6,786        $    -        $   (6,786)       $136,100

  Allowance for inventory valuation       $ 100,000        $250,000             -               -           350,000
                                          ---------        --------        --------      ----------        --------
                                          $ 236,100        $256,786        $    -        $   (6,786)       $486,100
                                          =========        ========        ========      ==========        ========