Form 10-Q
period 1996-03-31
MARGO NURSERY FARMS INC
filed 1996-05-15
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended MARCH 31, 1996


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

                                 (787) 883-2570

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                                                YES    X       NO

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of May 13, 1996.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 1996


                                TABLE OF CONTENTS



                                     PART I


                                                          PAGE
                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        3

          Consolidated Statements of Operations              4

          Consolidated Statement of Shareholders'
           Equity                                            5

          Consolidated Statements of Cash Flows              6

          Notes to Consolidated Financial Statements         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             10



                                     PART II

ITEM 3.  LEGAL PROCEEDINGS                                  15

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES                    19

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K                   19


                           SIGNATURES

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                    ASSETS
                                                               1996         1995
                                                           -----------  -----------
Current assets:
  Cash and equivalents                                     $   413,258  $   785,490
  Short term investments                                       500,000      500,000
  Restricted cash                                            6,824,900    6,732,597
  Accounts receivable, net                                     713,889      692,165
  Inventories                                                2,547,926    2,340,373
  Prepaid expenses and other current assets                    144,145      166,947
                                                           -----------  -----------

    Total current assets                                    11,144,118   11,217,572

Property and equipment, net                                  3,821,536    3,587,982
Notes receivable                                               387,219      444,411
Other assets                                                   188,082      150,617
                                                           -----------  -----------

    Total assets                                           $15,540,955  $15,400,582
                                                           ===========  ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                   $ 3,654,323  $ 3,663,475
  Notes payable                                                500,000      500,000
  Accounts payable                                             342,413      372,025
  Accrued expenses                                           1,571,037    1,555,187
  Due to shareholder                                           145,625      106,786
                                                           -----------  -----------

    Total current liabilities                                6,213,398    6,197,473

Long-term debt                                                 424,496      354,707
                                                           -----------  -----------

    Total liabilities                                        6,637,894    6,552,180
                                                           -----------  -----------

Commitments and contingencies                                     -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                               1,915        1,915
 Additional paid-in capital                                  4,637,706    4,637,706
 Retained earnings                                           4,321,554    4,266,895
 Treasury stock, 19,800 common shares, at cost                 (48,788)     (48,788)
 Foreign currency translation loss                              (9,326)      (9,326)
                                                           -----------  -----------

    Total shareholders' equity                               8,903,061    8,848,402
                                                           -----------  -----------

    Total liabilities and shareholders' equity             $15,540,955  $15,400,582
                                                           ===========  ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                    1996         1995
                                                 ----------   ----------
Net sales                                        $1,396,126   $1,300,803

Cost of sales                                       819,826      699,024
                                                 ----------   ----------

    Gross profit                                    576,300      601,779

Selling, general and administrative expenses        501,550      470,870
                                                 ----------   ----------

    Income from operations                           74,750      130,909
                                                 ----------   ----------

Other income (expense):
  Interest income                                   100,672      112,993
  Interest expense                                  (97,218)    (110,791)
  Litigation expenses                               (30,000)     (83,816)
  Litigation settlement                                -         120,000
  Miscellaneous income                                6,455        7,727
                                                 ----------   ----------

                                                    (20,091)      46,113
                                                 ----------   ----------

Income before provision for income tax               54,659      177,022

Provision for income tax                               -            -
                                                 ----------   ----------

Net income                                       $   54,659   $  177,022
                                                 ==========   ==========

Net income per common share                          $ 0.03       $ 0.09
                                                 ==========   ==========

Weighted average number of common shares          1,895,322    1,895,322
                                                 ==========   ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months ended March 31, 1996
                                   (Unaudited)

                                           COMMON       COMMON      ADDITIONAL                              CUMULATIVE
                                           STOCK        STOCK       PAID-IN      RETAINED     TREASURY      TRANSLATION
                                           SHARES       AMOUNT      CAPITAL      EARNINGS     STOCK         ADJUSTMENT    TOTAL
                                          ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1995               1,895,322   $    1,915   $4,637,706   $4,266,895   ($  48,788)   ($   9,326)   $8,848,402

Net income                                      --           --           --         54,659         --            --          54,659
                                          ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1996                  1,895,322   $    1,915   $4,637,706   $4,321,554   ($  48,788)   ($   9,326)   $8,903,061
                                          ==========   ==========   ==========   ==========   ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                   1996                    1995
                                                                                                -----------             -----------
Cash flows from operating activities:
  Net income                                                                                    $    54,659             $   177,022
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                                                   106,116                  64,378
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                                                           (21,724)               (139,165)
      Inventories                                                                                  (207,553)               (182,303)
      Prepaid expenses and other current assets                                                      22,802                  37,597
      Increase in amount due to shareholder                                                         (27,667)                   --
      Other assets                                                                                  (46,408)                  4,808
      Accounts payable                                                                              (29,612)                (21,591)
      Accrued expenses                                                                               15,850                  42,864
                                                                                                -----------             -----------

    Net cash used in operating activities                                                          (133,537)                (16,390)
                                                                                                -----------             -----------

Cash flows from investing activities:
  Decrease (increase) in short term investments                                                        --                   210,359
  Increase in restricted cash                                                                       (92,303)                (82,256)
  Additions to property, plant and equipment                                                       (118,870)               (212,032)
  Collection of (increase in) notes receivable                                                         (370)                 13,119
                                                                                                -----------             -----------

    Net cash used in investing activities                                                          (211,543)                (70,810)
                                                                                                -----------             -----------

Cash flows from financing activities:
  Repayment of short-term borrowings                                                                   --                  (200,000)
  Repayment of long-term debt                                                                       (27,152)                   (230)
                                                                                                -----------             -----------

    Net cash used in financing activities                                                           (27,152)               (200,230)
                                                                                                -----------             -----------

Net decrease in cash                                                                               (372,232)               (287,430)

Cash and equivalents at beginning of year                                                           785,490               1,871,931
                                                                                                -----------             -----------

Cash and equivalents at end of period                                                           $   413,258             $ 1,584,501
                                                                                                ===========             ===========

See accompanying notes to consolidated financial statements

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

These interim consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly owned subsidiaries, Margo Landscaping and Design, Inc. ("Margo Landscaping") Rain Forest Products Group, Inc. (Rain Forest), and Margo Bay Farms, Inc. ("Bay Farms").

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


NOTE 2 - RESTRICTED CASH AND RELATED DEBT

During 1991, one of the Company's principal lenders commenced litigation against the Company due to the Company's non-compliance with several covenants under a modified loan agreement. In connection with the settlement of a tort claim in 1992, the Company was required to place $4,000,000 of the settlement proceeds in an escrow account. In connection with the settlement of the Company's insurance claims arising from Hurricane Andrew (also in 1992), the Company was required to deposit $1,970,435 (less court costs of

$19,677) with the court. At March 31, 1996 and December 31, 1995, these amounts are as follows:


          DESCRIPTION                      1996               1995
- ------------------------------------    ----------          ----------
Proceeds from the settlement of tort
 claim, including interest income       $4,610,973          $4,544,795
Proceeds from Hurricane Andrew,
 including interest income               2,213,927           2,187,802
                                        ----------          ----------
                                        $6,824,900          $6,732,597
                                        ==========          ==========


At March 31, 1996 and December 31, 1995, the principal balance of debt subject to litigation amounted to approximately $3,600,000, and related accrued interest amounted to approximately $1,385,000 and $1,307,000, respectively. See Item 3 "Legal Proceedings" herein.


NOTE 3 - NOTES RECEIVABLE

At December 31, 1993, the Company had a note receivable with an outstanding principal balance of $996,962, from the sale of Cariplant S.A. (a former Dominican Republic subsidiary) to Altec International, C. por A. ("Altec"), another Dominican Republic company. The note was originally due in 180 equal monthly installments of $9,638, including interest at 8%, through April 2008. The note is collateralized by the common stock and personal guarantee of the major shareholder of Cariplant.

From the inception of the note in March 1993, the Company received several payments. However, Altec has been unable to meet its obligation. As of March 31, 1996, the Company is in process of obtaining a mortgage on Cariplant's property and equipment, as well as negotiating a modification of the repayment terms of the outstanding unpaid principal balance of $996,962.

Company management anticipates that Altec will accept the modification, however, due to the unfavorable collection experience, as well as the current difficulties of operating in the Dominican Republic, in 1994 Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment. The write-down, amounting to $680,962 was included as an other expense in the consolidated statements of operations for the year ended December 31, 1994.

At March 31, 1996 and December 31, 1995, notes receivable included the following:


          DESCRIPTION                              1996              1995
- -----------------------------------              --------          ------

Note receivable from Altec                       $301,621          $301,621

10% note, due October 1996,
 collateralized by real property                   24,288            23,918

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1996)             61,310           118,872
                                                 --------          --------

                                                 $387,219          $444,411
                                                 ========          ========



NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 1996 and December 31, 1995 property and equipment consisted of the following:


           DESCRIPTION                        1996                1995
 ---------------------------------          ----------          ----------

 Land and land improvements                 $  859,380          $  859,380
 Buildings                                     445,146             219,404
 Equipment and fixtures                      1,230,233           1,187,716
 Transportation equipment                      604,173             571,736
 Stock Plants                                   97,277              97,277
 Leasehold improvements                      1,699,490           1,675,605
 Construction in progress                       96,157              81,068
                                            ----------          ----------
                                             5,031,856           4,692,186
 Less accumulated depreciation and
  amortization                              (1,210,320)         (1,104,204)
                                            ----------          ----------

                                            $3,821,536          $3,587,982
                                            ==========          ==========

NOTE 5 - NET INCOME PER COMMON SHARE

Net income (loss) per share of common stock is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the relevant periods.


NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a)       NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the three months ended March 31, 1996, the Company acquired a residence (previously leased by the Company) from a partnership, whose partners included among others, Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company. The purchase price of the residence, determined by an independent certified real estate appraiser, amounted to $220,800. Regarding the acquisition, the Company assumed a commercial loan amounting to $87,789, owed by the partnership, recorded an account payable to the Spectors amounting to $66,506, and applied $57,562 and $8,943 to the principal and interest, respectively, of a note receivable owed by a consultant to the Company (who was also a shareholder in the partnership).

b)       OTHER CASH FLOW TRANSACTIONS

         Other cash flow transactions for the three months ended March 31, 1996 and 1995, include interest payments amounting to approximately $19,000 and $23,300, respectively. No income tax payments were made for the three months ended March 31, 1996 and 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


Margo Nursery Farms, Inc. and its subsidiaries, Margo Landscaping
& Design, Inc. ("Margo Landscaping") Rain Forest Products Group,
Inc. ("Rain Forest") and Margo Bay Farms, Inc. ("Bay Farms"), are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company has historically sold its products to wholesalers, retailers, interiorscapers, landscapers, builders, plant leasing companies and other growers located throughout the United States, the Caribbean, Canada and Europe. The Company is also engaged in sales of lawn and garden products (principally plastic pots, terracotta pottery, potting soils, chemicals and fertilizers) and also provides landscaping design and installation services.


PRINCIPAL OPERATIONS

The Company's business is currently conducted at two locations, one in Puerto Rico and another in South Florida. These operations are described below:

PUERTO RICO OPERATIONS

The Company's operation in Puerto Rico is conducted at a 119 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company. The Company's products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowing and ornamental plants, trees, shrubs and ground covers. Its customers are primarily located in Puerto Rico and the Caribbean.

As a bona fide agricultural enterprise, the Company enjoys a 90% tax deduction from income derived from its production for sales in Puerto Rico. It has also been granted a 90% tax exemption for income derived from its export sales. The Company also receives credits for certain federal income taxes under Section 936 of the Internal Revenue Code.

Margo Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including landscape design and installation. Margo Landscaping is also engaged in sales of plastic and terracotta pottery, as well as lawn and garden products. During the fourth quarter of 1995, Margo Landscaping became a wholesaler for Monsanto Corporation's Solaris Group, which includes the Ortho, Roundup and Greensweeep product lines (chemicals and pesticides).

SOUTH FLORIDA OPERATIONS

The South Florida operation conducted through Bay Farms consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. During 1993 and 1994, the Company rebuilt a portion of its facilities. During 1994, South Florida resumed sales. Approximately 20 acres are currently in production.


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

In January 1993, the Company formed a new wholly-owned subsidiary, Margo Landscaping and Design, Inc. ("Margo Landscaping") to perform the Company's landscaping business in Puerto Rico. Among various landscaping projects that Margo Landscaping has for 1996 is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $645,000.

During the third quarter of 1993, Margo Landscaping commenced with sales of hard goods, principally Italian terracotta pottery.

During 1994, sales of plastic pottery proved to have a high demand. During the first quarter of 1995, Margo Landscaping became involved in the sale of planting media which includes bagged potting soil, peat moss, cypress mulch, pine bark nuggets, etc.

In August 1995, the Company formed another wholly-owned Puerto Rico subsidiary, Rain Forest Products Group, Inc. ("Rain Forest"). Commencing in 1996, Rain Forest will be engaged in the manufacturing and distribution of its own line of potting soils, sugar cane mulch, professional growing mixes, river rock and gravels throughout Puerto Rico and the Caribbean. The Company has requested a tax exemption grant from the government of the Commonwealth of Puerto Rico for the operations of Rain Forest.

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

The Company believes that the addition of the Sunniland and Solaris product lines together with increased sales of the Rain Forest line and other products will result in lawn and garden products representing an increasing proportion of the Company's overall sales.

In South Florida, the Board decided to rebuild a portion of the Company's facilities and resume limited production and marketing of plants. In this connection, during 1993 the Company built a 3.9 acre saran house and prepared 16 acres of sun growing area for new plant production. During 1994, the South Florida operation resumed sales. The Company intends to carefully monitor the viability of the South Florida operation, particularly in light of the difficulties in obtaining low cost labor in South Florida and rising insurance costs, and lack of profitability.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS OF 1996 AND 1995

During the first three months of 1996, the Company had net income of approximately $55,000, or $.03 per share, compared to $177,000 for the same period in 1995, or $.09 per share.

The decrease in net income for the three months ended March 31, 1996, when compared to the same period in 1995, is due to changes in income from operations, as well as the components of other income (expense), as discussed below.

SALES

The Company's consolidated net sales for the first three months of 1996 were approximately $1,396,000, compared to $1,301,000 for the same period in 1995, or an increase of approximately 7%. The increase in sales for 1996 when compared to 1995, is due to a significant increase in sales of lawn and garden products, coupled with a decrease in sales of field nursery plants.

GROSS PROFITS

The Company's gross profit for the first quarter of 1996 was 41.3% compared to 46.3% for 1995, or a decrease of 5%. This decrease in gross profit is due to the significant increase in sales of lawn and garden products during 1996, which result in a lower gross profit than plants.

Also, during the first three months of 1996, sales of field nursery plants decreased when compared to the same period in 1995. Field nursery plants, used principally for landscaping services, have a higher gross profit than ornamental plants, thus a decrease in these sales results in a decrease in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $502,000 and $471,000 for the first three months of 1996 and 1995, respectively, or an increase of 6.5%. The increase for 1996 is principally due to an increase in general and administrative expenses, as a result of additional administrative personnel and an increase in depreciation expense. Notwithstanding the increase, SG&A as a percentage of sales remains comparable (36%) for both periods of 1996 and 1995.

OTHER INCOME AND EXPENSES

Interest income and interest expense for the first three months of 1996 decreased by 11% and 12%, respectively, when compared to the same period in 1995. This decrease is due to lower outstanding principal balances on short-term investments and notes payable during 1996 when compared with 1995.

Litigation expenses represent legal fees incurred in connection with ongoing litigation and will vary depending on developments on each particular case and the time incurred by the Company's legal counsel. For the first three months of 1996, litigation expenses decreased by approximately $54,000 when compared to the same period in 1995.

Litigation settlement of $120,000 net of expenses for the first three months of 1995 represents a settlement agreement received from the Puerto Rico Department of Agriculture whose case dates to 1991.

FINANCIAL CONDITION

The Company's financial condition at March 31, 1996 remains comparable with December 31, 1995. The Company's current ratio continues to be strong, with a ratio of 1.8 to 1 at March 31, 1996, and at December 31, 1995. The Company believes it has adequate resources to meet its current liquidity and capital requirements, including its principal liability of $4,985,000 (including accrued interest of $1,385,000 computed at a rate which approximates the annual borrowing rate) in debt currently subject to litigation with its principal lender, First Union National Bank of Florida.

For the first three months of 1995, the Company has invested approximately $119,000 to improve and acquire additional plant and equipment in Puerto Rico. This is on line with the Board's intent to continue as the largest grower and distributor of tropical plants and lawn and garden products in the Caribbean.

The Company continues to increase its production inventory as well as lawn and garden products in order to meet the increased demands it expects to have during the remainder of 1996. In this regard, the Company increased inventories by approximately $208,000 during the first three months of 1996.

The Company's liabilities at March 31, 1996 remain comparable with those at December 31, 1995, with bank debt subject to litigation representing approximately 75% of total liabilities.

Stockholders' equity at March 31, 1996 increased due to results of operations for the first quarter. There were no dividends declared nor issuance of capital stock.

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

In September 1991 First Union National Bank of Florida ("First Union") acquired the Company's loans from the Federal Deposit Insurance Corporation ("FDIC"). In December 1991, First Union filed a complaint against the Company, Margo Imports, Tropiflower, Inc. and Michael J. Spector, the Company's President and principal shareholder, in the Circuit Court for Dade County, Florida. In its complaint, First Union alleged that the Company was in default under its loan agreement. As of March 31, 1996, the principal balance of the loan was approximately $3,600,000. The loan was guaranteed by Margo Farms del Caribe, Inc. (now Margo Nursery Farms, Inc.), Margo Imports, and Tropiflower, Inc., another of the Company's subsidiaries. Mr. Spector also guaranteed $500,000 of the loan.

The Facility bears interest at 45 basis points over the prime rate. After default, the Facility calls for the interest rate to increase by 5% per annum. At March 31, 1996, the annual borrowing rate was 8.70% and the default rate was 13.70%. The Company is continuing to accrue interest at a rate that approximates the annual borrowing rate. Accrued interest on the Facility, included in the accompanying consolidated financial statements amounted to approximately $1,385,000 at March 31, 1996. Accrued interest at March 31, 1996, calculated at the default rate is approximately $2,100,000 . This latter sum is the amount First Union is claiming it is owed in interest through March 31, 1996.

First Union's complaint also seeks an award of First Union's attorneys' fees and costs. First Union has advised the Company that First Union's attorneys' fees and collection costs through March 31, 1996 are in excess of $2,000,000. The additional interest and attorneys' fees claimed by First Union are not reflected in the accompanying consolidated financial statements. The Company believes that the amounts sought by First Union are unreasonable and that there is significant uncertainty as to First Union's entitlement to these amounts.

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

At the time of the Company's September 1992 settlement with DuPont, DuPont required the Company to deposit $4,000,000 of the settlement amount with a third party escrow agent to cover the amounts First Union is seeking under the loan agreement. First Union has sought to garnish these funds and the Company has opposed First Union's garnishment motion. Additionally, as of March 31, 1996, the Company had on deposit approximately $2,200,000 of insurance payments (including interest) received as a result of Hurricane Andrew damage with the Clerk of the Court of Dade County pending the outcome of the litigation. These amounts are reflected on the Company's balance sheet as restricted cash.

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

During the course of the litigation, First Union has repeatedly moved for partial summary judgment against the Company on First Union's claims on the promissory notes executed by the Company, the guaranty executed by the Company in Puerto Rico, and the Company's counterclaims. To date, all such motions have been denied.

In addition, after two prior unsuccessful attempts, First Union has recently prevailed in its efforts to have this case tried without a jury. The Company has appealed this ruling to the Third District Court of Appeal.

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

The Company has been engaged in settlement discussions with First Union over the last several months. If a settlement of the litigation cannot be consummated, the Company will continue to vigorously defend against the claims brought by First Union and pursue its counterclaims against First Union. Absent a settlement or delay due to the appeal of the ruling striking the Company's jury demands, this case will be tried some time during the two week trial calendar commencing July 1, 1996.


ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default of certain provisions of its loan agreements with its principal lender (see Item 1, Legal Proceedings). At March 31, 1996, the principal amount in default was approximately $3,600,000. The provisions in default included the Company's failure to maintain certain levels of liquidity, capital, insurance, and financial ratios. Due to the Company's improved financial condition, the Company is now in compliance with many of these provisions. Long term debt in default is classified as a current liability in the Consolidated Balance Sheets.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

           (27)  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1996:

                  None

                                   SIGNATURES




Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARGO NURSERY FARMS, INC.



Date:  MAY 13, 1996                BY: /S/ MICHAEL J. SPECTOR
      -------------                --------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  MAY 13, 1996                BY: /S/ ALFONSO ORTEGA
      -------------                ----------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer