Form 10-Q
period 1996-06-30
MARGO NURSERY FARMS INC
filed 1996-08-13
CIK 808493

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 1996

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

                                 YES [X]    NO [ ]

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of August 9, 1996.


                             Total Pages in Report:
                                 Exhibit Index:

===============================================================================

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                       4

          Consolidated Statements of Operations                             5

          Consolidated Statement of Shareholders'
           Equity                                                           6

          Consolidated Statements of Cash Flows                             7

          Notes to Consolidated Financial Statements                        8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION                            12



                                     PART II

ITEM 3.  LEGAL PROCEEDINGS                                                  19

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES                                    19

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITIES HOLDERS                                             20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   20

                           SIGNATURES

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                    ASSETS
                                                               1996         1995
                                                           -----------  -----------
Current assets:
  Cash and equivalents                                     $ 1,622,620  $   785,490
  Short term investments                                       500,000      500,000
  Restricted cash                                                 -       6,732,597
  Accounts receivable, net                                     962,046      692,165
  Inventories                                                2,491,741    2,340,373
  Due from shareholder                                         200,385         -
  Prepaid expenses and other current assets                    118,890      166,947
                                                           -----------  -----------

    Total current assets                                     5,895,682   11,217,572

Property and equipment, net                                  3,888,616    3,587,982
Notes receivable                                               389,014      444,411
Other assets                                                    72,167      150,617
                                                           -----------  -----------

    Total assets                                           $10,245,479  $15,400,582
                                                           ===========  ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                   $    34,374  $ 3,663,475
  Notes payable                                                500,000      500,000
  Accounts payable                                             367,042      372,025
  Accrued expenses                                             180,653    1,555,187
  Due to shareholder                                              -         106,786
                                                           -----------  -----------

    Total current liabilities                                1,082,069    6,197,473

Long-term debt                                                 423,986      354,707
                                                           -----------  -----------

    Total liabilities                                        1,506,055    6,552,180
                                                           -----------  -----------

Commitments and contingencies                                     -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                               1,915        1,915
 Additional paid-in capital                                  4,637,706    4,637,706
 Retained earnings                                           4,157,917    4,266,895
 Treasury stock, 19,800 common shares, at cost                 (48,788)     (48,788)
 Foreign currency translation loss                              (9,326)      (9,326)
                                                           -----------  -----------

    Total shareholders' equity                               8,739,424    8,848,402
                                                           -----------  -----------

    Total liabilities and shareholders' equity             $10,245,479  $15,400,582
                                                           ===========  ===========

See accompanying notes to consolidated financial statements.



                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 1996 and 1995
                                   (Unaudited)

                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           ---------------------------        -------------------------
                                                 1996         1995                 1996         1995
                                              ----------   ----------           ----------   ----------
Net sales                                     $1,742,806   $1,365,484           $3,138,932   $2,666,287

Cost of sales                                  1,060,931      838,723            1,880,757    1,537,747
                                              ----------   ----------           ----------   ----------

    Gross profit                                 681,875      526,761            1,258,175    1,128,540

Selling, general and administrative expenses     523,618      478,738            1,025,168      949,608
                                              ----------   ----------           ----------   ----------

    Income from operations                       158,257       48,023              233,007      178,932
                                              ----------   ----------           ----------   ----------
Other income (expense):
  Interest income                                 90,192      123,912              190,864      236,905
  Interest expense                               (70,497)    (112,228)            (167,715)    (223,019)
  Litigation expenses                            (63,258)     (91,970)             (93,258)    (175,786)
  Litigation settlement                         (302,884)        -                (302,884)     120,000
  Miscellaneous income                            24,553       33,019               31,008       40,746
                                              ----------   ----------           ----------   ----------

                                                (321,894)     (47,267)            (341,985)      (1,154)
                                              ----------   ----------           ----------   ----------
Income (loss)before provision
 for income tax                                 (163,637)         756             (108,978)     177,778

Provision for income tax                            -            -                    -            -
                                              ----------   ----------           ----------   ----------

Net income (loss)                             $ (163,637)  $      756           $ (108,978)  $  177,778
                                              ==========   ==========           ==========   ==========

Net income (loss) per common share                $(0.09)      $ 0.00               $(0.06)      $ 0.09
                                              ==========   ==========           ==========   ==========

Weighted average number of common shares       1,895,322    1,895,322            1,895,322    1,895,322
                                              ==========   ==========           ==========   ==========

See accompanying notes to consolidated financial statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 1996
                                   (Unaudited)


                                              COMMON    COMMON   ADDITIONAL                             CUMULATIVE
                                              STOCK     STOCK    PAID-IN      RETAINED     TREASURY     TRANSLATION
                                              SHARES    AMOUNT   CAPITAL      EARNINGS     STOCK        ADJUSTMENT    TOTAL
                                            ---------   ------   ----------   --------     --------     -----------   -------
Balance at December 31, 1995                1,895,322   $1,915   $4,637,706   $4,266,895   ($ 48,788)   ($  9,326)    $8,848,402

Net loss                                            -        -            -     (108,978)          -            -       (108,978)
                                            ---------   ------   ----------   ----------   ---------     ---------     ----------

Balance at June 30, 1996                    1,895,322   $1,915   $4,637,706   $4,157,917   ($ 48,788)   ($  9,326)    $8,739,424
                                            =========   ======   ==========   ==========   =========    =========     ==========



See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                             1996                    1995
                                                                                          ----------              ----------
Cash flows from operating activities:
  Net income (loss)                                                                       $ (108,978)             $  177,778
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                                            221,137                 128,249
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                                                   (269,881)               (207,579)
      Inventories                                                                           (151,368)               (220,584)
      Prepaid expenses and other current assets                                               48,057                  73,400
      Increase in due to shareholder, net                                                   (373,677)                      -
      Other assets                                                                            69,507                   2,049
      Accounts payable                                                                        (4,983)                (68,426)
      Accrued expenses                                                                    (1,374,534)                 69,681
      Income tax payable                                                                           -                 (14,829)
                                                                                          ----------              ----------

    Net cash used in operating activities                                                 (1,944,720)                (60,261)
                                                                                          ----------              ----------

Cash flows from investing activities:
  Decrease in short term investments                                                               -                 210,359
  Decrease (increase) in restricted cash                                                   6,732,597                (181,183)
  Additions to property, plant and equipment                                                (300,971)               (321,812)
  Collection of (increase in) notes receivable                                                (2,165)                 14,378
                                                                                          ----------              ----------
    Net cash provided by (used in)
     financing activities)                                                                 6,429,461                (278,258)
                                                                                          ----------              ----------

Cash flows from financing activities:
  Repayment of short-term borrowings                                                               -                (100,000)
  Repayment of long-term debt                                                             (3,647,611)                (33,690)
                                                                                          ----------              ----------

    Net cash used in financing activities                                                 (3,647,611)               (133,690)
                                                                                          ----------              ----------

Net increase (decrease) in cash                                                              837,130                (472,209)
Effect of change in exchange rates on cash                                                         -                     952
Cash and equivalents at beginning of year                                                    785,490               1,871,931
                                                                                          ----------              ----------

Cash and equivalents at end of period                                                     $1,622,620              $1,400,674
                                                                                          ==========              ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

These interim consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly owned subsidiaries, Margo Landscaping and Design, Inc. ("Margo Landscaping") Rain Forest Products Group, Inc. ("Rain Forest"), and Margo Bay Farms, Inc. ("Bay Farms").

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

Company was required to deposit $1,970,435 (less court costs of $19,677) with the court. At December 31, 1995, these amounts were as follows:


                   DESCRIPTION                             AMOUNT
                   -----------                             ------
         Proceeds from the settlement of tort
          claim, including interest income               $4,544,795
         Proceeds from Hurricane Andrew,
          including interest income                       2,187,802
                                                         ----------
                                                         $6,732,597
                                                         ==========

At December 31, 1995, the principal balance of debt subject to litigation amounted to $3,592,241 and related accrued interest amounted to approximately $1,307,000.

On May 29, 1996, the Company reached a settlement agreement with its principal lender. Under the settlement agreement, the Company paid $5,285,000 to settle all claims brought by its lender against the Company, as well as all counterclaims brought by the Company against its lender. At the time of settlement, the Company's principal balance and accrued interest on the loans subject to litigation amounted to $5,003,537. As a result of the settlement, the Company recognized a loss of $302,884 as of May 31, 1996, which included $21,421 in related expenses. (refer to "ITEM 3. Legal Proceedings").

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

From the inception of the note in March 1993, the Company received several payments. However, Altec has been unable to meet its obligation. As of June 30, 1996, the Company is in process of obtaining a mortgage on Cariplant's property and equipment, as well as negotiating a modification of the repayment terms of the outstanding unpaid principal balance of $996,962.

Company management anticipates that Altec will accept the modification, however, due to the unfavorable collection experience, as well as the current difficulties of operating in the Dominican Republic, in 1994 Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment. The write-down, amounting to $680,962 was included as an other expense in the consolidated statements of operations for the year ended December 31, 1994. At June 30, 1996 and December 31, 1995, notes receivable included the following:


          DESCRIPTION                                  1996              1995
          -----------                                --------          --------
Note receivable from Altec                           $301,621          $301,621

10% note, due October 1996,
 collateralized by real property                       26,083            23,918

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1996)                 61,310           118,872
                                                     --------          --------

                                                     $389,014          $444,411
                                                     ========          ========


NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 1996 and December 31, 1995 property and equipment consisted of the following:


           DESCRIPTION                         1996                1995
           -----------                      ----------          ----------
 Land and land improvements                 $  859,380          $  859,380
 Buildings                                     447,057             219,404
 Equipment and fixtures                      1,373,693           1,187,716

 Transportation equipment                      605,499              571,736
 Stock Plants                                   97,277               97,277
 Leasehold improvements                      1,831,051            1,675,605
 Construction in progress                            -               81,068
                                             ---------            ---------
                                             5,213,957            4,692,186
 Less accumulated depreciation and
  amortization                              (1,325,341)          (1,104,204)

                                            $3,888,616           $3,587,982
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

NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a)       NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the six months ended June 30, 1996, the Company acquired a residence (previously leased by the Company) from a partnership, whose partners included among others, the Company's Chairman of the Board, Chief Executive Officer and major shareholder and his spouse. The purchase price of the residence, determined by an independent certified real estate appraiser, amounted to $220,800. Regarding the acquisition, the Company assumed a commercial loan amounting to $87,789, owed by the partnership, recorded an account payable to the Company's major shareholders amounting to $66,506, and applied $57,562 and $8,943 to the principal and interest, respectively, of a note receivable owed by a consultant to the Company (who was also a shareholder in the partnership).

b)       OTHER CASH FLOW TRANSACTIONS

         Other cash flow transactions for the six months ended June 30, 1996 and 1995, include interest payments amounting to approximately $1,474,447 (of which $1,411,296 represents the accrued interest portion in connection with a settlement agreement with the Company's former principal lender) and

         $43,300, respectively. Income tax payments for the six months ended June 30, 1995 amounted to $15,000.


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

In August 1995, the Company formed another wholly-owned Puerto Rico subsidiary, Rain Forest Products Group, Inc. ("Rain Forest"). Rain Forest commenced operations in April 1996, and is engaged in the manufacturing and distribution of potting soils, mulch, professional growing mixes, river rock and gravels throughout Puerto Rico and the Caribbean. The Company has requested a tax exemption grant from the Government of the Commonwealth of Puerto Rico for the operations of Rain Forest.

SOUTH FLORIDA OPERATIONS

The South Florida operation, conducted through Bay Farms, consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are currently in production. During 1994, Bay Farms resumed limited sales.


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

The Company has achieved a history of good margins in Puerto Rico because of the variety and quality of its inventory. The Company believes that it can increase its sales and margins by investing in a larger and more sophisticated facility and by increasing the size and variety of its inventory. During January 1994, the Company leased approximately 27 more acres adjacent to its nursery facilities in Vega Alta, Puerto Rico. The Company also began production and sales of bedding plants and annuals during late 1993 which provided increased sales during 1994 and 1995 and should continue to provide increased sales in the future.

During the second quarter of 1996, the Company entered into a contract with the Commonwealth of Puerto Rico's Department of Transportation for $820,000 to provide palms, trees, and flowering shrubs for the planting and beautification of Puerto Rico Highway Num. 3, from the city of Carolina to the city of Fajardo.

In January 1993, the Company formed a new wholly-owned subsidiary, Margo Landscaping and Design, Inc. ("Margo Landscaping") to perform the Company's landscaping business in Puerto Rico. Among various landscaping projects that Margo Landscaping has obtained is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $645,000. This project is scheduled for commencement during the third quarter of 1996.

Margo Landscaping also has two other significant projects scheduled for commencement during the third quarter of 1996. The first is the landscaping of the new campus premises of the Interamerican University, also in Bayamon, for approximately $300,000. The second project is the landscaping of a new cross-taxi-way at Luis Munoz Marin International Airport in San Juan, also for approximately $300,000.

During the third quarter of 1993, Margo Landscaping commenced with the sale of garden products (principally Italian terracotta pottery). During 1994, the Company began to sell plastic pottery manufactured by Duraco Products. During the first quarter of 1995, Margo Landscaping became involved in the sale of planting media which includes bagged potting soil, peat moss, cypress mulch, pine bark nuggets, etc.

In addition, the Company became the exclusive distributor for Sunniland Corporation's fertilizer and pesticide products for Puerto Rico and the Caribbean. Sunniland Corporation, based in Sanford, Florida, is a leading manufacturer of fertilizer and pesticide products for mass merchandisers, retail chains, garden centers, supermarkets and landscapers.

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

In August 1995, the Company formed another wholly-owned Puerto Rico subsidiary, Rain Forest. Commencing in April 1996, Rain Forest is engaged in the manufacturing and distribution of its own line of potting soils, mulch, professional growing mix, river rock and gravels throughout Puerto Rico and the Caribbean. The Company has requested a tax exemption grant from the government of the Commonwealth of Puerto Rico for the operations of Rain Forest.

The Company believes that the addition of the Sunniland and Solaris product lines together with increased sales of the Rain Forest line and other products will result in lawn and garden products representing an increasing proportion of the Company's overall sales.

In South Florida, the Board decided to rebuild a portion of the Company's facilities and resume limited production and marketing of plants. In this connection, during 1993 the Company built a 3.9 acre saran house and prepared 16 acres of sun growing area for new plant production. During 1994, the South Florida operation resumed sales on a limited basis. The Company intends to carefully monitor the viability of the South Florida operation.


RESULTS OF OPERATIONS FOR THE SECOND QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

During the first six months of 1996, the Company incurred a net loss of approximately $109,000, or $.06 per share, compared to net income of $178,000 for the same period in 1995, or $.09 per share.

For the quarter ended June 30, 1996, the Company incurred a net loss of approximately $164,000, or $0.09 per share, compared to net income of $1,000 for the same period in 1995 or $0.00 per share.

The net loss incurred for the first six months, as well as the second quarter of 1996, when compared to the same periods in 1995 is principally due to the settlement of litigation with the Company's former principal lender. The settlement resulted in a charge to other expenses of approximately $303,000, as discussed below.

Income from operations for the first six months of 1996 increased to approximately $233,000 from $179,000 for the same period in 1995, or 30%.

Income from operations for the second quarter of 1996 also increased to approximately $158,000 from $48,000 for the same period in 1995, or 229%.

Income from operations for both the six months and second quarter of 1996 was offset by other expenses (net) of approximately $342,000 and $322,000, respectively, both of which included a $303,000 charge from the settlement of litigation with the Company's former principal lender.

SALES

The Company's consolidated net sales for the first six months of 1996 were approximately $3,139,000, compared to $2,666,000 for the same period in 1995, or an increase of approximately 18%. The increase in sales for 1996 when compared to 1995, is due to a significant increase in sales of lawn and garden products, coupled with other increases in sales of plants as well as landscaping services.

Sales for the second quarter of 1996 were approximately $1,743,000, compared to $1,365,000 for the same period in 1995, or an increase of 28%. The increase in sales for the second quarter of 1996 when compared to the same period in 1995 is also due to increased sales of lawn and garden products, as well as sales of plants and landscaping services.

GROSS PROFITS

The Company's gross profit for the first six months of 1996 was 40.1% compared to 42.3% for 1995, or a decrease of 2.2%. This decrease in gross profit is due to the significant increase in sales of lawn and garden products during 1996, which result in a lower gross profit than sales of plants.

Gross profit for the second quarter of 1996 was 39.1% compared to 38.6% for the same period in 1995, or an increase of 1/2%, also indicative of continued increased sales of lawn and garden products, which result in a lower gross profit than sales of plants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,025,000 and $950,000 for the first six months of 1996 and 1995, respectively, or an increase of 7.9%. This increase for 1996 is principally due to an increase in general and administrative expenses, as a result of additional administrative personnel and an increase in depreciation expense. Notwithstanding the increase, SG&A as a percentage of sales decreased to 33% in 1996 compared to 36% for the comparable period of 1995.

SG&A expenses for the second quarter of 1996 were approximately $524,000 compared to $479,000 for the same period in 1995, or an increase of 9.3%, also as a result of increases in personnel and depreciation expenses. SG&A as a percentage of sales decreased to 30% for the second quarter of 1996, compared to 35% for the same period in 1995.

OTHER INCOME AND EXPENSES

Interest income and interest expense for the first six months as well as the second quarter of 1996 decreased significantly when compared to the same periods in 1995. This decrease is principally due to the settlement of litigation with the Company's former principal lender on May 29, 1996 (refer to "ITEM 3. Legal Proceedings"). The decrease in interest income as well as interest expense results from the application of restricted cash (formerly in escrow accounts) used for the payment of principal and accrued interest on the outstanding loans subject of the litigation. The decrease in both interest income and interest expense represent approximately one month's interest.

Litigation expenses represent legal fees incurred regarding the litigation and settlement with the Company's former principal lender. For the first six months as well as the second quarter of 1996, litigation expenses decreased by approximately $83,000 and $29,000, respectively, when compared to the same periods in 1995. As of June 30, 1996, management believes that it has recognized all legal expenses incurred in connection with the litigation and settlement agreement with its former principal lender.

Litigation settlement income of $120,000 for the first six months of 1995 represents a settlement agreement received from a claim with the Puerto Rico Department of Agriculture relating to a case dating back to 1991.


FINANCIAL CONDITION

At June 30, 1996 the Company's financial condition improved substantially when compared with that of December 31, 1995. Although the Company's total assets and liabilities decreased by approximately $5.0 million as a result of the settlement of litigation with the Company's former principal lender when compared to December 31, 1995, the Company's current ratio increased to 5.5 to 1 at June 30, 1996, compared to 1.8 to 1 at December 31, 1995. Accordingly, the Company believes it has adequate resources to meet its current liquidity and capital requirements.

For the first six months of 1996, the Company had invested approximately $301,000 for additional equipment at the Puerto Rico operation. This investment has been made in order to increase production as demand for the Company's products continues to grow.

The Company's liabilities at June 30, 1996 include trade accounts with its suppliers, accounting accruals, as well as small loan balances collateralized with farm and transportation equipment.

Stockholders' equity at June 30, 1996 decreased due to results of operations for the first six months, principally from the settlement of litigation with the Company's former principal lender. There were no dividends declared nor issuance of capital stock.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company is presently current on all its obligations. Excess funds have been invested in short-term bank instruments. The Company believes it has adequate resources to meet its anticipated liquidity and capital requirements.


ITEM 3.  LEGAL PROCEEDINGS

FIRST UNION NATIONAL BANK

On May 29, 1996, Margo Nursery Farms, Inc. (including all related entities) and Michael J. Spector, the Chairman of the Board , Chief Executive Officer and the principal stockholder of the Company entered into a Settlement Agreement with First Union National Bank of Florida ("First Union"). The Settlement Agreement covered all claims brought by First Union against the Company and related entities (the "Margo Entities") related to a loan facility obtained by the Margo Entities from Southeast Bank, N.A. in 1988 and later acquired by First Union. The Settlement Agreement also settled all counterclaims brought by the Margo Entities against First Union related to First Union's efforts to collect such loan.

The Settlement Agreement provided for a payment to First Union of $5,625,000, of which $5,285,000 corresponded to the Company and $340,000 corresponded to Mr. Spector. The settlement payment made by the Company resulted in a charge of approximately $302,884, which included $21,421 in related expenses. The charge was recognized in the second quarter of 1996, after the application of existing reserves of $5,003,537 (for outstanding principal and interest) allocated to this matter.


ITEM 4. DEFAULTS UPON SENIOR SECURITIES

Prior to the settlement discussed in Item 3 above, the Company was in default of certain provisions of its loan agreements with its principal lender. As a result of the settlement, the Company is no longer in default with any provision of its past or present agreements.


ITEM 5.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on August 9, 1996. At this meeting, shareholders were asked to vote on the election of directors and the appointment of Kaufman, Rossin & Company as auditors of the Company. The directors of the Company were reelected for an additional one-year term. Quorum at the meeting consisted of shares, or % of 1,895,322 total outstanding common shares. The results of the meeting were as follows:


         1.       ELECTION OF DIRECTORS

NOMINEES                                  FOR            AGAINST      ABSTAIN
- --------                                  ---            -------      -------
Blas R. Ferraiouli                     1,885,076           300             0
Frederick Moss                         1,885,076           300             0
Michael A. Rubin                       1,885,076           300             0
Margaret D. Spector                    1,885,076           300             0
Michael J. Spector                     1,885,076           300             0


         2.       APPOINTMENT OF KAUFMAN, ROSSIN & COMPANY AS AUDITORS

                                          FOR            AGAINST      ABSTAIN
                                          ---            -------      -------
                                       1,885,076           300             0

         There were no broker non-votes with respect to any of the two proposals.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   a) EXHIBITS

                            -27- Financial Data Schedule (for SEC use only)

                   b) REPORTS ON FORM 8-K The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1996:

                                    (1) Form 8-K, dated May 20, 1996, reporting
                           under Item 5 "Other Events" the execution of an agreement with the Puerto Rico Department of Transportation.

                                    (2) Form 8-K, dated May 30, 1996, reporting
                           under Item 5 "Other Events" the settlement of pending litigation with First Union National Bank of Florida.

                                                    SIGNATURES




Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MARGO NURSERY FARMS, INC.



Date:  AUGUST 12, 1996                BY: /S/ MICHAEL J. SPECTOR
      ----------------                --------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  AUGUST 12, 1996                BY: /S/ ALFONSO ORTEGA
      ----------------                ----------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer