Form 10-Q
period 1996-09-30
MARGO NURSERY FARMS INC
filed 1996-11-14
CIK 808493

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended SEPTEMBER 30, 1996


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

                                    YES [X]    NO [ ]

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of November 12, 1996.

===============================================================================

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

         FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS



                                     PART I

                                                           PAGE
ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        3

          Consolidated Statements of Operations              4

          Consolidated Statement of Shareholders'
           Equity                                            5

          Consolidated Statements of Cash Flows              6

          Notes to Consolidated Financial Statements         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             10



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                  15

ITEM 2.  CHANGES IN SECURITIES                              15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITIES HOLDERS                             15

ITEM 5.  OTHER INFORMATION                                  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   15


                           SIGNATURES

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                               1996         1995
                                                           -----------  -----------
Current assets:
  Cash and equivalents                                     $   757,235  $   785,490
  Short term investments                                     1,000,000      500,000
  Restricted cash                                                 -       6,732,597
  Accounts receivable, net                                   1,073,762      692,165
  Inventories                                                2,714,507    2,340,373
  Due from shareholder                                         184,321         -
  Prepaid expenses and other current assets                    102,386      166,947
                                                           -----------  -----------

    Total current assets                                     5,832,211   11,217,572

Property and equipment, net                                  3,916,940    3,587,982
Notes receivable                                               387,182      444,411
Other assets                                                    65,128      150,617
                                                           -----------  -----------

    Total assets                                           $10,201,461  $15,400,582
                                                           ===========  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                   $     4,000  $ 3,663,475
  Notes payable                                                500,000      500,000
  Accounts payable                                             369,021      372,025
  Accrued expenses                                             163,049    1,555,187
  Due to shareholder                                              -         106,786
                                                           -----------  -----------

    Total current liabilities                                1,036,070    6,197,473

Long-term debt                                                 425,080      354,707
                                                           -----------  -----------

    Total liabilities                                        1,461,150    6,552,180
                                                           -----------  -----------

Commitments and contingencies                                     -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                               1,915        1,915
 Additional paid-in capital                                  4,637,706    4,637,706
 Retained earnings                                           4,158,579    4,266,895
 Treasury stock, 19,800 common shares, at cost                 (48,788)     (48,788)
 Foreign currency translation loss                              (9,326)      (9,326)
                                                           -----------  -----------

    Total shareholders' equity                               8,740,311    8,848,402
                                                           -----------  -----------

    Total liabilities and shareholders' equity             $10,201,461  $15,400,582
                                                           ===========  ===========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods ended September 30, 1996 and 1995
                                   (Unaudited)

                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------   -------------------------------
                                                 1996         1995                 1996         1995
                                              ----------   ----------           ----------   ----------
Net sales                                     $1,457,491   $  989,566           $4,596,423   $3,655,853

Cost of sales                                    909,879      606,318            2,790,636    2,144,065
                                              ----------   ----------           ----------   ----------

    Gross profit                                 547,612      383,248            1,805,787    1,511,788

Selling, general and administrative expenses     558,597      513,820            1,583,765    1,463,428
                                              ----------   ----------           ----------   ----------

    Income from operations                       (10,985)    (130,572)             222,022       48,360
                                              ----------   ----------           ----------   ----------
Other income (expense):
  Interest income                                 24,010      109,823              214,874      346,728
  Interest expense                               (17,059)    (101,930)            (184,774)    (324,949)
  Litigation (expense) income                      3,369      (22,918)             (89,889)    (198,704)
  Litigation settlement                              -           -                (302,884)     120,000
  Miscellaneous income                             1,327        1,234               32,335       41,980
                                              ----------   ----------           ----------   ----------

                                                  11,647      (13,791)            (330,338)     (14,945)
                                              ----------   ----------           ----------   ----------

Income (loss)before provision
 for income tax                                      662     (144,363)            (108,316)      33,415

Provision for income tax                            -            -                    -            -
                                              ----------   ----------           ----------   -------

Net income (loss)                             $      662   $ (144,363)          $ (108,316)  $   33,415
                                              ==========   ==========           ==========   ==========

Net income (loss) per common share                $  .00      $ (0.08)              $ (.06)      $ 0.02
                                              ==========   ==========           ==========   ==========

Weighted average number of common shares       1,895,322    1,895,322            1,895,322    1,895,322
                                              ==========   ==========           ==========   ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 1996
                                   (Unaudited)




                                     COMMON      COMMON      ADDITIONAL                                  CUMULATIVE
                                     STOCK       STOCK        PAID-IN       RETAINED       TREASURY     TRANSLATION
                                     SHARES      AMOUNT       CAPITAL       EARNINGS        STOCK        ADJUSTMENT       TOTAL
                                   ---------     ------      ----------    ----------     ---------     ------------   ----------
Balance at December 31, 1995       1,895,322     $1,915      $4,637,706    $4,266,895     ($ 48,788)    ($  9,326)     $8,848,402

Net loss                                -          -               -         (108,316)        -               225        (108,091)
                                   ---------     ------      ----------    ----------     ---------     ---------      ----------
Balance at September 30, 1996      1,895,322     $1,915      $4,637,706    $4,158,579     ($ 48,788)    ($  9,101)     $8,740,311
                                   =========     ======      ==========    ==========      ========      ========      ==========




See accompanying notes to consolidated financial statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                 1996               1995
                                                              ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                           $ (108,316)       $   33,415
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                341,603           209,163
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                       (381,597)          (31,603)
      Inventories                                               (374,134)         (558,069)
      Prepaid expenses and other current assets                   64,561            53,517
      Increase in due to shareholder, net                       (357,613)             -
      Other assets                                                76,546            (2,314)
      Accounts payable                                            (3,004)           (6,924)
      Accrued expenses                                        (1,392,138)          153,290
      Income tax payable                                            -              (14,829)
                                                              ----------        ----------

    Net cash used in operating activities                     (2,134,092)         (164,354)
                                                              ----------        ----------

Cash flows from investing activities:
  Decrease (increase) in short term investments                 (500,000)          210,359
  Decrease (increase) in restricted cash                       6,732,597          (272,072)
  Additions to property, plant and equipment                    (449,761)         (424,572)
  Increase in notes receivable                                      -              (10,000)
  Repayment of notes receivable                                     (333)           14,256
                                                              ----------        ----------
     Net cash provided by (used in)
     financing activities)                                     5,782,503          (482,029)
                                                              ----------        ----------

Cash flows from financing activities:
  Repayment of short-term borrowings                                -             (700,000)
  Proceeds from long-term debt                                      -               78,000
  Repayment of long-term debt                                 (3,676,891)          (56,508)
                                                              ----------        ----------

    Net cash used in financing activities                     (3,676,891)         (678,508)
                                                              ----------        ----------

Net decrease in cash                                             (28,480)       (1,324,891)
Effect of change in exchange rates on cash                           225              (107)
Cash and equivalents at beginning of year                        785,490         1,871,931
                                                              ----------        ----------

Cash and equivalents at end of period                         $  757,235        $  546,933
                                                              ==========        ==========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

                   DESCRIPTION                          AMOUNT
         ------------------------------------         ----------
         Proceeds from the settlement of tort
          claim, including interest income            $4,544,795
         Proceeds from Hurricane Andrew,
          including interest income                    2,187,802
                                                      ----------
                                                      $6,732,597
                                                      ==========

At December 31, 1995, the principal balance of debt subject to litigation amounted to $3,592,241 and related accrued interest amounted to approximately $1,307,000.

On May 29, 1996, the Company reached a settlement agreement with its principal lender. Under the settlement agreement, the Company paid $5,285,000 to settle all claims brought by its lender against the Company, as well as all counterclaims brought by the Company against its lender. At the time of settlement, the Company's principal balance and accrued interest on the loans subject to litigation amounted to $5,003,537. As a result of the settlement, the Company recognized a loss of $302,884 as of May 31, 1996, which included $21,421 in related expenses. (refer to "ITEM 3.Legal Proceedings").

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

From the inception of the note in March 1993, the Company received several payments. However, Altec has been unable to meet its obligation. As of September 30, 1996, the Company is in process of obtaining a mortgage on Cariplant's property and equipment, as well as negotiating a modification of the repayment terms of the outstanding unpaid principal balance of $996,962.

Company management anticipates that Altec will accept the modification, however, due to the unfavorable collection experience, as well as the current difficulties of operating in the Dominican Republic, in 1994, Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements.

At September 30, 1996 and December 31, 1995, notes receivable included the following:

          DESCRIPTION                             1996              1995
----------------------------------------        --------          --------

Note receivable from Altec                      $301,621          $301,621

10% note, due October 1996,
 collateralized by real property                  25,713            23,918

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1996)            59,848           118,872
                                                --------          --------
                                                $387,182          $444,411
                                                ========          ========

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 1996 and December 31, 1995 property and equipment consisted of the following:


           DESCRIPTION                      1996                 1995
-----------------------------------      ----------           ----------

 Land and land improvements              $  859,380           $  859,380
 Buildings                                  447,057              219,404
 Equipment and fixtures                   1,435,550            1,187,716
 Transportation equipment                   680,156              571,736
 Stock Plants                                97,277               97,277
 Leasehold improvements                   1,843,327            1,675,605
 Construction in progress                      -                  81,068
                                         ----------           ----------
                                          5,362,747            4,692,186
 Less accumulated depreciation and
  amortization                           (1,445,807)          (1,104,204)
                                         ----------           ----------
                                         $3,916,940           $3,587,982
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

NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a)                NON-CASH INVESTING AND FINANCING ACTIVITIES

                  During the nine months ended September 30, 1996, the Company acquired a residence (previously leased by the Company) from a partnership, whose partners included among others, the Company's Chairman of the Board, Chief Executive Officer and major shareholder and his spouse. The purchase price of the residence, determined by an independent certified real estate appraiser, amounted to $220,800. Regarding the acquisition, the Company assumed a commercial loan amounting to $87,789, owed by the partnership, recorded an account payable to the Company's major shareholders amounting to $66,506, and applied $57,562 and $8,943 to the principal and interest, respectively, of a note receivable owed by a consultant to the Company (who was also a shareholder in the partnership).

b)                OTHER CASH FLOW TRANSACTIONS

                  Other cash flow transactions for the nine months ended September 30, 1996 and 1995, include interest payments amounting to approximately $1,474,447 (of which $1,411,296 represents the accrued interest portion in connection with a settlement agreement with the Company's former principal lender) and $43,300, respectively. Income tax payments for the nine months ended September 30, 1995 amounted to $15,000.

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

SOUTH FLORIDA OPERATIONS

The South Florida operation, conducted through Bay Farms, consists of a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. During 1993 and 1994, the Company rebuilt a portion of its facilities. During 1994, Bay Farms resumed limited sales. Approximately 20 acres are currently in production.

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

Among various landscaping projects that Margo Landscaping has in process is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $645,000. This project commenced during the third quarter of 1996.

Margo Landscaping is also engaged in the landscaping of a new campus facility in Bayamon, Puerto Rico, for the Interamerican University, for approximately $300,000. During the fourth quarter of 1996 and early 1997, Margo Landscaping will be engaged in the landscaping of a new cross-taxi-way at Luis Munoz Marin International Airport in San Juan, also for approximately $300,000.

On October 31, 1996, the Company entered into an agreement with Cali Orchids, Inc. ("Cali"), a Puerto Rico based grower of orchids, bromelias, authuriums, poincettas and ornamental foliage, to purchase certain assets of Cali, including its live goods inventory and inventory of pots, peat, soil, chemical and fertilizers. The transaction is scheduled to close on January 1, 1997. The purchase price will be subject to negotiation based on an inventory of the assets to be acquired to be conducted on or about December 14, 1996.

The transaction also provides for the leasing of Cali's facilities for a five year term (subject to additional five year renewals) and the hiring of Cali's President as a general manager for the Company's new operation.

The Company believes that the purchase of Cali will allow it to supply its current customers with a more complete product mix of indoor and outdoor plants.

RESULTS OF OPERATIONS FOR THE THIRD QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

During the nine months ended September 30, 1996, the Company incurred a net loss of approximately $108,000, or $.06 per share, compared to net income of $33,000 for the same period in 1995, or $.02 per share.

The net loss incurred for the nine months ended September 30, 1996, when compared to the same period in 1995 is principally due to the settlement of litigation with the Company's former principal lender. The settlement of this litigation on May 29, 1996, resulted in a charge to other expenses of approximately $303,000.

For the quarter ended September 30, 1996, the Company had net income of approximately $1,000, or $0.00 per share, compared to net a loss of $144,000 for the same period in 1995 or $0.08 per share.

Income from operations for the nine months ended September 30, 1996 increased to approximately $222,000 from $48,000 for the same period in 1995, or 359%.

Loss from operations for the third quarter of 1996 decreased to approximately $11,000 from $131,000 for the same period in 1995, or 92%.

Income from operations for the nine months ended September 30, 1996 was offset by other expenses (net) of approximately $330,000 which included a $303,000 charge from the settlement of litigation with the Company's former principal lender. Income from operations for the nine months ended September 30, 1995, was offset by other expenses (net) of $15,000.

Loss from operations for the quarter ended September 30, 1996 was offset by other income (net) of approximately $12,000. Loss from operations for the quarter ended September 30, 1995 was increased by other expenses (net) of approximately $14,000.

SALES

The Company's consolidated net sales for the nine months ended September 30, 1996 were approximately $4,596,000, compared to $3,656,000 for the same period in 1995, or an increase of approximately 26%. The increase in sales for 1996 when compared to 1995, is due to a significant increase in sales of lawn and garden products, coupled with other increases in sales of plants as well as landscaping services.

Sales for the third quarter of 1996 were approximately $1,457,000, compared to $990,000 for the same period in 1995, or an increase of 47%. The increase in sales for the third quarter of 1996 when compared to the same period in 1995 is also due to increased sales of lawn and garden products, as well as sales of plants and landscaping services.

However, sales for the third quarters of both 1996 and 1995 reflect the effects of Hurricane Hortense, which struck Puerto Rico during September 1996, and Hurricanes Luis and Marilyn which affected Puerto Rico during September 1995. As a result of the hurricanes, the Company lost sales of two to three weeks during both of these periods.

GROSS PROFITS

The Company's gross profit for the nine months ended September 30, 1996 was 39.3% compared to 41.3% for 1995, or a decrease of 2%. This decrease in gross profit is due to the significant increase in sales of lawn and garden products during 1996, which result in a lower gross profit than sales of plants.

Gross profit for the third quarter of 1996 was 37.6% compared to 38.7% for the same period in 1995, or an decrease of 1.1%, also indicative of continued increased sales of lawn and garden products, which result in a lower gross profit than sales of plants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,584,000 and $1,463,000 for the nine months ended September 30, 1996 and 1995, respectively, or an increase of 8.2%. This increase for 1996 is principally due to an increase in general and administrative expenses, as a result of additional administrative personnel and an increase in depreciation expense. Notwithstanding the increase, SG&A as a percentage of sales decreased to 34% in 1996 compared to 40% for the comparable period in 1995.

SG&A expenses for the third quarter of 1996 were approximately $559,000 compared to $514,000 for the same period in 1995, or an increase of 8.7%, also as a result of increases in personnel and depreciation expenses. SG&A as a percentage of sales decreased to

38% for the second quarter of 1996, compared to 52% for the same period in 1995.

OTHER INCOME AND EXPENSES

Interest income and interest expense for the nine months ended September 30, 1996 as well as the third quarter of 1996 decreased significantly when compared to the same periods in 1995. This decrease is principally due to the settlement of litigation with the Company's former principal lender on May 29, 1996 (refer to Note 2 to the Company's Financial Statements included herein). The decrease in interest income as well as interest expense results from the application of restricted cash (formerly in escrow accounts) used for the payment of principal and accrued interest on the outstanding loans subject of the litigation. The decrease in both interest income and interest expense represent approximately one month's interest.

Litigation expenses represent legal fees incurred regarding the litigation and settlement with the Company's former principal lender. For the nine months ended September 30, 1996 as well as the third quarter of 1996, litigation expenses decreased by approximately $109,000 and $26,000, respectively, when compared to the same periods in 1995. As of September 30, 1996, management believes that it has recognized all legal expenses incurred in connection with the litigation and settlement agreement with its former principal lender.

Litigation settlement income of $120,000 for the nine months ended September 30, 1995 represents proceeds from settlement agreement received in connection with a claim with the Puerto Rico Department of Agriculture relating to a case dating back to 1991.

FINANCIAL CONDITION

At September 30, 1996 the Company's financial condition improved substantially when compared with that of December 31, 1995. Although the Company's total assets and liabilities decreased by approximately $5.0 million principally as a result of the settlement of litigation with the Company's former principal lender when compared to December 31, 1995, the Company's current ratio increased to 5.6 to 1 at September 30, 1996, compared to 1.8 to 1 at December 31, 1995. Accordingly, the Company believes it has adequate resources to meet its current liquidity and capital requirements.

For the nine months ended September 30, 1996, the Company invested approximately $450,000 for additional equipment at the Puerto Rico operation. This investment has been made in order to increase production as demand for the Company's products continues to grow.

The Company's liabilities at September 30, 1996 include trade accounts with its suppliers, accounting accruals, as well as small loan balances collateralized with farm and transportation equipment.

Stockholders' equity at September 30, 1996 decreased due to results of operations for the nine month period, principally from the settlement of litigation with the Company's former principal lender. There were no dividends declared nor issuance of capital stock during the nine months ended September 30, 1996.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company is presently current on all its obligations. Excess funds have been invested in short-term bank instruments. The Company believes it has adequate resources to meet its anticipated liquidity and capital requirements.


                           PART II - 0THER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the opinion of the Company's management, the pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on August 9, 1996. At this meeting, shareholders approved the election of directors and the appointment of Kaufman, Rossin & Company as auditors of the Company. The results of the voting were previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   a)EXHIBITS

                            -27- Financial Data Schedule (for SEC use only)

                   b)REPORTS ON FORM 8-K - Not applicable.

                                   SIGNATURES




Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARGO NURSERY FARMS, INC.



Date:  NOVEMBER 14, 1996                BY:  /S/ MICHAEL J. SPECTOR
      ------------------                ---------------------------
                                             Michael J. Spector,
                                             President and Chief
                                             Executive Officer



Date:  NOVEMBER 14, 1996               BY:  /S/ ALFONSO ORTEGA
      ------------------               -----------------------
                                                Alfonso Ortega,
                                       Vice President, Treasurer,
                                       Principal Financial and
                                       Accounting Officer