Form 10-K
period 1996-12-31
MARGO NURSERY FARMS INC
filed 1997-03-28
CIK 808493

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]


FOR THE FISCAL YEAR ENDED                                        COMMISSION FILE
DECEMBER 31, 1996                                                    NO. 0-15336

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $1,763,580 based on the last sales price of $2-5/8 per share on March 14, 1997 and 671,840 shares held by non-affiliates.

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of March 14, 1997.

================================================================================

                            MARGO NURSERY FARMS, INC.

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.  BUSINESS.............................................................1

ITEM 2.  PROPERTIES...........................................................8

ITEM 3.  LEGAL PROCEEDINGS....................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.................................................10

ITEM 6.  SELECTED FINANCIAL DATA.............................................11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION..................................13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................19

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................20

ITEM 11. EXECUTIVE COMPENSATION..............................................22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..........................................................24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.........................................................27

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The principal business of Margo Nursery Farms, Inc. and its subsidiaries (collectively, the "Company") is the production and distribution of tropical and flowering plants, the sale and distribution of lawn and garden products (plastic and terracotta pottery, potting soils, chemicals and fertilizers) as well as landscaping design and installation services.

PRINCIPAL OPERATIONS

     During 1996 and 1995, the Company conducted operations in the Commonwealth of Puerto Rico ("Puerto Rico") and South Florida. These operations are described below.

PUERTO RICO OPERATIONS

     The Company's operations in Puerto Rico are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Puerto Rico Nursery Farm" herein. The Company's operations in Puerto Rico include Margo Nursery Farms, Inc. (a Florida corporation), Margo Landscaping and Design, Inc., and Rain Forest Products Group, Inc. (both Puerto Rico corporations)

     Margo Nursery Farms, Inc., which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. As a bona fide agricultural enterprise, the Company enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico. The Company also receives a credit against a portion of federal income taxes under Section 936 of the Internal Revenue Code. See "Income Taxes" herein.

      Margo Landscaping and Design, Inc. ("Margo Landscaping"), provides landscaping services to customers in Puerto Rico and the Caribbean, including landscape design and landscaping. Margo Landscaping is also engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Margo Landscaping is a wholesaler for Monsanto Corporation's Solaris Group which includes the Ortho, Roundup and Greensweep product lines (chemicals and pesticides). It is also the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products for Puerto Rico and the Carribbean.

     Rain Forest Products Group, Inc. ("Rain Forest") commenced operations in April 1996. It is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Margo Landscaping. The Company has requested a tax exemption grant from the Government of Puerto Rico for the operations of Rain Forest.

     On October 31, 1996, the Company entered into an agreement with Cali Orchids, Inc. ("Cali"), a Puerto Rico based grower of orchids, bromeliads, anthuriums, poincettas and ornamental foliage, to purchase certain assets of Cali, including its live goods inventory and inventory of pots, peat, soil, chemical and fertilizers. The purchase price was approximately $190,000 and the transaction was closed on January 1, 1997. The agreement also provided for the leasing of Cali's facilities (13 acres) and equipment for a five year term

(subject to two additional five year renewals) and the hiring of Cali's President as a general manager for the Company's new operation, Margo Flora.

SOUTH FLORIDA OPERATIONS

     The South Florida operation is conducted through Margo Bay Farms, Inc.("Bay Farms") at a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are currently in production. Bay Farms resumed sales during 1994. However, due to the significant competition in South Florida, it has not been able to achieve adequate sales levels through December 31, 1996 and has not been profitable. See "FUTURE OPERATIONS" herein.

EUROPEAN OPERATIONS

     In 1991, the Company formed Margo Imports, B.V., a Netherlands corporation, to market the Company's products in Europe. In March 1993, the Company discontinued the operations of Margo Imports in connection with the sale of Cariplant, S.A., a former subsidiary, but kept Margo Imports active for possible future sales to Europe. Effective January 1, 1997, the Company closed Margo Imports.

PRODUCTION

     The Company's plants are propagated by using cuttings, plugs, liners, air layers, seeds and tissue cultures. Cuttings are obtained from the Company's own stock plants and from other nurseries for grow-out at the Company's facilities. The newly planted cuttings take from two months to five years to mature into finished products, depending on variety. Bedding plants and annuals take from four to eight weeks to mature.

     The Company's products are either field grown or container grown, depending on the variety of plants and where they are grown. Substantially all products grown in South Florida are container grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Puerto Rico nursery operations produce both field and container grown material, as well as bedding plants and hanging baskets.

MARKETING

     The Company's marketing efforts have been primarily directed at customers served by the Puerto Rico operation. The marketing efforts in South Florida resumed during 1994.

     The principal customers of the Company are wholesalers, mass merchandisers, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico, the mainland United States and throughout the Caribbean. The Company targets construction and government projects which require extensive landscaping. In addition, Margo Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as WalMart, Builders Square, Kmart and Pueblo/Xtra) the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 1996, 1995 and 1994, the Company's single largest customer (Builders Square) for each of such years, accounted for approximately 27%, 28%, and 20% , respectively, of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

FINANCIAL INFORMATION RELATING TO PRINCIPAL OPERATIONS

     The following table sets forth information regarding operations at each of the Company's operating locations for the years ended December 31, 1996, 1995 and 1994. The information is provided after the elimination of intercompany transactions.


                                          1996        1995        1994
                                        --------    --------    --------
                                               (Amounts in 000's)
SALES BY LOCATION:
     South Florida                      $    471    $    446    $    229
     Puerto Rico:
     Plants                                3,192       3,093       2,892
     Lawn and Garden products              1,429         940         271
     Landscaping                           1,017         455         287
                                        --------    --------    --------
                                        $  6,109    $  4,934    $  3,679
                                        ========    ========    ========
OPERATING PROFIT (LOSS) BY LOCATION:
     South Florida                      $    (95)   $   (501)   $   (460)
     Puerto Rico                             102         173         148
     Netherlands                            --            (5)         (4)
                                        --------    --------    --------
                                        $      7    $   (333)   $   (316)
                                        ========    ========    ========
IDENTIFIABLE ASSETS BY LOCATION:
     South Florida                      $  2,370    $  8,803    $  8,808
     Puerto Rico                           8,022       6,596       7,119
     Netherlands                               4           2           4
                                        --------    --------    --------
                                        $ 10,396    $ 15,401    $ 15,931
                                        ========    ========    ========

TRADE NAMES AND TRADEMARK

     The Company utilizes the Trade Names "Margo Farms" and "Margo Farms Del Caribe," and has registered the name "Margo Farms" as a trademark with the United States Department of Commerce Patent and Trademark Office. In addition, the Company has registered "Margo Farms del Caribe" (as a trade name) and "Rain Forest" (as a trademark) with the Department of State of the Commonwealth of Puerto Rico.

COMPETITION

     At the present time, the Company's sales efforts are primarily focused in Puerto Rico and the Caribbean. The Company enjoys a significant advantage over its competitors because it is the largest producer of quality nursery products in Puerto Rico. The Company continues expanding its operations in Puerto Rico. Most of the Company's competitors in Puerto Rico and the Caribbean are small nurseries and landscapers.

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

WORKING CAPITAL REQUIREMENTS OF THE INDUSTRY

     The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. As a result, producers need to invest significant amounts of capital in stock plants and inventory. The Company believes that it has sufficient working capital for its operations from cash flow generated from operations and short-term borrowings.

EMPLOYEES

     At December 31, 1996, the Company (Puerto Rico and South Florida) had 165 full time employees, of which 145 were directly involved in nursery production activities, and 20 in sales, accounting and administration. None of its employees are represented by a union.

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

     Shipments of products may also be subject to inspections by certain Puerto Rico or state officials. These officials may quarantine or destroy plants that are contaminated or infected by hazardous organisms.

     The Company's operations are subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's personnel are paid at or just above the federal minimum wage level and, accordingly, changes in such minimum wage rate affect the Company's labor costs.

NATURAL HAZARDS

     The Company's operations are vulnerable to severe weather, such as hurricanes, flood, freezes and, to a lesser extent, plant disease and pests. In 1992, Hurricane Andrew destroyed substantially all of the Company's facilities in South Florida. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1996, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories. The Company intends to continue to seek to obtain crop insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverage.

     The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. In Puerto Rico, the Company's new facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. Each of the Company's operations currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

INDUSTRY SEGMENTS

     The Company is primarily engaged in one industry segment, the production and marketing of tropical and flowering plants, and the sale of related lawn and garden products and the provision of landscaping services. Certain financial information concerning this industry segment is set forth in Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and in the Company's Consolidated Financial Statements included as
Item 8 to this Annual Report on Form 10-K.

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

     The Company has a history of good margins in Puerto Rico because of the variety and quality of its inventory. The Company believes that it can increase its sales and margins by investing in a larger and more sophisticated facility and by increasing the size and variety of its inventory. Since 1993, the Company has continued to improve and expand its growing facilities in Puerto Rico. During January 1994, the Company leased approximately 27 more acres adjacent to its nursery facilities in Vega Alta, Puerto Rico for additional production.

     Effective January 1, 1997, the Company leased a 13 acre facility which includes approximately 110,000 square feet of enclosed bench space for production of orchids, bromeliads, anthuriums, poincettas and other ornamental and flowering plants. The Company believes that the lease of this additional space will allow it to supply its customers with a more complete product mix, thus increasing the Company's sales.

     During the second quarter of 1996, the Company entered into a contract with the Commonwealth of Puerto Rico's Department of Transportation for approximately $800,000 to provide palms, trees and other foliage for Puerto Rico Highway No.
3. At December 31, 1996, the Company had only delivered approximately $200,000, with the remainder to be delivered during the first and second quarters of 1997.

     At December 31, 1996, Margo Landscaping had sufficient landscaping projects in the pipeline to maintain operations into the third quarter of 1997. Among the landscaping projects that were in process is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $645,000. During 1997, Margo Landscaping will also be engaged in the landscaping of a new cross taxiway at Luis Munoz Marin International Airport in San Juan, for approximately $300,000.

     During 1997, Margo Landscaping's division of lawn and garden products will continue representing an increasing proportion of the Company's overall sales. The distribution of the Solaris product line (a Puerto Rico division of the Monsanto Company), Sunniland Corporation's fertilizer and pesticides products, together with Italian terracotta and plastic pottery, and all planting media related products (bagged potting soil, peat moss, cypress mulch, etc) should continue to provide increased sales. During late 1996 and early 1997, the Company became a distributor of additional product lines which will complement its lawn and garden products in order to provide a more complete mix of products to mass merchandisers, retail chains, garden centers, supermarkets and landscapers. During 1997, the Company plans to focus on the "outdoor living" concept, which includes patio furniture, water fountains, etc.

     Rain Forest is presently engaged in the manufacturing and distribution of potting soils, professional growing mixes, peat moss, mulch and aggregates under its trade name of Rain Forest, throughout Puerto Rico and the Caribbean. During 1997, these products should also provide the Company with increased sales.

     Management believes that the Company was successful during 1996 in obtaining a greater share of the Puerto Rico market, which should help the Company achieve profitable results of operations during 1997 and beyond.

     The Company's South Florida operations through Bay Farms have continued to incur operating losses since resuming sales in 1994. It has not been able to obtain adequate sales levels sufficient to make the operation feasible due to the strong competition in South Florida. Based on the foregoing, the Company has determined to review the continued viability of this operation with the goal of making a final determination during 1997 whether this operation should be closed and the related assets disposed of. During 1996, the Company recorded a provision of $250,000 related to the excess of the carrying value over the fair market value of the assets of Bay Farms.

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

     To qualify under Section 936 in any given taxable year a corporation must derive for the three-year period immediately preceding the end of such taxable year, (i) 80% or more of it gross income from sources within Puerto Rico and
(ii) 75% or more of its gross income from the active conduct of a trade or business in Puerto Rico.

     The Omnibus Budget Reconciliation Act of 1993 amended various provisions of
Section 936. The amendments (the "OBRA Amendments"), which are generally effective for taxable years beginning after December 31, 1993, permit a taxpayer to compute the tax credit available under Section 936 as under prior law but limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative (the "income credit"), the limit was equal to a fixed percentage of the amount of tax credit allowable under prior law. This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative (the "economic activity method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15% of allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and
(iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income.

     On August 20, 1996, the Small Business Job Protection Act of 1996 (the "1996 Amendments") further amended Section 936 by eliminating the income credit available thereunder subject to a ten year grandfather rule as well as moving the economic activity credit to a new Section 30A of the Code, which also expires in ten years. For additional information on the 1996 Amendments, refer to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Repeal of Section 936."

     The Company is also subject to Puerto Rico income taxes from its Puerto Rico operations. Subject to certain limitations, the Company's federal income tax liability is creditable against its Puerto Rico income tax liability.

     The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (Act. No. 225 of December 1, 1995, as amended) provides the Company with a 90% tax exemption for income derived from "bonafide" agricultural activity within Puerto Rico, including sales within and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act defines "bona fide agricultural activity" to include the nursery business. The Act became effective for taxable years commencing on or after December 1, 1995. Prior to the adoption of the Agricultural Incentives Act, the Company has obtained a grant of tax exemption from the Puerto Rico government under the Puerto Rico Tax Incentive Act of 1987, granting it an exemption from income tax on 90% of its income derived on the Company's export sales from Puerto Rico.
The grant expires in 2002.

ITEM 2. PROPERTIES

     During 1996, the Company conducted its operations from nursery facilities located in Puerto Rico and South Florida.

PUERTO RICO NURSERY FACILITIES

     The Company leases a 117 acre nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. The facility, which includes the Company's corporate offices, consists of approximately 1,130,000 square feet of shade houses, propagation and mist facilities, as well as a 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, as well as two homes for field supervisors.

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

     On January 1, 1994, the lease agreement was amended to include an additional 27 acres of land adjacent to the nursery facility for a five year period at a monthly rental of $1,750. This amendment does not provide for renewal nor purchase options for this tract of land.

     During the years ended December 31, 1996 and 1995, total lease payments to the Spectors amounted to $249,000 per year (not including the monthly payments for the option referred to above).

     Effective January 1, 1997, the Company entered into lease agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option.

SOUTH FLORIDA NURSERY FACILITY

     The Company's original nursery farm is located on a 51 acre parcel, approximately 20 miles southwest of downtown Miami. This facility, including the land, is owned by the Company. On August 24, 1992, Hurricane Andrew destroyed substantially all of the facilities at this farm. At the present time, the Company has a new 3.9 acre saran house, a 20,000 square feet propagation house, as well as 16 acres of sun growing area for production on an additional 20 acre parcel of land located near its South Florida nursery farm which is also owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of the Company's management, the pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK
HOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ Stock Market under the symbol MRGO.

     The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 1996 and 1995. The last reported sales price for the Common Stock on March 14, 1997 was $2-5/8 per share.


                            1996                          1995
                    ------------------            -------------------
QUARTER:             HIGH         LOW              HIGH          LOW

First               $4-5/8      $2-5/8            $2-3/8       $2-1/4

Second               5           2-3/8             3            2-1/4

Third                4-1/4       3                 4-3/4        2-3/4

Fourth               3-7/8       2-5/8             4            2-3/4

     There were approximately 93 holders of record of the common stock as of December 31, 1996. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners.

     The Company did not pay any dividends on its common stock during 1996 or 1995. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

     Dividends paid on the Company's Common Stock are generally subject to a 10% withholding tax at source under Puerto Rico tax laws. United States shareholders may be entitled to a foreign tax credit, subject to certain limitations, in connection with the imposition of the withholding tax.

     Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year's distributions.

     United States citizens who are non-residents of Puerto Rico may also make such an election, and will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married.

     The Company recommends that shareholders consult their own tax advisors regarding the above tax issues.

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

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                                                                            YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
Earnings Statement Data:                                 1996           1995          1994           1993           1992
                                                     -----------    -----------    -----------    -----------    -----------
   Net Sales                                         $ 6,108,865    $ 4,933,718    $ 3,679,367    $ 2,489,881    $ 2,150,373
   Gross Profit                                        2,137,340      1,777,358      1,467,202      1,282,636        740,840
   Selling, general and administrative expenses        2,130,114      2,110,380      1,782,840      1,735,929      2,687,395
   Income (loss) from operations                           7,226       (333,022)      (315,638)      (453,293)    (1,946,555)
   Loss before income tax provision
      extraordinary item and cumulative effect on
      prior years of accounting change                  (553,722)      (386,334)      (386,798)      (420,280)    (3,397,404)
   Extraordinary item, net                                  --             --             --        4,358,147     19,090,748
   Cumulative effect on prior years of applying
      new method of accounting for income taxes             --             --             --          899,220           --
   Net income (loss)                                    (577,214)      (396,334)      (510,798)     4,949,887     15,678,344
   Net income (loss) per common share                $      (.30)   $      (.21)   $      (.27)   $      2.62    $      9.28
   Weighted average number of common shares
      outstanding                                      1,895,322      1,895,322      1,895,322      1,892,572      1,685,617

Balance Sheet Data:
   Working capital                                   $ 4,113,799    $ 5,020,099    $ 5,580,916    $ 6,039,687    $13,615,074
   Total assets                                       10,396,211     15,400,582     15,930,657     15,325,420     23,841,739
   Long-term debt                                        427,078        354,707        372,424          5,293        139,528
   Stockholders' equity                                8,271,350      8,848,402      9,244,855      9,755,704     12,319,256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     For the year ended December 31, 1996, the Company incurred a net loss of approximately $577,000, compared to a net loss of $396,000 and $511,000 in 1995 and 1994, respectively. These amounts represent a loss per common share of $.30, $.21 and $.27 for 1996, 1995 and 1994, respectively.

     As discussed under "Item 1 - Natural Hazards", the Company's operations are vulnerable to severe weather. Notwithstanding the precautionary measures taken to mitigate physical damage from severe weather conditions, the indirect effects on the consumer, and hence, the local economy, will have an impact on the Company's operations. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1996, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories. The Company intends to continue to seek to obtain crop insurance coverage at reasonable rates. However, no assurance can be given that the Company will be successful in obtaining such coverage.

     During September 1996, Hurricane Hortense struck Puerto Rico. Although Hortense was not classified as a strong hurricane, the torrential rains caused widespread flooding, slowing down the local economy during the months of September and October 1996, and thus the Company's sales for the third quarter.

     During September 1995, Hurricanes Luis and Marilyn affected Puerto Rico and the Northeast Caribbean. Although Puerto Rico did not receive a direct strike from either hurricane, tropical storm winds and gusts were experienced, resulting in a loss of sales for half of the month of September, as well as early October.

     During 1994, the Company's operations were adversely affected by a drought which affected Puerto Rico heavily during the second and third quarters. Sales decreased significantly, thus increasing maintenance costs of plants, which were reflected in increased cost of sales.

     Notwithstanding the effects of hurricanes, the Company's sales have continued to increase, principally as a result of increased sales of landscaping services in 1996, and sales of lawn and garden products 1996 and 1995 to large retail chains.

     For the year ended December 31, 1996, the Company had income from operations of approximately $7,000, compared to losses from operations of $333,000 and $316,000 in 1995 and 1994, respectively. Despite the income from operations in 1996, cost of sales for both 1996 and 1995 include significant provisions for inventory valuation allowances for both Puerto Rico and South Florida operations.

     The Company's net loss for 1996 arises principally from the settlement of litigation with the Company's former principal lender, and a provision for the impairment of the assets of the South Florida operation and, therefore, is non-operational in nature.

     The Company's net loss for 1995 is the result a of significant operating loss incurred in South Florida, and to a lesser extent, the hurricane activity experienced during the third quarter of 1995.

     The Company's net loss for 1994 was directly attributed to the severe drought experienced in Puerto Rico and the Northeast Caribbean.

     Based on existing competition and lack of profitability during the past three years, the Company has determined to review the continued viability of this operation with the goal of making a final determination during 1997 whether this operation should be closed and the related assets disposed of.

RESULTS OF OPERATIONS

SALES

     Consolidated net sales for the year ended December 31, 1996 were approximately $6,109,000, representing a 24% increase from sales of $4,934,000 in 1995. This increase in sales for 1996 is principally due to increased sales of lawn and garden products ($1,429,000 in 1996 versus $940,000 in 1995) as well as landscaping services ($1,017,000 in 1996 versus $455,000 in 1995).

     The increase in sales of 34% for 1995 when compared to 1994, was mainly due to increased sales of lawn and garden products ($940,000 in 1995 versus $271,000 in 1994).

GROSS PROFITS

     The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                          YEARS ENDED DECEMBER 31,
                                                        ---------------------------
                                                         1996      1995       1994
                                                        ------    ------     ------
Net sales............................................   100.0%    100.0%     100.0%

Cost of sales........................................    65.0      63.9       60.2
                                                        -----     -----      -----
Gross profit.........................................    35.0      36.1       39.8

Selling, general and administrative expenses.........    34.9      42.7       48.4
                                                        -----     -----      -----
Income (loss) from operations........................      .1      (6.6)      (8.6)

Interest income (expense), net.......................     (.2)       .6        (.7)

Other expenses - net.................................    (9.0)     (1.8)      (1.2)

Loss before income tax provision.....................    (9.1)     (7.8)     (10.5)

Income tax provision.................................      .3        .2        3.4
                                                        -----     -----     ------
Net loss.............................................    (9.4)     (8.0)     (13.9)
                                                        =====     =====     ======

     The table above reflects that consolidated gross profits as a percentage of net sales were approximately 35%, 36%, and 40%, for the years ended December 31, 1996, 1995 and 1994, respectively.

     Gross profit for 1996 (35%) was adversely affected by provisions regarding to inventory valuation reserves amounting to $150,000 in Puerto Rico and $102,000 in South Florida. The provision in Puerto Rico was required due to the maintenance of plant material produced in connection with a contract with the Commonwealth of Puerto Rico's Department of Transportation for $800,000, of which only $200,000 had been delivered as of December 31, 1996. Gross profit for 1995 (36%) was also adversely affected by a provision to an inventory valuation reserve of $250,000 in South Florida due to overproduction and maintenance of plant material.

     Additionally, from the commencement of the second quarter of 1994 through the first quarter of 1995, Puerto Rico and the northeast Caribbean suffered a severe drought. This drought reduced the Company's product turnover, causing plants to absorb increased overhead costs and resulting in a corresponding increase in the carrying costs of plants. The result was a significant reduction in gross profit throughout 1994, as well as the first quarter and portion for the second quarter of 1995.

     Also, as previously mentioned, the Company's sales of lawn and garden products increased significantly during 1996 and 1995. Sales of these products result in a lower gross profit than plants, and thus will cause an overall decrease in consolidated gross profits for those years when compared to 1994 (40%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative (SG&A) expenses were $2,130,000 for 1996, compared to $2,110,000 in 1995, or a 1% increase. This increase is the net effect of increases in depreciation and administrative personnel coupled with reductions in other SG&A expenses.

     The increase in SG&A for 1995 when compared to 1994 resulted from increases in selling, shipping and warehousing expenses.

     As a result of increased sales for 1996, SG&A as a percentage of sales decreased to 35% when compared to 43% for 1995 and 48% for 1994.

OTHER INCOME AND EXPENSE

     Interest income and interest expense for 1996 decreased significantly when compared to 1995. This decrease is principally due to the settlement of litigation with the Company's former principal lender in May 1996 (refer to the following paragraph). The decrease in interest income as well as interest expense results from the application of restricted cash (formerly in escrow accounts) used for the payment of principal and accrued interest on the outstanding loans in connection with the settlement of the litigation described below. Accordingly, results for 1996 reflect seven months less of interest income related to restricted cash and interest expenses related to the loans subject to litigation as compared to 1995.

     On May 29, 1996, the Company (including all related entities) and Michael
J. Spector, the Chairman of the Board, Chief Executive Officer and the principal stockholder of the Company entered into a Settlement Agreement with First Union National Bank of Florida ("First Union"). The Settlement Agreement covered all claims brought by First Union against the Company and related entities (the "Margo Entities") related to a loan facility obtained by the Margo Entities from Southeast Bank, N.A. in 1988 and later acquired by First Union. The Settlement Agreement also settled all counterclaims brought by the Margo Entities against First Union related to First Union's efforts to collect such loan.

     The Settlement Agreement provided for a payment to First Union of $5,625,000, of which $5,285,000 corresponded to the Company and $340,000 corresponded to Mr. Spector.

     The Settlement Agreement resulted in a charge of $255,174 to other expenses which was recognized in the second quarter of 1996, after the application of existing reserves of approximately $5,030,000 (for outstanding principal and interest) previously allocated to this matter.

     Litigation expenses represent legal fees incurred regarding the litigation and settlement with the Company's former principal lender. Litigation expenses will vary from year to year depending on developments on each particular case and time incurred by the Company's legal counsel. The decrease in litigation expenses for 1996 when compared to 1995 and 1994 is due to the settlement of the litigation with First Union.

     The Company recorded a provision of $250,000 related to the excess of the carrying value over the fair market value of the assets of the South Florida operations.

     For the year ended December 31, 1994, the Company wrote down the carrying value of the note receivable resulting from the sale of Cariplant (a former subsidiary of the Company) to Altec International, C. por A. by $680,962. This write-down represented management's assessment regarding the note's collection experience as well as the country (Dominican Republic) in which the debtor operates.

     The gain on insurance proceeds due to Hurricane Andrew for 1994 represents the excess of funds received over the book values of assets destroyed as a result of the storm.

FINANCIAL CONDITION

     At December 31, 1996, the Company's financial condition continues favorable, despite the reduction in shareholders' equity as a result of the net loss of $577,000, the settlement of litigation and the provision for loss upon the proposed closing of the South Florida operation. Notwithstanding a decrease in working capital of $906,000 during 1996 ($4,114,000 in 1996 vs. $5,020,000 in
1995), the Company's current ratio continued strong at December 31, 1996 (3.42 to 1 in 1996 vs. 1.81 to 1 in 1995).

     At December 31, 1996, the Company had cash of $946,000 and short term investments of $1,004,000. The Company's inventories increased by $397,000 (net of an increase in the valuation reserve of $232,000), resulting primarily from reduced product turnover and a corresponding increase in the carrying costs of plants. During 1996, the Company invested an additional $486,000 in equipment in order to increase capacity as demand for the Company's products and services continues to grow.

     At December 31, 1996, the Company's overall decrease in assets of $5,000,000 was principally due to the result of the settlement of litigation. Nevertheless, the Company's debt to equity ratio improved (26% in 1996 vs. 74% in 1995). At December 31, 1996, the Company believes it has adequate resources to meet its current liquidity and capital requirements.

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

REPEAL OF SECTION 936

     The Small Business Job Protection Act of 1996 (the "1996 Amendments") enacted into law on August 20, 1996, further amended Section 936 by repealing the income tax credit available under such Section subject to a ten-year grandfather rule applicable only for corporations that were actively conducting a trade or business in Puerto Rico on October 13, 1995 and moving the economic activity credit to a new Section 30A of the Internal Revenue Code (the "Code").

     With respect to the income tax credit, the 1996 Amendments provide for a five year period from 1994 to 1998 during which period the allowable credit is reduced from 60% to 40%. Thereafter, and until the elimination of the credit, which occurs for taxable years beginning in 2006, the credit is limited to 40% subject to certain caps based on the taxpayer's Puerto Rico income over a base period ending on October 1995.

     The 1996 Amendments moved the economic activity credit to new Section 30A of the Code which applies for taxable years beginning after December 31, 1995 and before January 1, 2006. The economic activity credit is computed in substantially the same manner as under prior law, providing a credit equal to the sum of (i) 60% of qualified possession wages as defined in the Code, which includes wages up to 85% of the maximum earnings subject to the OASDI portion of Social Security plus allocable fringe benefits of up to 15% of qualified possession wages, (ii) a specified percentage of depreciation deductions ranging from 15% to 65%, based on the class life of qualified tangible property and
(iii) a portion of the Puerto Rico income taxes paid by a qualified domestic corporation (as defined), up to a 9% effective tax rate. For taxable years beginning after December 31, 2001, the amount of income that would qualify for the economic activity credit under new
Section 30A would be subject to a new cap based on the taxpayer's possession income for an average base period ending before October 14, 1995.

     The Company computes its credit under the economic activity method contained in Section 30A. Because of the relatively labor intensive nature of the Company's business, the Company believes that it will continue to derive substantial benefit for the economic activety credit provided by Section 30A. While it is not possible to determine the long-term effect on the economy of Puerto Rico of the 1996 Amendments, the 1996 Amendments could have an adverse effect in the general economic condition in Puerto Rico, the Company's predominant service area.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 14, 1997. The background and experience of these persons are summarized in the paragraphs following the table.


NAME (AGE AT MARCH 14, 1997)                 POSITIONS WITH THE COMPANY
----------------------------                 --------------------------
Michael J. Spector(50)         Chairman, President, Chief Executive Officer and Director

Margaret D. Spector(45)        Secretary and Director

Blas R. Ferraiuoli(52)         Director

Frederick D. Moss(68)          Director

Michael A. Rubin(54)           Director

Guillermo Fradera(46)          Vice President and General Manager of Miami Operations

Alfonso Ortega(43)             Vice President, Treasurer and Chief Financial Officer

Rene Llerandi(37)              Vice President - Marketing

Luis Torres(37)                Vice President - Production

     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

BACKGROUND OF OFFICERS AND DIRECTORS

     Set forth below is a summary of the background of each person who was an officer or director of the Company as of March 14, 1997.

     MR. SPECTOR currently serves as the Chairman of the Board, Chief Executive Officer and President of the Company. He has held these positions since the organization of the Company in 1981. His wife, Margaret D. Spector, is Secretary and a director of the Company.

     MRS. SPECTOR currently servers as the Secretary and as a director of the Company. She has held these positions since the organization of the Company in 1981. Since July 1993, Mrs. Spector supervises the Company's lawn and garden distribution business.

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

     MR. ORTEGA currently serves as the Vice President, Treasurer and Chief Financial Officer of the Company. He has held this position since he joined the Company in January 1993. From 1989 to January 1993, Mr. Ortega was an audit manager for the accounting firm of Vila Del Corral & Company, San Juan, Puerto Rico.

     MR. LLERANDI currently serves as Vice President of Marketing. He has held this position since April 1, 1993. He joined the Company in 1988 as Sales Manager for Puerto Rico.

     MR. TORRES currently serves as Vice President of Production. He has held this position since April 1, 1993. He joined the Company in 1990 as Production Manager for Puerto Rico.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 1996. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that Michael J. Spector, Margaret D. Spector, Blas R. Ferraiuoli, Frederick D. Moss, Michael A. Rubin, Guillermo Fradera, Alfonso Ortega, Rene Llerandi and Luis Torres filed one late report each relating to the granting of stock options.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation of the Company's chief executive officer during each of the three years ended December 31, 1996, 1995 and 1994. No other executive officer of the Company earned more than $100,000 during 1996.

                                             ANNUAL COMPENSATION
    NAME OF INDIVIDUAL AND                  ---------------------   OTHER ANNUAL
  POSITION WITH THE COMPANY                  SALARY        BONUS    COMPENSATION
  -------------------------                 --------      -------   ------------
Michael J. Spector                 1996     $160,000      $13,600       $ 0
Chairman, President, Chief         1995      160,000       13,600         0
Executive Officer and Director     1994      160,000       13,600         0

COMPENSATION OF DIRECTORS

     The directors of the Company who are not employees of the Company are paid a quarterly retainer fee of $1,000 and an additional $1,000 for each meeting of the board (or committee thereof) attended, plus any travel and out-of -pocket expenses incurred in connection with the performance of their duties. No separate fees are paid for committee meetings attended on the same day as a Board meeting. The directors of the Company who are employed by the Company do not receive additional compensation for serving as directors. The Company also provides directors liability insurance for its directors.

     During 1996, Messrs. Ferraiuoli, Moss and Rubin received stock options to acquire 2,500, 2,500 and 5,000 shares of Common Stock, respectively. Each option has an exercise price of $3-1/8 and expires on August 9, 2006. For information regarding stock options granted to Mr. and Mrs. Spector, see "Grant of Stock Options" below.

GRANT OF STOCK OPTIONS

     The following table sets forth certain information regarding the grant of stock options made to Michael Spector during the year ended December 31, 1996.

                                                                                              POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES
                                                                                              OF STOCK PRICE APPRECIATION
                                                                                                    FOR OPTION TERM
                                                                                             -----------------------------
                                         % OF TOTAL
                       # OF SHARES     OPTIONS GRANTED
                       UNDERLYING      TO EMPLOYEES IN   EXERCISE PRICE
       NAME        OPTIONS GRANTED(1)    FISCAL YEAR      ($/SHARE)(2)     EXPIRATION DATE       5%($)             10%($)
       ----        ------------------  ---------------   --------------    ---------------       ------           -------
Michael J. Spector      17,500(3)            48%             $3.44             8/9/2001          $9,641           $27,919

-------------------
(1) Options become exercisable at the rate of 20 percent on the first, second, third, fourth and fifth anniversary of the grant date.
(2) The exercise price is based on the average of the bid and ask prices for the Company's Common Stock on August 9, 1996, the date of grant.
(3) Includes options to acquire 2,500 shares granted to Margaret D. Spector, the wife of Michael J. Spector.

OPTIONS EXERCISED DURING 1996 AND OPTION VALUES AT DECEMBER 31, 1996

     The following table sets information on outstanding options held by the Company's chief executive officer and their value at December 31, 1996. There were no exercises of options during 1996. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at as of December 31, 1996.


                                                                 NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                                                    UNDERLYING                         IN-THE-MONEY
                                                                UNEXERCISED OPTIONS                     OPTIONS AT
                               SHARES                               AT 12/31/96                       12/31/96(1)(2)
                              ACQUIRED       VALUE        ------------------------------     ------------------------------
       NAME                 ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
       ----                 -----------     --------      -----------      -------------     -----------      -------------
Michael J. Spector(1)            -              -            12,000           25,500            $4,080           $3,770

------------------
(1) Includes 7,500 options held by to Margaret D. Spector, the wife of Michael
    J. Spector.
(2) Based on the last sales price of $3-1/2 per share on December 31, 1996 and an exercise price of $3.16 for all exercisable options and an exercise price of $3.16 and $3.44 for 8,000 and 17,500 of unexercisable options, respectively.

EMPLOYMENT CONTRACTS

     The Company does not have any employment contracts with its executive officers. However, during 1994, 1995 and the first half of 1996 the Company was party to a consulting agreement with Douglas Pennock, who acted as the general manager of the Company's Puerto Rico landscaping division. Under his consulting agreement, Mr. Pennock received a weekly fee of $1,481 plus health insurance and automobile expenses. Effective August 12, 1996, Mr. Pennock was officially named general manager of the landscaping division with the same compensation and benefits under his prior consulting agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, as of March 14, 1997, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.


                     SECURITY OWNERSHIP AS OF MARCH 14, 1997

            NAME
  (POSITION WITH THE COMPANY)        AMOUNT BENEFICIALLY OWNED(1)   PERCENT OF CLASS(1)
  ---------------------------        ----------------------------   -------------------
Michael J. Spector                            1,260,982(2)                  65.2%
(Executive Officer and Director)

Margaret D. Spector                           1,260,982(2)                  65.2%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Executive Officer and Director)

J. Morton Davis                                 189,149(3)                   9.9%
D.H. Blair Holdings, Inc.
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Frederick D. Moss (Director)                      5,500(4)                    (6)

Blas Ferraiuoli (Director)                        9,000(4)                    (6)

Michael A. Rubin (Director)                       3,000                       (6)

All Executive Officers and                    1,302,122(5)                  66.7%
Directors as a Group
(9 persons)

--------------------
(1) The percent of class held by each person includes the number of shares of Common Stock the named person(s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 14, 1997 (except in the case of Mr. and Mrs. Spector in which case all shares issuable upon exercise of stock options are included whether or not exercisable within 60 days of March 14, 1997), but does not include shares of Common Stock issuable upon exercise of stock options held by other persons.
(2) Includes 937,194 shares held directly by Mr. Spector and 286,288 shares held by Mrs. Spector. Also includes stock options to acquire 30,000 and 7,500 shares held by Mr Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 189,149 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis. This amount is based upon a Schedule 13G dated February 9, 1995 filed with the Securities and Exchange Commission.
(4) Includes 3,000 shares issuable upon stock options exercisable on or within 60 days of March 14, 1997.
(5) Includes 37,500 shares issuable upon exercise of stock options granted to Mr. and Mrs. Spector as described in footnote (1) above and to other officers and directors that are exercisable on or within 60 days of March 14, 1997.
(5) Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMOUNT DUE FROM/TO PRINCIPAL SHAREHOLDER

     In connection with the settlement of the Company's litigation with First Union on May 29, 1996, the Company advanced $340,158 on behalf of Michael J. Spector, which was the portion of the settlement that corresponded to claims made by First Union against Mr. Spector in his individual capacity. This amount was reduced by $66,506 that was due to the shareholder in connection with the purchase of the residence described below under "Purchase of Residence." Accordingly, at December 31, 1996, Mr. Spector owed the Company $273,652. The Company is not currently charging Mr. Spector interest on the amounts owed to the Company.

     As of December 31, 1995, the Company owed its principal shareholder, approximately $107,000 arising principally from lease payments for the Puerto Rico nursery farm. This balance was paid during 1996.

LEASE AND OPTION TO PURCHASE PUERTO RICO NURSERY FARM

     Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the Puerto Rico nursery farm. The lease has an initial term of five years and may be renewed for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of (x) $24,000 per month or (y) the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverages and otherwise maintain the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option the Company must pay the Spectors $1,000 per month.

     Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for a five-year period. The rent for this additional tract is $1,750 per month. This lease terms for this additional tract do not include renewal or purchase options. See "Item 2 - Properties."

PURCHASE OF RESIDENCE

     In August 1990, the Company agreed to lease a residence located in Puerto Rico from a partnership whose partners include Michael J. Spector and Margaret
D. Spector. The lease had an initial term of five years and provided for payments of $2,000 per month for the first year of the lease and $2,500 per month each of the remaining four years. The Company also paid utilities, taxes, insurance, maintenance and repairs on the residence. The Company utilizes the residence to house employees, including employees traveling from Miami, as well as off island customers.

     In January 1996, the Company purchased the residence from the partnership. The purchase price, based on an independent appraisal prepared by a certified appraiser, amounted to $220,800, including the assumption of the mortgage referred to below. The property was subject to a 10% commercial loan with a balance of approximately $88,000, which was assumed by the Company. The Company believes that the purchase price for the residence was comparable to that which the Company would have obtained in an arm's length transaction with unaffiliated parties.

CERTAIN OTHER RELATIONSHIPS

     During 1996 the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
(a)(1) and          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
(a)(2)
                         The information called for by this section of Item 14
                    is set forth in the Financial Statements and Auditor's
                    Report beginning on page F-1 of this Form 10-K. The index to Financial Statements and Schedules is set forth on page F-2 of this Form 10-K.

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

                    (a) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991 filed April 15, 1992.

                         (i) Consulting Agreement dated December 9, 1991 by and
                    between the Company and Douglas W. Pennock.

                    (b) Material contracts incorporated by reference from the Company's Form 8-K dated December 23, 1992:

                         (i) Agreement and Plan of Merger dated December 21,
                    1992 between Margo Nursery Farms, Inc., Margo Farms Del Caribe, Inc. and Margo Bay Farms, Inc.

                         (ii)  Articles of Merger dated December 21,1992.
                    (c) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed April 15,1993:

                         (i) Lease Agreement dated January 1, 1993 between the
                    Company and the Spectors.

                         (ii) Stock Purchase Agreement dated March 29, 1993
                    between the Company, Altec Inter national, C. por A., Byron
                    J. Smalley, et al.

                         (iii) Disposal Agreement dated December 31, 1992
                    between the Company and Altec International C. por. A.

   EXHIBIT
   NUMBER
   NUMBER                              DESCRIPTION
   ------                              -----------

                         (iv) Collateral Pledge and Security Agreement dated
                    December 7, 1992 between Del Caribe and Michael J. Spector.

                    (d) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed April 15, 1994:

                         (i) First Amendment to Lease Agreement dated January 1,
                    1994 between the Company and the Spectors.

                         (ii) Supplemental Disposal Agreement between The DuPont
                    Company and Margo Farms Del Caribe, Inc. dated November 2, 1993.

                    (e) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

                         (i) Loan Commitment Agreement, dated December 15, 1994
                    between Puerto Rico Farm Credit ACA and the Company.

                    (f) Material Contracts incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                         (i) Wholesale Agreement, dated September 28, 1995,
                    between the Company and Monsanto Puerto Rico, division of Searle & Co.

                    (g) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed April 16, 1996:

                         (i) Deed of Sale, dated February 14, 1996, between S. &
                    P., S. E. and the Company.

                    (h) Material Contracts filed with this Form 10-K

                         (i) Lease and Purchase Agreement, dated October 31,
                    1996 among Cali Orchids, Inc. and the
                    Company.

                         (ii) Stock Option Agreement, dated August 9, 1996, with
                    Fred Moss.

                         (iii) Stock Option Agreement, dated August 9, 1996,
                    with Blas Ferraiuoli.

                         (iv) Stock Option Agreement, dated August 9, 1996, with
                    Michael A. Rubin.

                         (v) Stock Option Agreement, dated July 9, 1993, with
                    Fred Moss.

                         (vi) Stock Option Agreement, dated July 9, 1993, with
                    Blas Ferraiuoli.

                         (vii) Stock Option Agreement, dated July 9, 1993, with
                    Margaret D. Spector.

                         (viii) Stock Option Agreement, dated, August 9, 1996,
                    with Margaret D. Spector.

(21)                List of Registrant's Subsidiaries.

(27)                Financial Data Schedule

(b)                 REPORTS ON FORM 8-K.

                    Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  March 27, 1997              By: /s/ MICHAEL J. SPECTOR, PRESIDENT
                                       ----------------------------------
                                            Michael J. Spector, President
                                            and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of th registrant and in the capacities indicated and on the dates indicated.

Dated:  March 27, 1997          By: /s/ MICHAEL J. SPECTOR
                                    ----------------------------
                                        Michael J. Spector, Chairman
                                        of the Board and Chief Executive Officer


Dated:  March 27, 1997          By: /s/ MARGARET D. SPECTOR
                                    -----------------------------
                                        Margaret D. Spector, Director


Dated:  March 27, 1997          By: /s/ BLAS R. FERRAIUOLI
                                    ---------------------------
                                        Blas R. Ferraiuoli, Director


Dated:  March 27, 1997          By: /s/ MICHAEL A. RUBIN
                                    -------------------------
                                        Michael A. Rubin, Director


Dated:  March 27, 1997          By: /s/ FREDERICK D. MOSS
                                    --------------------------
                                        Frederick D. Moss, Director


Dated:  March 27, 1997          By: /s/ ALFONSO A. ORTEGA PEREZ
                                    --------------------------------
                                        Alfonso A. Ortega Perez,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT AUDITORS


                           FOR INCLUSION IN FORM 10-K
                            ANNUAL REPORT FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION

                                FEBRUARY 25, 1997

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                FEBRUARY 25, 1997


                                                                           PAGE
                                                                           ----

Independent Auditors' Report.........................................       F-3
Financial Statements
   Consolidated Balance Sheets.......................................       F-4
   Consolidated Statements of Operations.............................       F-5
   Consolidated Statements of Shareholders' Equity...................       F-7
   Consolidated Statements of Cash Flows.............................       F-8
   Notes to Consolidated Financial Statements........................       F-8

SCHEDULES
   Schedule II - Valuation and Qualifying Accounts...................      F-26


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

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Margo Nursery Farms, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996,1995 and 1994 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial statement schedule listed under
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                                         KAUFMAN, ROSSIN & CO.
                                                         --------------------
                                                         KAUFMAN, ROSSIN & CO.

Miami, Florida
February 25, 1997

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                     ------


                                                       1996            1995
                                                  ------------     ------------
Current Assets:
  Cash and equivalents                            $    946,490     $    785,490
  Short term investments                             1,004,000          500,000
  Restricted cash                                         --          6,732,597
  Accounts receivable, net of allowance for
    doubtful accounts of $79,000 and
    $136,100 in 1996 and 1995                        1,007,947          692,165
  Inventories                                        2,737,109        2,340,373
  Prepaid expenses                                     116,036          166,947
                                                  ------------     ------------
      Total current assets                           5,811,582       11,217,572

Property and equipment, net                          3,864,646        3,587,982
Due from shareholder                                   273,652             --
Notes receivable                                       379,182          444,411
Other assets                                            67,149          150,617
                                                  ------------     ------------

      Total assets                                $ 10,396,211     $ 15,400,582
                                                  ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt               $    118,085     $  3,663,475
  Notes payable                                        500,000          500,000
  Accounts payable                                     630,572          372,025
  Accrued expenses                                     425,634        1,555,187
  Due to shareholder                                      --            106,786
  Income taxes payable                                  23,492             --
                                                  ------------     ------------
      Total current liabilities                      1,697,783        6,197,473

Long-term debt                                         427,078          354,707
                                                  ------------     ------------
    Total liabilities                                2,124,861        6,552,180
                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity:

  Common stock, $.001 par value; 10,000,000
      shares authorized, 1,915,122 shares issued,
      and 1,895,322 shares outstanding                   1,915            1,915
  Additional paid-in capital                         4,637,706        4,637,706
  Retained earnings                                  3,689,681        4,266,895
  Treasury stock, 19,800 common shares, at cost        (48,788)         (48,788)
  Foreign currency translation loss                     (9,164)          (9,326)
                                                  ------------     ------------
      Total shareholders' equity                     8,271,350        8,848,402
                                                  ------------     ------------

      Total liabilities and shareholders' equity  $ 10,396,211     $ 15,400,582
                                                  ============     ============


See accompanying notes to consolidated financial statements




                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994


                                                                  1996               1995               1994
                                                               -----------        -----------        -----------

Net Sales                                                      $ 6,108,865        $ 4,933,718        $ 3,679,367

Cost of Sales                                                    3,971,525          3,156,360          2,212,165
                                                               -----------        -----------        -----------

      Gross profit                                               2,137,340          1,777,358          1,467,202

Selling, general and administrative expenses                     2,130,114          2,110,380          1,782,840
                                                               -----------        -----------        -----------

    Income (loss) from operations                                    7,226           (333,022)          (315,638)
                                                               -----------        -----------        -----------

Other income (expense):
      Interest income                                              189,924            455,041            364,044
      Interest expense                                            (206,316)          (421,313)          (389,785)
      Litigation expenses, net of legal fees
        reimbursed of $112,000 and $110,948 in
        1995 and 1994                                              (87,961)          (130,229)          (400,939)
      Litigation settlement                                       (255,174)              --                 --
      Provision for impairment of assets
        of subsidiary                                             (250,000)              --                 --
      Write-down of note receivable                                   --                 --             (680,962)
      Other income                                                  48,579             43,189            139,433
      Gain relating to Hurricane Andrew after
        insurance proceeds                                            --                 --              897,049
                                                               -----------        -----------        -----------

                                                                  (560,948)           (53,312)           (71,160)
                                                               -----------        -----------        -----------

      Loss before income tax provision                            (553,722)          (386,334)          (386,798)

Income tax provision                                                23,492             10,000            124,000
                                                               -----------        -----------        -----------

Net loss                                                       $  (577,214)       $  (396,334)       $  (510,798)
                                                               ===========        ===========        ===========

Loss per common share                                          $      (.30)       $      (.21)       $      (.27)
                                                               ===========        ===========        ===========
Weighted average common shares                                   1,895,322          1,895,322          1,895,322


See accompanying notes to consolidated financial statements


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                COMMON        COMMON       ADDITIONAL
                                                STOCK         STOCK         PAID-IN
                                                SHARES        AMOUNT        CAPITAL
                                              -----------   -----------   -----------
Balance at December 31, 1993                    1,895,322   $     1,915   $ 4,637,706
Net loss                                             --            --            --
Foreign currency translation loss                    --            --            --
                                              -----------   -----------   -----------
Balance at December 31, 1994                    1,895,322         1,915     4,637,706
Net loss                                             --            --            --

Foreign currency translation loss                    --            --            --
                                              -----------   -----------   -----------
Balance at December 31, 1995                    1,895,322         1,915     4,637,706
Net Loss                                             --            --            --
Foreign currency translation gain                    --            --            --
                                              -----------   -----------   -----------

                                                1,895,322   $     1,915   $ 4,637,706
                                              ===========   ===========   ===========

(RESTUBBED TABLE CONTINUED)

                                                                            CUMULATIVE
                                               RETAINED        TREASURY     TRANSLATION
                                               EARNINGS         STOCK        ADJUSTMENT       TOTAL
                                              -----------    -----------    -----------    -----------
Balance at December 31, 1993                  $ 5,174,027    $   (48,788)   $    (9,156)   $ 9,755,704
Net loss                                         (510,798)          --             --         (510,798)
Foreign currency translation loss                    --             --              (51)           (51)
                                              -----------    -----------    -----------    -----------
Balance at December 31, 1994                    4,663,229        (48,788)        (9,207)     9,244,855
Net loss                                         (396,334)          --             --         (396,334)

Foreign currency translation loss                    --                            (119)          (119)
                                              -----------    -----------    -----------    -----------
Balance at December 31, 1995                    4,266,895        (48,788)        (9,326)     8,848,402
Net Loss                                         (577,214)          --             --         (577,214)
Foreign currency translation gain                                                   162            162
                                              -----------    -----------    -----------    -----------

                                              $ 3,689,681    $   (48,788)   $    (9,164)   $ 8,271,350
                                              ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements



                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                      1996               1995               1994
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                                                        $  (577,214)       $  (396,334)       $  (510,798)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
      Depreciation and amortization                                                   467,261            339,491            280,731
      Write-down of note receivable                                                      --                 --              680,962
      Provision for inventory valuation reserve                                        70,000            250,000               --
      Provision for possible bad debts                                                  4,000              6,786               --
      Gain relating to Hurricane Andrew after
        insurance proceeds                                                               --                 --             (897,049)
    Provision for impairment of assets of
      subsidiary                                                                      250,000               --                 --
    Changes in assets and liabilities affecting cash
      flows from operating activities:
         Accounts receivable                                                         (319,782)            31,160           (319,533)
         Inventories                                                                 (466,736)          (570,641)          (856,368)
         Prepaid expenses                                                              53,571             19,367           (116,422)
         Advances from (to) shareholders                                             (106,786)           106,786             88,267
         Other assets                                                                  74,525            (67,685)           (24,945)
         Deferred income taxes, net                                                      --                 --              104,100
         Accounts payable                                                             258,547            116,740             19,077
         Accrued expenses                                                          (1,379,553)           359,276            275,336
         Income taxes payable                                                          23,492            (14,829)           (10,117)
                                                                                  -----------        -----------        -----------

Net cash provided by (used in) operating activities                                (1,648,675)           180,117         (1,286,759)
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
  Decrease (increase) in restricted cash                                            6,732,597           (356,750)          (291,261)
  Decrease (increase) in short-term investments                                      (504,000)           210,359              6,222
  Purchases of property and equipment                                                (497,308)          (422,832)          (964,718)
  Increase in due from shareholder                                                   (340,158)              --                 --
  Proceeds on insurance claims from Hurricane Andrew                                     --                 --              897,049
  Increase in notes receivable                                                           --              (10,000)           (75,000)
  Collection on notes receivable                                                        7,667             14,379             51,817
                                                                                  -----------        -----------        -----------

Net cash provided by (used in) investing activities                                 5,398,798           (564,844)          (375,891)
                                                                                  -----------        -----------        -----------
Cash flows from financing activities:
  Proceeds from notes payable                                                            --              300,000            910,000
  Repayment of notes payable                                                             --           (1,000,000)          (410,000)
  Proceeds from long-term debt                                                        122,000             78,000            422,000
  Repayments of long-term debt                                                     (3,711,285)           (79,595)            (2,464)
                                                                                  -----------        -----------        -----------

Net cash provided by (used in) financing activities
  activities                                                                       (3,589,285)          (701,595)           919,536
                                                                                  -----------        -----------        -----------
Net increase (decrease) in cash and equivalents                                       160,838         (1,086,322)          (743,114)
Effect of change in exchange rates on cash                                                162               (119)               (51)
Cash and equivalents at beginning of year                                             785,490          1,871,931          2,615,096
                                                                                  -----------        -----------        -----------

Cash and equivalents at end of year                                               $   946,490        $   785,490        $ 1,871,931
                                                                                  ===========        ===========        ===========

See accompanying notes to consolidated financial statements


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Margo Nursery Farms, Inc. and subsidiaries (collectively, the "Company") are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, plant leasing companies, wholesalers and retailers. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media, sales and distribution of lawn and garden products (chemicals, pesticides, fertilizers, plastic and terracotta pottery, etc.), and provides landscaping design and installation services.

The Company's primary facility is located in Vega Alta, Puerto Rico. From this facility, the Company sells principally to customers in Puerto Rico and the Caribbean. The Company uses its South Florida facility to sell primarily to customers in Florida.

(a)        PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly-owned sub sidiaries, Margo Landscaping and Design, Inc., Rain Forest Products Group, Inc., Margo Bay Farms, Inc., Tropiflower, Inc., and Margo Imports, B.V. (a Netherlands company). All significant intercom pany accounts and transactions have been eliminated in consolida tion.

(b)        CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996, cash and equivalents include $253,802 invested in a certificate of deposit bearing interest at 4.40%.

The Company, from time to time, maintains cash and equivalents at financial institutions in excess of federally insured limits.

(c)        INVENTORIES

Inventory of plant material includes the cost of seeds, cuttings, pots, soil, chemicals, fertilizer, direct labor and an allocation of overhead costs such as depreciation and rent, among others. Inventories of plants are stated at the lower of cost (first-in, first-out) or market. Inventories of lawn and garden products are stated at the lower of average cost or market.

(d)        PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZA TION

Property and equipment are carried at acquisition cost. Deprecia tion and amortization are provided over the estimated useful lives of the respective assets on a straight-line basis. Such useful lives range from four to twenty years.

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

(f)        REVENUE RECOGNITION

The Company recognizes sales of foliage and lawn and garden products upon shipment from its facilities to customers.

(g)        INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Investment tax credits are recorded under the flow-through method.

     As a Florida corporation, Margo Nursery Farms, Inc. is required to file a federal corporate income tax return. However, it has elected to be treated as a possessions corporation under Section 936 of the Internal Revenue Code, and accordingly, receives a credit of federal income tax payable for operations in Puerto Rico. During 1993 the Internal Revenue Code was amended to reduce the benefits available under Section 936. During 1996, the Internal Revenue Code was further amended and Section 936 was repealed subject to a ten-year grandfather rule. During the ten-year grandfather period the credit is limited to certain caps based on the taxpayer's Puerto Rico income over a base eriod ending in October 1995. These changes were effective for taxable years commencing after December 31, 1993. For the years ended December 31, 1996, 1995 and 1994, there were no tax effects arising as a result of these changes. Margo Bay Farms,

Inc., also a Florida corporation, is required to file a federal income tax return.

The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (Act. No. 225 of December 1, 1995, as amended) provides the Company with a 90% tax exemption for income derived from "bonafide" agricultural business, including sales of nursery plants within in Puerto Rico and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act became efective for taxable years commencing on or after December 1, 1995.

Prior to the enactment of the Agricultural Tax Incentives Act, Margo Nursery Farms, Inc. had been granted a 90% exemption from property taxes and from income derived from its export sales, and a 60% exemption from volume of business tax related to export sales, under the Puerto Rico Industrial Incentives Act of 1987. The exemption is for a period of 15 years commencing on July 6, 1987.

(h)        LOSS PER COMMON SHARE

Net loss per common share was computed by dividing net loss by the weighted average number of shares outstanding. For the years ended December 31, 1996, 1995 and 1994 there were 1,895,322 shares outstanding.

For 1996, 1995, and 1994, outstanding stock options were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been antidilutive.

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

The inventory valuation allowance is an estimate which is estab lished through charges to cost of goods sold. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is reasonably possible the Company's estimate of the inventory valuation allowance will change in the near term. The valuation allowance at December 31, 1996 and 1995 was $420,000 and $350,000, respectively.

The Company has recorded a deferred tax asset of approximately $583,000 which is offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

NOTE 2 - HURRICANE ANDREW

On August 24, 1992, Hurricane Andrew destroyed almost all of the Company's facilities in South Florida. These facilities included the Company's principal executive offices, warehouses, shadehouses and shipping area. Additionally, almost all of the Company's inventory located at this facility was damaged or destroyed.

For the year ended December 31, 1994, as a result of the damages caused by the storm, the Company recorded the following gain:


              DESCRIPTION                                    AMOUNT
              -----------                                   -------

    Proceeds from insurance claims                          $908,820
    Less: Clean-up, relocation and
     other expenses                                          (11,771)
                                                            --------

    Net gain                                                $897,049
                                                            ========


NOTE 3 - RESTRICTED CASH

During 1991, the Company's former principal lender commenced litigation against the Company due to the Company's non-compliance with several covenants under a modified loan agreement (refer to Note 12). In connection with the settlement of a tort claim in 1992, the Company was required to place $4,000,000 of the settle ment proceeds in an escrow account. In connection with the settlement of the Company's insurance claims arising from Hurricane Andrew, the Company was required to deposit $1,970,435 (less court costs of $19,677) with the court. At December 31, 1995 these amounts were as follows:

                  DESCRIPTION                                      AMOUNT
                  -----------                                    ----------

       Proceeds from the settlement of
        tort claim, including accumu-
        lated interest of $544,795                                $4,544,795

       Insurance proceeds as a result
        of Hurricane Andrew, accumu-
        lated including accumulated
        interest of $237,044                                       2,187,802
                                                                  ----------

                                                                  $6,732,597
                                                                  ==========


In 1996, $5,625,000 of restricted cash was paid to the Company's former principal lender in connection with a litigation settlement (refer to Note 12).

NOTE 4 - SHORT TERM INVESTMENTS

At December 31, 1996 and 1995, short term investments consisted of certificates of deposit bearing interest between 4.80% and 5.75%, of which $500,000 were pledged as collateral for notes payable (refer to Note 8).

At December 31, 1996, the carrying value of these short term investments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.


NOTE 5 - NOTES RECEIVABLE

At December 31, 1993, the Company had a note receivable with an outstanding principal balance of $996,962, arising from the sale of Cariplant, S.A. (a former Dominican Republic subsidiary) to Altec International, C. por A. ("Altec"), another Dominican Republic company. The note was originally due in 180 equal monthly installments of $9,638, including interest at 8%, through April 2008. The note is collateralized by the common stock and personal guarantee of the major shareholder of Cariplant.

From the inception of the note in March 1993, the Company received several payments through December 1995. However, Altec has been unable to comply with the terms of the note.

Due to the unfavorable collection experience as well as the difficulties of operating in the Dominican Republic, in 1994 Company management wrote down the carrying amount of the note to $316,000, representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment. The write-down, amounting to $680,962 was included as an other expense in the accompanying consolidated statements of operations for the year ended December 31, 1994.

On February 12, 1997, the Company obtained a second mortgage on Cariplant's property and equipment and entered into an agreement with Altec to modify the repayment terms of the unpaid principal balance of $996,962, with payments commencing in the year 2000.

At December 31, 1996 and 1995, notes receivable included the following:


          DESCRIPTION                             1996               1995
          -------------                         --------           --------

Note receivable from Altec                      $301,621           $301,621
10% note, collateralized by real
property                                          26,331             23,918
8% notes, due on demand, personally
guaranteed by various Company
personnel, (no collections are expected in
1997)                                             51,230            118,872
                                                --------           --------

                                                $379,182           $444,411
                                                ========           ========


NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 1996 and 1995, property and equipment consisted of the following:

                                                    1996               1995
                                                 ---------          ----------

Land and land improvements                        $ 859,380         $  859,380
Buildings                                           448,968            219,404
Equipment and fixtures                            1,445,545          1,187,716
Transportation equipment                            728,831            571,736
Stock plants                                         97,277             97,277
Leasehold improvements                            1,845,026          1,675,605
Construction in progress                               -                81,068
                                                 ----------          ---------
                                                  5,425,027          4,692,186
Less accumulated depreciation and
amortization                                     (1,560,381)        (1,104,204)
                                                 ----------         ----------

                                                 $3,864,646         $3,587,982
                                                 ==========         ==========

During the years ended December 31, 1996, 1995, and 1994, depreciation expense charged to production was approximately $287,000, $201,500, and $197,000, respectively.

NOTE 7 - DUE FROM/TO SHAREHOLDER

At December 31, 1996, amount due from shareholder principally arose from the settlement of litigation with the Company's former principal lender (refer to Note 12). This receivable is non-interest bearing and has no specific due date.

At December 31, 1995, amount due to shareholder principally represents lease payments owed to the Company's principal shareholder arising from the lease agreement for the use of the Company's facilities in Puerto Rico (refer to Note
14).

NOTE 8 - NOTES PAYABLE

At December 31, 1996 and 1995, the Company had short-term borrowings of $500,000 with a commercial bank in Puerto Rico collateralized by a certificate of deposit. The notes bear interest at 1% over the rate earned by a $500,000 certificate of deposit (6.75% at December 31, 1996).

At December 31, 1996, the carrying value of these notes payable approximates fair value due to the relatively short period of time between the origination of the instruments and their maturities.

NOTE 9 - LONG-TERM DEBT

At December 31, 1996 and 1995, long-term debt consisted of the following:


            DESCRIPTION                          1996               1995
-------------------------------------         ----------         ----------

Term loans (refer to Note 12)                 $        -         $3,592,240
Five-year term loans, variable
  interest rate, 8.25% at December 31,
  1996, payable in quarterly install-
  ments of $40,203, including inter-
  est, through October 2001.  The
  loans are collateralized by trans-
  portation and farm equipment                   444,535            423,546
8.50% automobile loan, payable in
  monthly installments of $636,
  including interest, through
  March 2001                                      27,163                  -
9.75% commercial loan, payable in
  monthly installments of $2,000,
  including interest, through
  July 2000, collateralized by real
  estate property                                 73,465                  -
Capital lease obligation, collateral-
  ized by equipment, payable in month-
  ly installments of $318 (including
  interest at 16%)through August 1996               -                 2,396
                                              ----------         ----------
                                                 545,163          4,018,182
Less current portion                            (118,085)        (3,663,475)
                                              ----------         ----------
Long-term debt                                $  427,078         $  354,707
                                              ==========         ==========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt and notes payable approxmates the recorded amounts.

The annual aggregate maturities of long-term debt and other financing obligations are as follows:


         YEAR ENDING
        DECEMBER 31,                               AMOUNT
        ------------                              --------

            1997                                  $118,085
            1998                                   159,534
            1999                                   171,377
            2000                                    68,229
            2001                                    27,938
                                                  --------
                                                  $545,163


NOTE 10 - ACCRUED EXPENSES

At December 31, 1996 and 1995, accrued expenses consisted of the following:

                                                  1996                1995
                                               ----------          ----------

Payroll and payroll taxes                      $  111,984          $   59,326
Professional fees                                  63,650             102,149
Provision for impairment of assets
  of subsidiary                                   250,000                   -
Interest (refer to Note 12)                             -           1,306,732
                                                                         3232
Other                                                   -              86,980
                                               ----------          ----------

                                               $  425,634          $1,555,187
                                               ==========          ==========

NOTE 11 - INCOME TAXES

The Company provides for income taxes using the applicable statutory tax rates in the related jurisdictions where it operates. The provision for income taxes, as reflected in the accompanying statements of operations for 1996, 1995 and 1994, does not bear a normal relationship to results of operations due to several items, such as a 90% tax exemption (Puerto Rico), unutilized net loss carryforwards and the credit available to the Company under Section 936 of the Internal Revenue Code.

Income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following:


                                  1996          1995            1994
                                -------       --------       ---------
Current:
  Puerto Rico                   $   -         $ 10,000       $  20,000
  United States                  23,492           -               -

Deferred:
  United States                     -             -            104,000
                                -------       --------       ---------
                                $23,492       $ 10,000       $ 124,000
                                =======       ========       =========



Set forth below are explanations for the differences between the income tax provision and the amount computed by applying the federal statutory income tax rate of 34% to loss before income tax provision, extraordinary item and cumulative effect on prior years of accounting change:


                                        1996           1995           1994
                                     ----------     ----------     ----------
Income Tax benefit computed
 by applying federal rate            $(188,265)     $(131,354)     $(131,511)
(Increase) decrease in in-
  come tax benefit resulting
  from:
 Tax-exempt income                     (17,170)       (17,000)       (22,114)
 Puerto Rico tax exemption             (67,563)       (62,813)      (107,484)
 Effect of Florida and Puerto
  Rico taxes (benefits)                (10,022)       (14,184)        14,112
                                                           (4)
 Adjustment of prior year
  valuation allowance                        -              -         30,561
 Increase in valuation allow-
  ance                                 338,697        158,132         33,614
 Unutilized losses (untaxed
  income) of foreign subsi-
  diaries                               (4,094)         1,517          1,400
 Permanent differences                                 70,758        291,708
 Other differences                     (28,091)         4,944         13,714
                                     ---------      ---------      ---------
                                     $  23,492      $  10,000      $ 124,000
                                     =========      =========      =========

Deferred income taxes were recognized in the consolidated balance sheet at December 31, 1996 and 1995 due to the tax effect of temporary differences and loss carryforwards as follows:



                                                   1996              1995
                                                 --------          --------
DEFERRED TAX ASSETS:

Excess book over tax depreciation                $ 30,016          $ 20,401
Accrual to cash adjustments                             -           180,277
Net operating loss carryforwards                  731,920           121,721
Contribution carryover                                376               376
Alternative minimum tax credit carryover           18,576            65,211
                                                 --------          --------
                                                  780,888           387,986
                                                 --------          --------



DEFERRED TAX LIABILITIES:
Accrual to cash adjustments                       197,398                 -
Insurance recoveries deferred for tax                   -           143,193
                                                 --------          --------
                                                  197,398           143,193
                                                 --------          --------
Gross deferred tax asset                          583,490           244,793
Less: Valuation allowance                        (583,490)         (244,793)
                                                 --------          --------
Net deferred tax asset                           $      -          $      -
                                                 ========          ========

At December 31, 1996, Margo Bay Farms, Inc. and Margo Landscaping and Design, Inc. had net operating loss carryforwards of approximately $421,000 available to offset future taxable income, if any, through December 31, 2003, and December 31, 2011, respectively.

In addition, at December 31, 1996, Bay Farms had alternative minimum tax credit carryforwards of $18,576.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On May 29, 1996, the Company (including all related entities) and Michael J. Spector, President and the principal stockholder of the Company entered into a Settlement Agreement with First Union National Bank of Florida ("the Bank"). The Settlement Agreement covered all claims brought by the Bank against the Company and related entities and settled all counterclaims brought by the the Company against the Bank.

At December 31, 1995, the outstanding balance of the loans payable to the Bank amounted to $3,592,240 and accrued interest amounted to approximately $1,307,000.

The Company had also guaranteed $400,000 of personal loans made to its major shareholder by the Bank, with an outstanding balance of $230,000.

The Settlement Agreement provided for a payment to the Bank of $5,625,000, of which $5,285,000 corresponded to the Company and $340,000 corresponded to Mr. Spector. The settlement payment made by the Company resulted in a charge of $255,174 to other expenses for the year ended December 31, 1996.

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

NOTE 13 - SHAREHOLDERS' EQUITY

The Company is authorized to issue 250,000 shares of preferred stock, par value $.01 per share, in one or more series to be established from time to time by the Company's Board of Directors.

NOTE 14 - LEASE AND OPTION AGREEMENTS

(a)   PROPERTY IN VEGA ALTA, PUERTO RICO

The primary Puerto Rico facility is leased from Michael J. Spector and Margaret
D. Spector, who are officers, directors and major shareholders of the Company.

Effective January 1, 1993, the Company entered into a lease agreement with its major shareholders for an initial five year period at a monthly rental of $19,000. In addition, the lessors have released the Company from responsibility for any claims arising from the Company's use of a defective fungicide in its operations at the nursery facility. The Company has an option to renew this lease for an additional five year period at the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998.

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

Total rental payments amounted to approximately $249,000 in 1996, 1995 and 1994.

(b)  PROPERTY IN CERRO GORDO, PUERTO RICO

In August 1990, the Company entered into an agreement to lease a residence from a partnership whose partners include the Company's major shareholders. The lease agreement called for monthly lease payments of $2,000 during the first year of the five year term and $2,500 for each of the remaining four years. In addition, the Company was responsible for payment of utilities, property taxes, insurance, maintenance, repairs and administration of the residence. During the years ended December 31, 1995 and 1994, the Company incurred rental and other expenses related to this property of approximately $41,000 and $40,000, respectively.

In February 1996, the Company purchased the residence from the partnership. The purchase price, based on the appraised value of the property, amounted to $220,800. The property was subject to a 10% commercial loan with a balance of approximately $88,000, which was assumed by the Company.

(c)  PROPERTY IN BARRANQUITAS, PUERTO RICO

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option.

(d)  AGGREGATE LEASE OBLIGATIONS AND EXPENSES

The Company's obligations under the above operating lease agreements, assuming the Company exercises its renewal option on the Vega Alta and Barranquitas, Puerto Rico properties, are as follows:


          YEAR ENDING                      MINIMUM
         DECEMBER 31,                  LEASE PAYMENTS
         ------------                  --------------

             1997                        $  309,000
             1998                           369,000
             1999                           348,000
             2000                           348,000
             2001                           348,000
          Thereafter                      1,068,000
                                         ----------

                                         $2,790,000
                                         ==========


Total rental expense under all operating lease agreements amounted to approximately $249,000, $279,000, and $279,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 15 - STOCK BENEFITS PLAN

In June 1988, the Company adopted a stock benefits plan (the "Plan") to replace the Company's existing employee stock option plan. Under the terms of the Plan, the Company's Board of Direc tors, through a committee, can award up to 300,000 shares of common stock to eligible employees through combinations of stock options, stock appreciation rights, restricted stock awards, and stock purchase rights. As of December 31, 1991, the Company had es tablished a stock option plan and a stock purchase plan as described below:

(a)  EMPLOYEE STOCK OPTION PLAN

The Company has an employee stock option plan under which certain employees may be granted options to purchase shares of common stock generally at 100% of fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. Options generally vest over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock option plan as of December 31, 1996, is as follows:

                           UNEXPIRED SHARES
                            UNDER OPTION AT                  OPTION PRICE
      YEAR OF GRANT            12/31/96                        PER SHARE
      -------------        ----------------                  -------------

           1988                   2,750                      $2.00 - $2.20
           1993                  64,500                      $2.88 - $3.16
           1996                  46,500                      $3.13 - $3.44
                                -------
                                113,750
                                =======


At December 31, 1996, options to purchase 41,450 shares of common stock were vested and exercisable.

b)  EMPLOYEE STOCK PURCHASE PLAN

During the year ended December 31, 1988, the Company established an employee stock purchase plan. At December 31, 1996, no employees had subscribed to purchase any shares of the Company's common stock.

NOTE 16 - SUPPLEMENTAL DISCLOSURES FOR THE STATEMENTS OF CASH FLOWS

(a)  NON-CASH INVESTING ACTIVITIES

During the year ended December 31, 1996, the Company acquired a residence (previously leased by the Company) from a partnership. The purchase price of the residence, determined by an independent certified real estate appraiser, amounted to $220,800. Regarding the acquisition, the Company assumed a commercial loan amounting to $87,789, owed by the partnership, recorded an account payable to the Company's major shareholders amounting to $66,506, and applied $57,562 and $8,943 to the principal and interest, respectively, of a note receivable owed by a Company employee.

During 1996, the Company acquired a vehicle with a cost of $28,477 (including a 7 year maintenance contract of $2,660) by assuming a loan for the same amount.

During 1994, the Company transferred certain inventory used as stock plants amounting to $97,277, to fixed assets.

(b)  NON-CASH FINANCING ACTIVITIES

During 1994, the Company recorded a $680,962 write-down of a note receivable related to the sale of a subsidiary.

(c)  OTHER CASH FLOW TRANSACTIONS

During the years ended December 31, 1996, 1995 and 1994, the Company made interest payments of approximately $1,513,000, $110,900, and $75,200, respectively, and made income tax payments of $25,000 during the year ended December 31, 1994.

NOTE 17 - MAJOR CUSTOMERS

During 1996, 1995 and 1994 the Company's single largest customer for each of such years, accounted for approximately 27% ($1,621,000) 28% ($1,391,000), and 20% ($740,000), respectively, of the Company's net sales.

This customer accounts for approximately 19%, 15% and 20% of trade accounts receivable at December 31, 1996, 1995 and 1994, respectively.

NOTE 18 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, the Company recorded a $250,000 provision for impairment of assets of its South Florida operation (Margo Bay Farms, Inc.).

During the fourth quarter of 1995, the Company recorded a valuation reserve for inventory amounting to $218,750.

During the fourth quarter of 1994, the Company recorded a $680,962 write-down of a note receivable related to the sale of a subsidiary.

NOTE 19 - DISPOSAL OF MARGO IMPORTS, B.V. AND POSSIBLE DISPOSAL OF MARGO BAY FARMS, INC.

In 1991, the Company formed Margo Imports, B. V., a Netherlands corporation, to market Company products in Europe. In March 1993, the Company discontinued these operations in connection with the sale of Cariplant, S.A. (refer to Note 5). Effective January 1, 1997, the Company disposed of Margo Imports, B. V. recording the accumulated deficit in Margo Bay Farms, Inc., owner of all its outstanding common stock.

Regarding the Company's South Florida operation (Margo Bay Farms, Inc.), due to the strong competition, inadequate sales levels and lack of profitability, the Company has determined to review the continued viability of the operation during 1997, with the goal of making a final determination whether this operation should be closed and the related assets disposed of. During 1996, the Company recorded a provision of $250,000 related to the excess of the carrying value over the fair market value of the assets of Margo Bay Farms, Inc.

NOTE 20 - DOMESTIC AND FOREIGN OPERATIONS

The schedule below presents information about the Company's operations in different geographic areas. Domestic operations include those of Puerto Rico and South Florida. Foreign operations include those of Margo Imports (Europe).

Income from operations is determined as net sales less cost of sales and selling, general and administrative expenses. In computing income from operations, provision for income taxes, interest expense and other income are not added or deducted. No allocation of general corporate expenses has been made to foreign operations.

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area less investments in other geographic areas.



                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
    INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                      DOMESTIC            EUROPE            ELIMINATIONS     CONSOLIDATED
                                                     -----------       -----------          ------------     ------------
                                                                                    1996
                                                     --------------------------------------------------------------------


Total net sales to local unaffiliated
    customers                                        $ 6,108,865       $      -             $     -           $ 6,108,865
                                                     ===========       ===========          ===========       ===========
Income from operations                               $     7,226       $      -             $     -           $     7,226
                                                     ===========       ===========          ===========       ===========
Identifiable assets at December 31, 1996             $10,392,344       $     3,867          $     -           $10,396,211
                                                     ===========       ===========          ===========       ===========



                                                                                 1995
                                                    ---------------------------------------------------------------------
Total net sales to local unaffiliated
    customers                                        $ 4,933,718       $      -             $     -           $ 4,933,718
                                                     ===========       ===========          ===========       ===========
Loss from operations                                 $  (328,524)      $    (4,498)         $     -           $  (333,022)
                                                     ===========       ===========          ===========       ===========
Identifiable assets at December 31, 1995             $15,397,977       $     2,605          $     -           $15,400,582
                                                     ===========       ===========          ===========       ===========



                                   SCHEDULE I


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




             COLUMN A                       COLUMN B                      COLUMN C                COLUMN D         COLUMN E
-------------------------------------      ----------         ------------------------------     ----------      ------------

                                           BALANCE            CHARGED TO         CHARGED TO
                                          BEGINNING           COSTS AND            OTHER                           BALANCE
            DESCRIPTION                    OF YEAR             EXPENSES           ACCOUNTS       DEDUCTIONS       END OF YEAR
            -----------                   ----------          ----------         ----------      ----------       -----------

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts          $ 136,100           $  4,000           $    -         $ (61,100)        $ 79,000
  Allowance for inventory valuation        $ 350,000           $252,000                -          (182,000)         420,000
                                           ---------           --------           --------       ---------         --------
                                           $ 486,100           $256,000           $    -         $(243,100)        $499,000
                                           =========           ========           ========       ========          ========

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful account           $ 136,100           $  6,786           $    -         $  (6,786)        $136,100
  Allowance for inventory valuation        $ 100,000           $250,000                -              -             350,000
                                           ---------           --------           --------       ---------         --------
                                           $ 236,100           $256,786           $    -         $  (6,786)        $486,100
                                           =========           ========           ========       =========         ========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts          $ 136,100           $   -              $    -         $    -            $136,100
  Allowance for inventory valuation        $ 100,000           $   -                   -         $    -             100,000
                                           ---------           --------           --------       ---------         --------
                                           $ 236,100           $   -              $    -         $    -            $236,100
                                           =========           ========           ========       =========         ========

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

10          (h)  Material Contracts filed with this Form 10-K

                 (i) Lease and Purchase Agreement, dated October 31, 1996 among Cali Orchids, Inc. and the Company.

                 (ii) Stock Option Agreement, dated August 9, 1996, with Fred Moss.

                 (iii) Stock Option Agreement, dated August 9, 1996, with Blas Ferraiuoli,

                 (iv) Stock Option Agreement, dated August 9, 1996, with Michael A. Rubin.

                 (v)    Stock Option Agreement, dated July 9, 1993, with Fred
                        Moss.

                 (vi) Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.

                (vii)  Stock Option Agreement, dated July 9, 1993, with Blas
                        Ferriuoli.

               (viii) Stock Option Agreement, dated August 9, 1996, with Margaret D. Spector.

(21)         List of Registrant's Subsidiaries.

(27)         Financial Data Schedule