Form 10-Q
period 1997-03-31
MARGO NURSERY FARMS INC
filed 1997-05-14
CIK 808493

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended MARCH 31, 1997

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

                                 YES [X]   NO [ ]

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of May 6, 1997.

                            Total Pages in Report:__
                                Exhibit Index:__

================================================================================

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                          PAGE
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                      3

          Consolidated Statements of Operations                            4

          Consolidated Statement of Shareholders'
           Equity                                                          5

          Consolidated Statements of Cash Flows                            6

          Notes to Consolidated Financial Statements                       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION                            11

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                17

ITEM 2.  CHANGES IN SECURITIES                                            17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                  17
         OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17


                                   SIGNATURES
                                   ----------

FORWARD LOOKING STATEMENTS

      When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "believes", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, natural disasters, competitive and regulatory factors and legislative changes, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                    ASSETS             MARCH 31,   DECEMBER 31,
                                                         1997         1996
                                                     (UNAUDITED)   (AUDITED)
                                                     -----------  -----------
Current assets:
  Cash and equivalents                               $   935,518  $   946,490
  Short term investments                                 500,000    1,004,000
  Accounts receivable, net                             1,202,271    1,007,947
  Inventories                                          2,912,649    2,737,109
  Prepaid expenses and other current assets              187,604      116,036
                                                     -----------  -----------
    Total current assets                               5,738,042    5,811,582

Property and equipment, net                            3,786,292    3,864,646
Due from shareholder                                     273,652      273,652
Notes receivable                                         379,182      379,182
Other assets                                              68,156       67,149
                                                     -----------  -----------
    Total assets                                     $10,245,324  $10,396,211
                                                     ===========  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt             $    78,314  $   118,085
  Notes payable                                          500,000      500,000
  Accounts payable                                       511,152      630,572
  Accrued expenses                                       417,174      425,634
  Due to shareholder                                        -          23,492
                                                     -----------  -----------
    Total current liabilities                          1,506,640    1,697,783

Long-term debt                                           427,078      427,078
                                                     -----------  -----------
    Total liabilities                                  1,933,718    2,124,861
                                                     -----------  -----------
Commitments and contingencies                               -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                         1,915        1,915
 Additional paid-in capital                            4,637,706    4,637,706
 Retained earnings                                     3,720,773    3,689,681
 Treasury stock, 19,800 common shares, at cost           (48,788)     (48,788)
 Foreign currency translation loss                          -          (9,164)
                                                     -----------  -----------
    Total shareholders' equity                         8,311,606    8,271,350
                                                     -----------  -----------
    Total liabilities and shareholders' equity       $10,245,324  $10,396,211
                                                     ===========  ===========

See accompanying notes to consolidated financial statements.

                 MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                        1997            1996
                                                    -----------     -----------
Net sales                                           $ 1,860,310     $ 1,396,126

Cost of sales                                         1,255,938         819,826
                                                    -----------     -----------
    Gross profit                                        604,372         576,300

Selling, general and administrative expenses            565,372         501,550
                                                    -----------     -----------
    Income from operations                               39,000          74,750
                                                    -----------     -----------
Other income (expense):
  Interest income                                        19,288         100,672
  Interest expense                                      (19,272)        (97,218)
  Litigation expenses                                      --           (30,000)
  Miscellaneous income                                    1,240           6,455
                                                    -----------     -----------
                                                          1,256         (20,091)
                                                    -----------     -----------
Income before provision for income tax                   40,256          54,659

Provision for income tax                                   --              --
                                                    -----------     -----------
Net income                                          $    40,256     $    54,659
                                                    ===========     ===========
Net income per common share                         $      0.02     $      0.03
                                                    ===========     ===========
Weighted average number of common shares              1,895,322       1,895,322
                                                    ===========     ===========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months ended March 31, 1997
                                   (Unaudited)

                                   COMMON      COMMON     ADDITIONAL                                   CUMULATIVE
                                   STOCK        STOCK      PAID-IN         RETAINED       TREASURY     TRANSLATION
                                   SHARES      AMOUNT      CAPITAL         EARNINGS        STOCK        ADJUSTMENT     TOTAL
                                 ---------     ------     ----------     -----------      --------    ------------   ----------
Balance at December 31, 1996     1,895,322     $1,915     $4,637,706     $ 3,689,681      ($48,788)     ($9,164)     $8,271,350

Realization of cumulative
  translation adjustment              --         --             --            (9,164)         --          9,164            --

Net income                            --         --             --            40,256          --           --            40,256
                                 ---------     ------     ----------     -----------      --------      -------      ----------
Balance at March 31, 1997        1,895,322     $1,915     $4,637,706     $ 3,720,773      ($48,788)     $  --        $8,311,606
                                 =========     ======     ==========     ===========      ========      =======      ==========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                            1997         1996
                                                         ---------    ---------

Cash flows from operating activities:
  Net income                                             $  40,256    $  54,659
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                          121,926      106,116
    Decrease in inventory valuation reserve                 25,000         --
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                 (194,324)     (21,724)
      Inventories                                         (200,540)    (207,553)
      Prepaid expenses and other current assets            (71,568)      22,802
      Increase in amount due to shareholder                   --        (27,667)
      Other assets                                          (1,007)     (46,408)
      Accounts payable                                    (119,420)     (29,612)
      Accrued expenses                                      (8,460)      15,850
      Income tax payable                                   (23,492)        --
                                                         ---------    ---------
    Net cash used in operating activities                 (431,629)    (133,537)
                                                         ---------    ---------
Cash flows from investing activities:
  Decrease in short term investments                       504,000         --
  Increase in restricted cash                                 --        (92,303)
  Additions to property, plant and equipment               (43,572)    (118,870)
  Increase in notes receivable                                --           (370)
                                                         ---------    ---------
    Net cash provided by (used in) investing
      activities                                           460,428     (211,543)
                                                         ---------    ---------
Cash flows used in financing activities:
  Repayment of long-term debt                              (39,771)     (27,152)
                                                         ---------    ---------
Net decrease in cash                                       (10,972)    (372,232)

Cash and equivalents at beginning of year                  946,490      785,490
                                                         ---------    ---------
Cash and equivalents at end of period                    $ 935,518    $ 413,258
                                                         =========    =========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL
  STATEMENTS - INVENTORY VALUATION ALLOWANCE

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

The inventory valuation allowance is an estimate which is established through charges to cost of goods sold. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowance at March 31, 1997 and December 31, 1996 was $395,000 and $420,000, respectively.

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

At March 31, 1997 and December 31, 1996, notes receivable included the following:

           DESCRIPTION                                 AMOUNT
           -----------                                 ------

    Note receivable from Altec                        $301,621

    10% note, due October 1996,
     collateralized by real property                    26,331

    8% notes, due on demand, personally
     guaranteed by various Company personnel
     (no collections are expected in 1997)              51,230
                                                      --------
                                                      $379,182
                                                      ========

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 1997 and December 31, 1996 property and equipment consisted of the following:

           DESCRIPTION                             1997       1996
 ----------------------------------            ----------  ----------

 Land and land improvements                    $  859,380  $  859,380
 Buildings                                        448,968     448,968
 Equipment and fixtures                         1,474,813   1,445,545
 Transportation equipment                         743,135     728,831
 Stock Plants                                      97,277      97,277
 Leasehold improvements                         1,845,026   1,845,026
                                               ----------  ----------
                                                5,468,599   5,425,027
 Less accumulated depreciation and
  amortization                                 (1,682,307) (1,560,381)
                                               ----------  ----------
                                               $3,786,292  $3,864,646
                                               ==========  ==========

NOTE 5 - NET INCOME PER COMMON SHARE

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the relevant periods.

NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a)  NON-CASH INVESTING AND FINANCING ACTIVITIES

    During the three months ended March 31, 1996, the Company acquired a residence (previously leased by the Company) from a partnership, whose partners included among others, the Company's major shareholders. The purchase price of the residence, based on an appraisal prepared by an independent certified real estate appraiser, amounted to $220,800. Regarding the acquisition, the Company assumed a commercial loan amounting to $87,789, owed by the partnership, recorded an account payable to the Company's major shareholders amounting to $66,506, and applied $57,562 and $8,943 to the principal and interest, respectively, of a note receivable owed by a consultant to the Company (who was also a shareholder in the partnership).

b)  OTHER CASH FLOW TRANSACTIONS

    Other cash flow transactions for the three months ended March 31, 1997 and 1996, include interest payments amounting to approximately $17,000 and $19,000, respectively. Income tax payments for the three months ended March 31, 1997 amounted to approximately $23,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Margo Nursery Farms, Inc. and its subsidiaries, (collectively, the "Company") are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, sales of lawn and garden products and also provides landscaping design and installation services.

PRINCIPAL OPERATIONS:

The Company's business is currently conducted at three locations, two in Puerto Rico and another in South Florida. These operations are described below:

PUERTO RICO OPERATIONS

The Company's principal operation in Puerto Rico is conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company.

On October 31, 1996, the Company entered into an agreement with Cali Orchids, Inc. ("Cali"), a Puerto Rico based grower of orchids, bromeliads, anthuriums, poincettas and ornamental foliage, to purchase certain assets of Cali, including its live goods inventory and inventory of pots, peat, soil, chemical and fertilizers. The purchase price was approximately $190,000 and the transaction was closed on January 1, 1997. The agreement also provided for the leasing of Cali's facilities (13 acres) and equipment for a five year term (subject to two additional five year renewals) and the hiring of Cali's President as a general manager for the Company's new operation, which operates under the tradename of Margo Flora.

The Company's operations in Puerto Rico include Margo Nursery Farms, Inc. (a Florida corporation), Margo Landscaping and Design, Inc., and Rain Forest Products Group, Inc. (both Puerto Rico corporations).

Margo Nursery Farms, Inc., which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. As a bona fide agricultural enterprise, the Company enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico. The Company also receives a credit under Section 936 of the Internal Revenue Code against a portion of federal income taxes payable from its operations in Puerto Rico.

Margo Landscaping and Design, Inc. ("Margo Landscaping"), provides landscaping services to customers in Puerto Rico and the Caribbean, including landscape design and landscaping. Margo Landscaping is also engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Margo Landscaping is a wholesaler for Monsanto Corporation's Solaris Group which includes the Ortho, Roundup and Greensweep product lines (chemicals and pesticides). It is also the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products for Puerto Rico and the Caribbean.

Rain Forest Products Group, Inc. ("Rain Forest") commenced operations in April 1996. It is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Margo Landscaping. The Company has requested a tax exemption grant from the Government of Puerto Rico for the operations of Rain Forest.

SOUTH FLORIDA OPERATIONS

The South Florida operation is conducted through Margo Bay Farms, Inc.("Bay Farms") at a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are currently in production. Bay Farms resumed sales during 1994. However, due to the significant competition in South Florida, it has not been able to achieve adequate sales levels and profitability through December 31, 1996. See "FUTURE OPERATIONS" herein.

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

FUTURE OPERATIONS:

The Company will continue to concentrate its economic and managerial resources in expanding its operations in Puerto Rico. The Company's Board of Directors believes that these operations present attractive opportunities for the future. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region.

The Company has a history of good margins in Puerto Rico because of the variety and quality of its inventory. The Company believes that it can continue to increase its sales and margins by investing in more sophisticated facilities and by controlling the size and variety of its inventory.

Effective January 1, 1997, the Company leased a 13 acre facility in the town of Barranquitas, Puerto Rico, which includes approximately 110,000 square feet of enclosed bench space for production of orchids, bromeliads, anthuriums, poincettas and other ornamental and flowering plants. The Company believes that the lease of this additional space will allow it to supply its customers with a more complete product mix, thus increasing the Company's sales.

At March 31, 1997, Margo Landscaping had sufficient landscaping projects in the pipeline to maintain operations through early 1998. Among the landscaping projects that were in process is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $645,000. During 1997, Margo Landscaping will also be engaged in the landscaping of a new cross taxiway at Luis Munoz Marin International Airport in San Juan, for approximately $300,000.

During the remainder of 1997, Margo Landscaping's division of lawn and garden products will continue representing an increasing proportion of the Company's overall sales. The distribution of the Solaris product line (a Puerto Rico division of the Monsanto Company), Sunniland Corporation's fertilizer and pesticides products, together with Italian terracotta and plastic pottery, and all planting media related products (bagged potting soil, peat moss, cypress mulch, etc) should continue to provide increased sales. During late 1996 and early 1997, the Company became a distributor of additional product lines which will complement its lawn and garden products in order to provide a more complete mix of products to mass merchandisers, retail chains, garden centers, supermarkets and landscapers. During 1997, the Company plans to focus on the "outdoor living" concept, which includes patio furniture, water fountains, etc.

Rain Forest is presently engaged in the manufacturing and distribution of potting soils, professional growing mixes, peat moss, mulch and aggregates under its trade name of Rain Forest, throughout Puerto Rico and the Caribbean. These products should also provide the Company with increased sales during 1997.

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

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS OF 1997 AND 1996

During the first three months of 1997, the Company had net income of approximately $40,000, or $.02 per share, compared to $55,000 for the same period in 1996, or $.03 per share.

The decrease in net income for the three months ended March 31, 1997, when compared to the same period in 1996, is principally due to a sharp decrease in gross profit, as discussed below.

SALES

The Company's consolidated net sales for the first three months of 1997 were approximately $1,860,000, compared to $1,396,000 for the same period in 1996, or an increase of approximately 33%. From an overall standpoint, during the first three months of 1997, sales increased in all lines of business when compared to the same period in 1996. However, the most significant change was sales of landscaping services, which increased by 233% ($506,000 in 1997 vs.
$152,000 in 1996).

GROSS PROFITS

The Company's gross profit for the first three months of 1997 was 32.5%, compared to 41.3% for the same period in 1996, or a decrease of 8.8%.

Gross profit for the first three months of 1997 continues to reflect the trend experienced during the latter part of 1996, regarding the storage and maintenance costs of plant material incurred in connection with a contract with the Commonwealth of Puerto Rico's Department of Transportation, delays in the commencement of certain landscaping projects, as well as overproduction in the Company's South Florida operation.

Although the Company's inventory valuation reserve decrease by $25,000 ($395,00 at March 31, 1997 vs. $420,000 at December 31, 1996), sales of plant material with increased storage and maintenance costs for the three months ended March 31, 1997 resulted in a significant lower gross profits than comparative sales for the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $565,000 and $502,000 for the first three months of 1997 and 1996, respectively, or an increase of 12.7%. The increase for 1997 is principally due to increases in shipping, warehousing and repairs & maintenance expenses. Notwithstanding the increase, SG&A as a percentage of sales decreased to 30% for the first three months of 1997, compared to 36% for the same period in 1996.

OTHER INCOME AND EXPENSES

Decreases in interest income, interest expense as well as litigation expenses for the first three months of 1997 are due to the settlement of litigation with the Company's former principal lender in May 1996. Decreases in interest income as well as interest expense result from the application of restricted cash (in escrow accounts at March 31, 1996) used for the payment of principal and interest on the outstanding loans, subject of the litigation. Accordingly, other income and expenses for the first three months of 1997 only reflect interest income and interest expense regarding the Company's investments and debt other than those related to the settlement of litigation.

FINANCIAL CONDITION

The Company's financial condition at March 31, 1997 remains comparable with that of December 31, 1996. The Company's current ratio continues to be strong, with a ratio of 3.8 to 1 at March 31, 1997, and 3.4 to 1 at December 31, 1996.

At March 31, 1996, the Company had cash of $936,000 and short term investments of $500,000, compared to cash of $946,000 and short term investments of $1,004,000 at December 31, 1996. The decrease in short term investments at March 31, 1997 is principally due to increases in trade accounts receivable (principally from landscaping projects) and inventory of plant material (primarily from an increase in the carrying costs of certain plant material for contracts and landscape projects).

The Company's liabilities at March 31, 1997 remain comparable to those at December 31, 1996. The Company's debt to equity ratio improved (23% in 1997 vs. 26% in 1996) principally as a result of a slight decrease in current liabilities.

Stockholders' equity at March 31, 1997 increased due to results of operations for the first quarter. There were no dividends declared nor issuance of capital stock.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company is presently current on all its obligations. Excess funds have been invested in short-term bank instruments. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the opinion of the Company's management, the pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1997:

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MARGO NURSERY FARMS, INC.

Date:  MAY 6, 1997                 BY:  /s/ MICHAEL J. SPECTOR,
       -----------                      --------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date:  MAY 6, 1997                 BY:  /s/ ALFONSO ORTEGZA
       -----------                      ---------------------------
                                        Alfonso Ortega
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

  27      Financial Data Schedule (for SEC use only).