Form 10-Q
period 1997-06-30
MARGO NURSERY FARMS INC
filed 1997-08-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1997

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

                           YES    X       NO __________

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of August 14, 1997.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                     PART I

                                                           PAGE
                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        4

          Consolidated Statements of Operations              5

          Consolidated Statement of Shareholders'
           Equity                                            6

          Consolidated Statements of Cash Flows              7

          Notes to Consolidated Financial Statements         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             12

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                  19

ITEM 2.  CHANGES IN SECURITIES                              19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                               19

ITEM 5.  OTHER INFORMATION                                  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   20

                                   SIGNATURES

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

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                    ASSETS

                                                     JUNE 30,    DECEMBER 31,
                                                       1997          1996
                                                   (UNAUDITED)    (AUDITED)
                                                   -----------    ---------
Current assets:
  Cash and equivalents                             $   854,189  $   946,490
  Short term investments                               500,000    1,004,000
  Accounts receivable, net                           1,197,634    1,007,947
  Inventories                                        2,462,616    2,737,109
  Prepaid expenses and other current assets            121,801      116,036
                                                   -----------  -----------
    Total current assets                             5,136,240    5,811,582

Property and equipment, net                          3,705,193    3,864,646
Due from shareholder                                   273,652      273,652
Notes receivable                                       385,983      379,182
Other assets                                            57,192       67,149
                                                   -----------  -----------
    Total assets                                   $ 9,558,260  $10,396,211
                                                   ===========  ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt           $   153,863  $   118,085
  Notes payable                                        500,000      500,000
  Accounts payable                                     567,614      630,572
  Accrued expenses                                     418,894      425,634
  Income tax payable                                      -          23,492
                                                   -----------  -----------
    Total current liabilities                        1,640,371    1,697,783

Long-term debt                                         314,905      427,078
                                                   -----------  -----------
    Total liabilities                                1,955,276    2,124,861
                                                   -----------  -----------
Commitments and contingencies                             -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                       1,915        1,915
 Additional paid-in capital                          4,637,706    4,637,706
 Retained earnings                                   3,012,151    3,689,681
 Treasury stock, 19,800 common shares, at cost         (48,788)     (48,788)
 Foreign currency translation loss                        -          (9,164)
                                                   -----------  -----------
    Total shareholders' equity                       7,602,984    8,271,350
                                                   -----------  -----------
    Total liabilities and shareholders' equity     $ 9,558,260  $10,396,211
                                                   ===========  ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 1997 and 1996
                                   (Unaudited)

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------
                                                     1997         1996            1997         1996
                                                  ----------   ----------      ----------   ----------
Net sales                                         $1,865,715   $1,742,806      $3,726,025   $3,138,932

Cost of sales                                      1,837,023    1,060,931       3,092,961    1,880,757
                                                  ----------   ----------      ----------   ----------
    Gross profit                                      28,692      681,875         633,064    1,258,175

Selling, general and administrative expenses         734,539      523,618       1,299,911    1,025,168
                                                  ----------   ----------      ----------   ----------
    Income (loss) from operations                   (705,847)     158,257        (666,847)     233,007
                                                  ----------   ----------      ----------   ----------
Other income (expense):
  Interest income                                     16,505       90,192          35,793      190,864
  Interest expense                                   (20,615)     (70,497)        (39,887)    (167,715)
  Litigation expenses                                   -         (63,258)           -         (93,258)
  Litigation settlement                                 -        (302,884)           -        (302,884)
  Miscellaneous income (expense)                      (7,829)      24,553          (6,589)      31,008
                                                  ----------   ----------      ----------   ----------
                                                     (11,939)    (321,894)        (10,683)    (341,985)
                                                  ----------   ----------      ----------   ----------
Loss before provision for income tax                (717,786)    (163,637)       (677,530)    (108,978)

Income tax provision                                    -            -               -            -
                                                  ----------   ----------      ----------   -------
Net loss                                          $ (717,786)  $ (163,637)     $ (677,530)  $ (108,978)
                                                  ==========   ==========      ==========   ==========
Net loss per common share                             $ (.38)      $ (.09)         $ (.36)      $ (.06)
                                                  ==========   ==========      ==========   ==========
Weighted average number of common shares           1,895,322    1,895,322       1,895,322    1,895,322
                                                  ==========   ==========      ==========   ==========

         See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 1997
                                   (Unaudited)

                                     COMMON      COMMON    ADDITIONAL                            CUMULATIVE
                                     STOCK       STOCK      PAID-IN      RETAINED    TREASURY   TRANSLATION
                                     SHARES      AMOUNT     CAPITAL      EARNINGS     STOCK      ADJUSTMENT       TOTAL
                                   ---------     ------    ----------   ----------   --------    -----------    ----------
Balance at December 31, 1996       1,895,322     $1,915    $4,637,706   $3,689,681   ($48,788)     ($9,164)     $8,271,350

Realized loss on translation
  adjustment                             -          -             -            -          -          9,164           9,164

Net loss                                 -                                (677,530)       -            -          (677,530)
                                   ---------     ------    ----------   ----------   --------      -------      ----------
Balance at June 30, 1997           1,895,322     $1,915    $4,637,706   $3,012,151   ($48,788)     $   -        $7,602,984
                                   =========     ======    ==========   ==========   ========      =======      ==========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          1997          1996
                                                      ----------     ----------
Cash flows from operating activities:
  Net loss                                            $ (677,530)    $ (108,978)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                        244,305        221,137
    Increase in inventory valuation reserve              125,000            -
     Write-off of inventory                              340,000            -
     Realized loss on translation adjustment               9,164            -
     Changes in assets and liabilities affecting
      cash flows from operating activities:
       Accounts receivable                              (189,687)      (269,881)
       Inventories                                      (190,507)      (151,368)
       Prepaid expenses and other current assets          (5,766)        48,057
       Increase in due to shareholder, net                   -         (373,677)
       Other assets                                        9,957         69,507
       Accounts payable                                  (62,958)        (4,983)
       Accrued expenses                                   (6,740)    (1,374,534)
       Income tax payable                                (23,492)           -
                                                      ----------     ----------
    Net cash used in operating activities               (428,254)    (1,944,720)
                                                      ----------     ----------
Cash flows from investing activities:
  Decrease in short term investments                     504,000            -
  Decrease in restricted cash                                -        6,732,597
  Additions to property, plant and equipment             (84,852)      (300,971)
  Increase in notes receivable                            (6,800)        (2,165)
                                                      ----------     ----------
    Net cash provided by financing activities            412,348      6,429,461
                                                      ----------     ----------
Cash flows used in financing activities:
  Repayment of long-term debt                            (76,395)    (3,647,611)
                                                      ----------     ----------
Net increase (decrease) in cash                          (92,301)       837,130
Cash and equivalents at beginning of year                946,490        785,490
                                                      ----------     ----------
Cash and equivalents at end of period                 $  854,189     $1,622,620
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These interim consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

Set forth below is the movement of the inventory valuation allowance for the six months ended June 30, 1997:

               DESCRIPTION                              AMOUNT
               -----------                              ------
         Beginning balance, January 1, 1997           $ 420,000

         Charges (Puerto Rico operation)                125,000

         Write downs (South Florida operation)         (170,000)
                                                      ---------
         Ending balance, June 30, 1997                $ 375,000
                                                      =========

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

At June 30, 1997 and December 31, 1996, notes receivable included the following:

          DESCRIPTION                           1997          1996
----------------------------------            --------      --------
Note receivable from Altec                    $301,621      $301,621

10% note, due October 1996,
 collateralized by real property                26,331        26,331

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1997)          58,031        51,230
                                              --------      --------
                                              $385,983      $379,182
                                              ========      ========

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 1997 and December 31, 1996 property and equipment consisted of the following:

           DESCRIPTION                    1997           1996
 ---------------------------------     ----------     ----------
 Land and land improvements            $  859,380     $  859,380
 Buildings                                448,968        448,968
 Equipment and fixtures                 1,498,319      1,445,545
 Transportation equipment                 747,179        728,831
 Stock Plants                              97,277         97,277
 Leasehold improvements                 1,858,756      1,845,026
                                       ----------     ----------
                                        5,509,879      5,425,027
 Less accumulated depreciation and
  amortization                         (1,804,686)    (1,560,381)
                                       ----------     ----------
                                       $3,705,193     $3,864,646
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

b)       OTHER CASH FLOW TRANSACTIONS

         Other cash flow transactions for the six months ended June 30, 1997 and 1996, include interest payments amounting to approximately $40,500 and $1,474,447 (of which $1,411,296 represents the accrued interest regarding a settlement agreement with the Company's former principal lender) respectively. Income tax payments for the six months ended June 30, 1997 amounted to approximately $23,500.

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

On October 31, 1996, the Company entered into an agreement with Cali Orchids, Inc. ("Cali"), a Puerto Rico based grower of orchids, bromeliads, anthuriums, poincettias and ornamental foliage, to purchase certain assets of Cali, including its live goods inventory and inventory of pots, peat, soil, chemical and fertilizers. The purchase price was approximately $190,000 and the transaction was closed on January 1, 1997. The agreement also provided for the leasing of Cali's facilities (13 acres) and equipment for a five year term (subject to two additional five year renewals) and the hiring of Cali's President as a general manager for the Company's new location.

The Company's operations in Puerto Rico include Margo Nursery Farms, Inc. (a Florida corporation), Margo Landscaping and Design, Inc., Margo Garden Products, Inc., and Rain Forest Products Group, Inc. (all Puerto Rico corporations).

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

Prior to April 1, 1997, Margo Landscaping and Design, Inc. ("Margo Landscaping"), provided landscaping services to customers in Puerto Rico and the Caribbean. Margo Landscaping was also engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Margo Landscaping is a wholesaler for Monsanto Corporation's Solaris Group which includes the Ortho, Roundup and Greensweep product lines (chemicals and pesticides). It is also the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products, as well as Milorganite for Puerto Rico and the Caribbean.

Effective April 1, 1997, the Company reorganized its landscaping and hard goods business. Pursuant to the reorganization, the landscaping business previously conducted by Margo Landscaping was transferred to a new subsidiary that changed its name to "Margo Landscaping and Design, Inc." and Margo Landscaping changed its name to "Margo Garden Products, Inc." and will henceforth conduct the Company's hard good business. The reorganization was directed at separating those activities (landscaping) that are entitled to certain beneficial tax treatments under the Puerto Rico Agricultural Incentives Act from those (sale of hard goods) that are not entitled to such benefits.

Rain Forest Products Group, Inc. ("Rain Forest") commenced operations in April 1996. It is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Margo Landscaping. The Company has been granted a tax exemption grant from the Government of Puerto Rico for the operations of Rain Forest. The grant includes a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes for a period of 15 years, commencing January 1, 1997.

SOUTH FLORIDA OPERATIONS

The South Florida operation is conducted through Margo Bay Farms, Inc.("Bay Farms") at a 71 acre nursery farm located approximately 20 miles south of Miami, Florida. In August 1992, substantially all of the Company's facilities in South Florida were destroyed by Hurricane Andrew. During 1993 and 1994, the Company rebuilt a portion of its facilities. Approximately 20 acres are currently in production. Bay Farms resumed sales during 1994. However, due to the significant competition in South Florida, it has not been able to achieve adequate sales levels and profitability through June 30, 1997. See "FUTURE OPERATIONS" herein.

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

Historically, the Company has obtained better margins in Puerto Rico because of the variety and quality of its inventory. The Company believes that it can continue to increase its sales and margins by investing in more sophisticated facilities and by controlling the size and variety of its inventory.

Effective January 1, 1997, the Company leased a 13 acre facility in the town of Barranquitas, Puerto Rico, which includes approximately 110,000 square feet of enclosed bench space for production of orchids, bromeliads, anthuriums, poincettias and other ornamental and flowering plants. The Company believes that the lease of this additional space will allow it to supply its customers with a more complete product mix, thus increasing the Company's sales.

At June 30, 1997, Margo Landscaping had sufficient landscaping projects in the pipeline to maintain operations through early 1998. Among the landscaping projects that were in process is a contract with a local construction company to landscape a new U.S. Coast Guard Housing Project located in Bayamon, Puerto Rico for approximately $645,000.

The sale of hard goods through Margo Garden Products, Inc. will continue representing an increasing proportion of the Company's overall sales. The distribution of the Solaris product line (a Puerto Rico division of the Monsanto Company), Sunniland Corporation's fertilizer and pesticides products, together with Italian terracotta and plastic pottery, and all planting media related products (bagged potting soil, peat moss, cypress mulch, etc) should continue to provide increased sales. During late 1996 and early 1997, the Company became a distributor of additional product lines which will complement its lawn and garden products in order to provide a more complete mix of products to mass merchandisers, retail chains, garden centers, supermarkets and landscapers.

Rain Forest is presently engaged in the manufacturing and distribution of potting soils, professional growing mixes, peat moss, mulch and aggregates under its trade name of Rain Forest, throughout Puerto Rico and the Caribbean. These products should also provide the Company with increased sales during 1997.

The Company's South Florida operations through Bay Farms have continued to incur operating losses since resuming sales in 1994. It has not been able to obtain adequate sales levels sufficient to make the operation feasible due to the strong competition in South Florida. Based on the foregoing, at December 31, 1996 the Company's Board of Directors requested management to review the continued viability of this operation with the goal of making a final determination during 1997 whether this operation should be closed and the related assets disposed of.

During 1997, after a review of past and present performance of the South Florida operation, and in view of the strong competition, the Company has determined to recommend to the Board the closing of operations on or before September 30, 1997. In connection with such determination, the Company has taken a charge of approximately $340,000 to cost of sales during the second quarter of 1997, thereby writting down the carring value of the South Florida inventory to approximately $77,000. See "Results of Operations for the Six Months and Second Quarters ended June 30, 1997 and 1996 - Gross Profits" herein.

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED JUNE 30, 1997 AND 1996

During the first six months of 1997, the Company incurred a net loss of approximately $678,000, or $.36 per share, compared to net loss of $109,000, or $.06 for the same period in 1996.

For the quarter ended June 30, 1997, the Company incurred a net loss of approximately $718,000, or $0.38 per share, compared to a net loss of $164,000 for the same period in 1996, or $0.09 per share.

The increase in net losses for the six months, as well as the quarter ended June 30, 1997, when compared to the same periods in 1996, is principally due to a significant decrease in gross profit, as discussed below.

SALES

The Company's consolidated net sales for the first six months of 1997 were approximately $3,726,000, compared to $3,139,000 for the same period in 1996, or an increase of 19%. The increase in sales for 1997 when compared to 1996, is principally due to a significant increase in sales of landscaping services, which increased by 150% ($977,000 in 1997 vs. $391,000 in 1996).

Consolidated net sales for the second quarter of 1997 were approximately $1,866,000, compared to $1,743,000 for the same period in 1996, or an increae of 7%. The increase in sales for the second quarter of 1997 when compared to the same period in 1996 is also due to increased sales of landscaping services, which increased by 97% ($470,000 in 1997 vs. $239,000 in 1996).

GROSS PROFITS

The Company's gross profit for the first six months of 1997 was 17%, compared to 40% for the same period in 1996, or a decrease of 23%. Gross profit for the second quarter of 1997 was 2%, compared to 39% for the same period in 1996, or a decrease of 37%.

The overall decrease in gross profit experienced by the Company during the first six months as well as the second quarter of 1997, when compared to the same periods in 1996, is principally due to significant charges to cost of sales, recorded during the second quarter of 1997, including the anticipated closing of the South Florida operation.

Regarding the South Florida operation, during the second quarter of 1997, the Company charged approximately $340,000 to cost of sales (in addition to $170,000 which had been previously included in the inventory valuation reserve at December 31, 1996) representing a substantial write down of inventory at this location. The write down of this inventory resulted from the Company's review of the continued viability of the operation, which included overproduction of plant material with substantial storage and maintenance costs. Inventory balance at the South Florida operation, at June 30, 1997, after the write down, amounted to approximately $77,000. Inventory on hand at the Company's South Florida location will be sold and or disposed of at substantially reduced sales prices, in order to close this operation on or before September 30, 1997.

Charges to cost of sales also include an increase in the Puerto Rico inventory valuation reserve of $125,000, resulting from increased storage and maintenance costs of remaining plant material incurred in connection with various sales contracts, as well as delays in the commencement of certain landscaping projects. In addition to the fact that plant material with increased storage and maintenance costs result in significant lower gross profit when sold, the remaining plant material on hand requires additional monthly provisions to the inventory valuation reserve, which further reduces gross profit as the provisions are charged to cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General, and Adminitrative Expenses ("SG&A") were approximately $1,300,000 and $1,025,000 for the first six months of 1997 and 1996 respectively. This represented a 27% increase in dollar terms and a 2.2% increase over 1996 as a percentage of sales. The increase in SG&A for the first six months of 1997 when compared to the same period in 1996 is due principally to higher payroll costs, increases in repairs and maintenance of landscaping equipment as well as an accrual for legal and other professional services recorded during the second quarter of 1997, in connection with the proposed reorganization of the Company.

SG&A for the second quarter of 1997 was approximately $735,000 compared to $524,000 for the same period in 1996. This represented a 40% increase in dollar terms and a 9.4% increase over 1996 as a percentage of sales. This sharp increase in SG&A for the second quarter of 1997 is due to the increases previously mentioned for the first six months of 1997.

OTHER INCOME AND EXPENSES

Decreases in interest income, interest expense as well as litigation expense (and related litigation settlement) for the first six months and second quarter ended June 30, 1997, when compared to the same periods in 1996, are due to the settlement of litigation with the Company's former principal lender in May 1996. Decreases in interest income as well as interest expense result from the application of restricted cash (in escrow through May 1996) used for the payment of principal and interest on the outstanding loans, subject of the litigation. Accordingly, other income and expenses for the first six months of 1997 principally reflect interest income and interest expense regarding the Company's investments and debt other than those related to the settlement of litigation.

FINANCIAL CONDITION

The Company's financial condition at June 30, 1997 remains comparable with that of December 31, 1996. The Company's current ratio continues strong with a ratio of 3.1 to 1 at June 30, 1997, and 3.4 to 1 at December 31, 1996.

At June 30, 1997 the Company had cash of $854,000 and short term investments of $500,000, compared to cash of $946,000 and short terms investments of $1,004,000 at December 31, 1996. The decrease in cash and short term investments at June 30, 1997 is principally due to a cash outflow from operations of approximately $428,000, additions to property plant and equipment of $85,000 and repayment of long term debt of $76,000.

Except for a small decrease in accounts payable and long term debt, the Company's liabilities at June 30, 1997 remain comparable to those at December 31, 1996. The Company's debt to equity ratio as of both balance sheet dates remains at 26%, despite the Company's loss for the six months ended June 30, 1997.

Stockholders equity at June 30, 1997 decreased due to the net loss incurred during the first six months of 1997. There were no dividends declared nor issurance of capital stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

         The Company is currently considering a corporate reorganization to accomplish two goals: (i) creating a holding company form of organizational structure and (ii) reincorporating from a Florida corporation to a Puerto Rico corporation.

         The reincorporation would be accomplished by the merger of the Company into an indirect wholly-owned subsidiary incorporated under the laws of the Commonwealth of Puerto Rico. A holding company structure generally would allow for and accommodate future growth from internal operations, acquisitions or joint ventures, broaden the alternative for future financing and provides for greater administrative and operational flexibility and tax planning. The reincorporation as a Puerto Rico corporation is consistent with the fact that the Company's principal executive offices and principal operations are located in Puerto Rico. Reincorporation as a Puerto Rico corporation could also eliminate possible double taxation for the Company as a result of the recent amendments to Section 936 of the Internal Revenue Code.

         If the proposed reorganization is effected, each share of Common Stock of the Company will be deemed to be exchanged for one share of the Common Stock of the new holding company that will have identical rights and limitations, except that the new holding company will be a Puerto Rico corporation rather than a Florida corporation. Under the Florida Business Corporation Act, stockholder approval for the reorganization is not required, and, therefore, will not be sought and appraisal rights will not be available to stockholders.

         The proposed reorganization is subject to the approval of the Board of Directors of the Company. If approved, the reorganization is scheduled to become effective on or about September 30, 1997. If effected, the Company will file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the effective date of the reorganization.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             27     FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1997:

             (i) Form 8-K dated July 2, 1997, reporting under Item 4, a change in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARGO NURSERY FARMS, INC.

Date:  AUGUST 14, 1997              BY: /s/ MICHAEL J. SPECTOR
                                        ----------------------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date:  AUGUST 14, 1997              BY: /s/ ALFONSO ORTEGA
                                        ----------------------------------------
                                        Alfonso Ortega
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

  27      Financial Data Schedule (for SEC use only).