Form 10-Q
period 1997-09-30
MARGO NURSERY FARMS INC
filed 1997-11-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended SEPTEMBER 30, 1997

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

                          YES    X       NO ___

The registrant had 1,895,322 shares of common stock, $.001 par value, outstanding as of November 14, 1997.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                     PART I

                                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        4

          Consolidated Statements of Operations              5

          Consolidated Statement of Shareholders'
           Equity                                            6

          Consolidated Statements of Cash Flows              7

          Notes to Consolidated Financial Statements         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             12

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                  19

ITEM 2.  CHANGES IN SECURITIES                              19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                    19
          OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   20


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


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                    ASSETS

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              1997          1996
                                                          -------------  ------------
                                                           (UNAUDITED)    (AUDITED)
Current assets:
  Cash and equivalents                                     $ 1,334,809  $   946,490
  Short term investments                                       500,000    1,004,000
  Accounts receivable, net                                   1,003,006    1,007,947
  Inventories                                                2,497,841    2,737,109
  Prepaid expenses and other current assets                     99,457      116,036
                                                           -----------  -----------

    Total current assets                                     5,435,113    5,811,582

Property and equipment, net                                  2,951,244    3,864,646
Due from shareholder                                           273,652      273,652
Notes receivable                                               385,983      379,182
Other assets                                                    58,794       67,149
                                                           -----------  -----------
    Total assets                                           $ 9,104,786  $10,396,211
                                                           ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                   $   169,876  $   118,085
  Notes payable                                                500,000      500,000
  Accounts payable                                             482,987      630,572
  Accrued expenses                                             152,239      425,634
  Income tax payable                                              -          23,492
                                                           -----------  -----------
    Total current liabilities                                1,305,102    1,697,783

Long-term debt                                                 263,639      427,078
                                                           -----------  -----------
    Total liabilities                                        1,568,741    2,124,861
                                                           -----------  -----------
Commitments and contingencies                                     -            -

Shareholders' equity:
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,895,322 shares outstanding                               1,915        1,915
 Additional paid-in capital                                  4,637,706    4,637,706
 Retained earnings                                           2,945,212    3,689,681
 Treasury stock, 19,800 common shares, at cost                 (48,788)     (48,788)
 Foreign currency translation loss                                -          (9,164)
                                                           -----------  -----------
    Total shareholders' equity                               7,536,045    8,271,350
                                                           -----------  -----------
    Total liabilities and shareholders' equity             $ 9,104,786  $10,396,211
                                                           ===========  ===========


          See accompanying notes to consolidated financial statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods ended September 30, 1997 and 1996
                                   (Unaudited)

                                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------   -------------------------------
                                                              1997         1996                  1997         1996
                                                           ----------   ----------            ----------   ----------
         Net sales                                         $1,355,690   $1,457,491            $5,081,715   $4,596,423

         Cost of sales                                      1,111,651      909,879             4,204,612    2,790,636
                                                           ----------   ----------            ----------   ----------
          Gross profit                                        244,039      547,612               877,103    1,805,787

         Selling, general and administrative expenses         724,999      558,597             2,024,910    1,583,765
                                                           ----------   ----------            ----------   ----------
             Income (loss) from operations                   (480,960)     (10,985)           (1,147,807)     222,022
                                                           ----------   ----------            ----------   ----------
         Other income (expense):
           Interest income                                     15,852       24,010                51,645      214,874
           Interest expense                                   (19,821)     (17,059)              (59,708)    (184,774)
           Litigation income (expense)                           -           3,369                  -         (89,889)
           Litigation settlement                                 -            -                     -        (302,884)
           Gain on sale of land                               402,257         -                  402,257         -
           Miscellaneous income (expense)                      15,733        1,327                 9,144       32,335
                                                           ----------   ----------            ----------   ----------
                                                              414,021       11,647               403,338     (330,338)
                                                           ----------   ----------            ----------   ----------

         Income (loss) before provision for income tax        (66,939)         662              (744,469)    (108,316)

         Income tax provision                                    -            -                     -            -
                                                           ----------   ----------            ----------   -------
         Net loss                                          $  (66,939)  $      662            $ (744,469)  $ (108,316)
                                                           ==========   ==========            ==========   ==========
         Net loss per common share                             $ (.04)      $  .00                $ (.39)      $ (.06)
                                                           ==========   ==========            ==========   ==========
         Weighted average number of common shares           1,895,322    1,895,322             1,895,322    1,895,322
                                                           ==========   ==========            ==========   ==========



          See accompanying notes to consolidated financial statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 1997
                                   (Unaudited)

                                        COMMON       COMMON    ADDITIONAL                              CUMULATIVE
                                        STOCK        STOCK      PAID-IN      RETAINED       TREASURY   TRANSLATION
                                        SHARES       AMOUNT     CAPITAL       EARNINGS       STOCK      ADJUSTMENT        TOTAL
                                      ---------      ------    ----------    ----------     -------    -----------       -------

Balance at December 31, 1996          1,895,322      $1,915    $4,637,706    $3,689,681    ($ 48,788)    ($  9,164)    $8,271,350

Realized loss on translation
  adjustment                               -           -             -             -            -            9,164          9,164

Net loss                                   -                                   (744,469)        -        $    -          (744,469)
                                      ---------      ------    ----------    ----------    ---------     ---------     ----------
Balance at September 30, 1997         1,895,322      $1,915    $4,637,706    $2,945,212    ($ 48,788)    $    -        $7,536,045
                                      =========      ======    ==========    ==========     ========     =========     ==========



          See accompanying notes to consolidated financial statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                            1997                       1996
                                                                         -----------                  -------

Cash flows from operating activities:
  Net loss                                                                $ (744,469)             $ (108,316)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                            362,961                 341,603
    Increase in inventory valuation reserve                                  158,000                    -
    Write-off of inventory                                                   340,000                    -
    Gain on sale of land                                                    (402,257)                   -
    Realized loss on translation adjustment                                    9,164                    -
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                                      4,941                (381,597)
      Inventories                                                           (258,733)               (374,134)
      Prepaid expenses and other current assets                               16,579                  64,561
      Increase in due to shareholder, net                                       -                   (357,613)
      Other assets                                                             8,355                  76,546
      Accounts payable                                                      (147,585)                 (3,004)
      Accrued expenses                                                       (17,601)             (1,392,138)
      Income tax payable                                                     (23,492)                   -
                                                                          -----------             ----------
    Net cash used in operating activities                                   (694,137)             (2,134,092)
                                                                          ----------              ----------
Cash flows from investing activities:
  Decrease (increase) in short term investments                              504,000                (500,000)
  Decrease in restricted cash                                                   -                  6,732,597
  Additions to property, plant and equipment                                 (87,708)               (449,761)
  Proceeds from sale of land                                                 784,612                    -
  Increase in notes receivable                                                (6,800)                   (333)
                                                                          ----------              ----------
    Net cash provided by financing activities                              1,194,104               5,782,503
                                                                          ----------              ----------
Cash flows used in financing activities:
  Repayment of long-term debt                                               (111,648)             (3,676,891)
                                                                          ----------              ----------
Net increase (decrease) in cash                                              388,319                 (28,480)
Effect of change in exchange rates on cash                                      -                        225
Cash and equivalents at beginning of year                                    946,490                 785,490
                                                                          ----------              ----------
Cash and equivalents at end of period                                     $1,334,809              $  757,235
                                                                                          ==========              ==========


          See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

Set forth below is the movement of the inventory valuation allowance for the nine months ended September 30, 1997:

               DESCRIPTION                         AMOUNT

         Beginning balance, January 1, 1997           $ 420,000

         Charges (Puerto Rico operation)                158,000

         Write downs ($170,000 at the South
           Florida operation)                          (318,000)

         Ending balance, September 30, 1997           $ 260,000
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

At September 30, 1997 and December 31, 1996, notes receivable included the following:

          DESCRIPTION                              1997          1996
----------------------------------               --------      ------

Note receivable from Altec                       $301,621     $301,621

10% note, due October 1996,

 collateralized by real property                   26,331       26,331

8% notes, due on demand, personally
 guaranteed by various Company personnel
 (no collections are expected in 1997)             58,031       51,230
                                                 --------     --------


                                                 $385,983     $379,182
                                                 ========     ========

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 1997 and December 31, 1996 property and equipment consisted of the following:

           DESCRIPTION                   1997         1996
 ---------------------------------    ----------    -------

 Land and land improvements           $  315,400  $  859,380
 Buildings                               407,659     448,968
 Equipment and fixtures                1,499,175   1,445,545
 Transportation equipment                747,179     728,831
 Stock Plants                               -         97,277
 Leasehold improvements                1,860,755   1,845,026
                                      ----------  ----------
                                       4,830,168   5,425,027

 Less accumulated depreciation and
  amortization                        (1,878,924) (1,560,381)
                                      ----------  ----------
                                      $2,951,244  $3,864,646
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

NOTE 6 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a)       NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the nine months ended September 30, 1997, the Company wrote off stock plants with a cost of $97,277 and a book value of $72,140. The write off was charged to an accrual made as of December 31, 1996 for the possible impairment of assets at the Company's South Florida location. In addition, the remaining balance of this accrual at September 30, 1997, amounting to $183,654 was included in the determination of the gain of land sold at the South Florida location.

         During the nine months ended September 30, 1996, the Company acquired a residence (previously leased by the Company) from a partnership, whose partners included among others, the Company's major shareholders. The purchase price of the residence, based on an appraisal prepared by an independent certified real estate appraiser, amounted to $220,800. As part of the acquisition, the Company assumed a commercial loan amounting to $87,789, owed by the partnership, recorded an account payable to the Company's major shareholders amounting to $66,506, and applied $57,562 and $8,943 to the principal and interest, respectively, of a note receivable owed by a consultant to the Company (who was also a shareholder in the partnership).

b)       OTHER CASH FLOW TRANSACTIONS

         Other cash flow transactions for the nine months ended September 30, 1997 and 1996, include interest payments amounting to approximately $60,300 and $1,474,447 (of which $1,411,296 represents the accrued interest regarding a settlement agreement with the Company's former principal lender) respectively. Income tax payments for the nine months ended September 30, 1997 amounted to approximately $23,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Margo Nursery Farms, Inc. and its subsidiaries, (collectively, the "Company") are primarily engaged in the business of growing and distributing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, sales of lawn and garden products and also provides landscaping design and installation services.

PRINCIPAL OPERATIONS:

The Company's business is currently conducted at two locations in Puerto Rico. Effective September 30, 1997 the Company closed its operation in South Florida. These operations are described below:

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

Rain Forest Products Group, Inc. ("Rain Forest") commenced operations in April 1996. It is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Margo Garden Products, Inc. The Company has been granted a tax exemption grant from the Government of Puerto Rico for the operations of Rain Forest. The grant includes a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes for a period of 15 years, commencing January 1, 1997.

SOUTH FLORIDA OPERATIONS

The Company's South Florida operations conducted through Margo Bay Farms, Inc. have continued to incur operating losses since resuming sales in 1994. It has not been able to obtain adequate sales levels sufficient to make the operation feasible due to the strong competition in South Florida. Based on the foregoing, at December 31, 1996 the Company's Board of Directors requested management to review the continued viability of this operation with the goal of making a final determination during 1997 whether this operation should be closed and the related assets disposed of.

On August 15, 1997, after a review of past and present performance of the South Florida operation, and in view of the strong competition in that market, the Board determined to close the South Florida operations effective September 30, 1997. In connection with such determination, the Company took a charge of approximately $340,000 to cost of sales during the second quarter of 1997, thereby writing down the carrying value of the South Florida inventory and incurred approximately $125,000 in closing costs during the third quarter of 1997.

On September 29, 1997, the Company sold its 54 acre farm in South Florida for $800,000 cash and realized a gain of approximately $402,000 on the sale. The Company owns another 20 acre farm in South Florida, for which it has also received an offer to purchase. The Company is in process of negotiating the terms and conditions for this sale, which is expected to occur before December 31, 1997. Refer to "Results of Operations for the Nine Months and Third Quarters ended September 30, 1997 and 1996" herein.

FUTURE OPERATIONS:

The Company will continue to concentrate its economic and managerial resources in expanding its operations in Puerto Rico. The Company's Board of Directors has concluded that these operations present the Company's most attractive opportunities for the future. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region, as well as to explore the possibility of diversifying into other activities in Puerto Rico, including but not limited to, real estate development.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

During the nine months ended September 30, 1997, the Company incurred a net loss of approximately $744,000, or $.39 per share, compared to net loss of $108,000, or $.06 for the same period in 1996.

For the quarter ended September 30, 1997, the Company incurred a net loss of approximately $67,000, or $0.04 per share, compared to net income of $1,000 for the same period in 1996, or $0.00 per share.

The increase in net losses for the nine months, as well as the quarter ended September 30, 1997, when compared to the same periods in 1996, is principally due to a significant decrease in gross profit and an increase in administrative expenses, arising in part, from the closing of operations in South Florida. These increases in costs were offset in part, by a gain on the sale of land in South Florida.

SALES

The Company's consolidated net sales for the nine months ended September 30, 1997 were approximately $5,082,000, compared to $4,596,000 for the same period in 1996, or an increase of 10.5%. The increase in sales for 1997 when compared to 1996, is principally due to a significant increase in sales of landscaping services, which increased by 100% ($1,308,000 in 1997 vs. $654,000 in 1996).
However, sales of plant material for the nine months, ended September 30, 1997 decreased by 7% when compared to the same period in 1996 ($2,440,000 in 1997 vs. $2,629,000 in 1996).

Consolidated net sales for the third quarter of 1997 were approximately $1,356,000, compared to $1,457,000 for the same period in 1996, or a decrease of 7%. The decrease in sales for the third quarter of 1997 when compared to the same period in 1996 is principally due to a reduction in sales of plant material of 23% ($630,000 in 1997 vs. $815,000 in 1996). The decrease in sales of plant material during the third quarter of 1997 was principally due to a reduction in sales volume to various retail chain stores in Puerto Rico.

GROSS PROFITS

The Company's gross profit for the nine months ended September 30, 1997 was 17%, compared to 39% for the same period in 1996, or a decrease of 22%. Gross profit for the third quarter of 1997 was 18%, compared to 38% for the same period in 1996, or a decrease of 20%.

The overall decrease in gross profit experienced by the Company during the nine months as well as the third quarter ended September 30, 1997, when compared to the same periods in 1996, is due to significant charges to cost of sales, including the closing of the South Florida operation.

Regarding the South Florida operation, during the second quarter of 1997, the Company charged approximately $340,000 to cost of sales (in addition to $170,000 which had been previously included in the inventory valuation reserve at December 31, 1996) representing a substantial write down of inventory at this location. The write down of this inventory resulted from the Company's review of the continued viability of the operation, which included overproduction of plant material with substantial storage and maintenance costs. Sales of remaining inventory during the third quarter of 1997 yielded only marginal gross profits, in view of the fact that the Company's intention was to dispose of the inventory by September 30, 1997 in order to close the operation.

Charges to cost of sales for the nine months ended September 30, 1997 also include an increase in the Puerto Rico inventory valuation reserve of $158,000 (of which $33,000 were reserved during the third quarter of 1997), arising from increased storage and maintenance costs of remaining plant material incurred in connection with various sales contracts, as well as delays in the commencement of certain landscaping projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General, and Administrative Expenses ("SG&A") were approximately $2,025,000 and $1,584,000 for the nine months ended September 30, 1997 and 1996 respectively. This represented a 28% increase in dollar terms and a 5% increase over 1996 as a percentage of sales. The increase in SG&A for the nine months ended September 30, 1997 when compared to the same period in 1996 is due principally to higher payroll costs, increases in repairs and maintenance of landscaping equipment as well as an accrual for legal and other professional services recorded during the second and third quarters of 1997, in connection with the proposed reincorporation of the Company. In addition to the above increases, during the third quarter of 1997, certain costs associated with the closing of the South Florida operation were expensed as SG&A (approximately $125,000).

SG&A for the third quarter of 1997 was approximately $725,000 compared to $559,000 for the same period in 1996. This represented a 30% increase in dollar terms and a 15% increase over 1996 as a percentage of sales. This sharp increase in SG&A for the third quarter of 1997 is due to the increases previously mentioned for the nine months ended September 30, 1997.

OTHER INCOME AND EXPENSES

Decreases in interest income, interest expense as well as litigation expense (and related litigation settlement) for the nine months ended September 30, 1997, when compared to the same period in 1996, are due to the settlement of litigation with the Company's former principal lender in May 1996. Decreases in interest income as well as interest expense result from the application of restricted cash (in escrow through May 1996) used for the payment of principal and interest on the outstanding loans, subject of the litigation. Accordingly, other income and expenses for the nine months ended September 30, 1997 principally reflect interest income and interest expense regarding the Company's investments and debt other than those related to the settlement of litigation.

In connection with the Board of Directors' decision to close the South Florida operation and dispose of its assets, on September 29, 1997, the Company sold a 54 acre nursery farm at this location for $800,000, resulting in a pre-tax gain of approximately $402,000. The gain on the sale of this property was recorded during the third quarter of 1997.

FINANCIAL CONDITION

The Company's financial condition at September 30, 1997 remains comparable with that of December 31, 1996. The Company's current ratio increased to 4.2 to 1 at September 30, 1997, from 3.4 to 1 at December 31, 1996, principally due to decreases in accounts payable, accrued expenses and the proceeds from the sale of land in South Florida.

At September 30, 1997 the Company had cash of $1,335,000 and short term investments of $500,000, compared to cash of $946,000 and short term investments of $1,004,000 at December 31, 1996. The decrease in cash and short term investments at September 30, 1997 is principally due to a cash outflow from operations of approximately $694,000, additions to property plant and equipment of $88,000 and repayment of long term debt of $112,000. These cash outflows were offset by proceeds of $785,000 from the sale of land in South Florida.

As a result of decreases in accounts payable and accrued expenses at September 30, 1997, the Company's debt to equity ratio improved to 21% when compared to 26% at December 31, 1996.

Stockholders equity at September 30, 1997 decreased due to the net loss incurred during the nine month period. There were no dividends declared nor issuance of capital stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITIES HOLDERS

         The Company held its annual meeting of shareholders on August 15, 1997. At this meeting, shareholders were asked to vote on the election of directors and the appointment of Deloitte & Touche LLP as auditors of the Company for the year ended December 31, 1997. The directors of the Company were reelected for an additional one-year term. Quorum at the meeting consisted of 1,857,184 shares, or 98% of 1,895,322 total outstanding common shares. The results of the meeting were as follows:

         1.       ELECTION OF DIRECTORS

NOMINEES                                         FOR       AGAINST  ABSTAIN
--------                                      ---------    -------  -------
Michael A. Rubin                              1,856,784      400       0
Blas R. Ferraiouli                            1,856,784      400       0
Frederick Moss                                1,856,784      400       0
Margaret D. Spector                           1,856,784      400       0
Michael J. Spector                            1,856,784      400       0


         2.       APPOINTMENT OF DELOITTE & TOUCHE LLP AS AUDITORS

                                FOR                 AGAINST             ABSTAIN

                             1,857,184                 0                   0

         There were no broker non-votes with respect to any of the two proposals.

ITEM 5.  OTHER INFORMATION

                  The Company's Board of Directors has called a special meeting of stockholders to be held on December 15, 1997, to vote on a proposal to reincorporate the Company from a Florida corporation to a Puerto Rico corporation.

                  The reincorporation would be accomplished by the merger of the Company into an indirect wholly-owned subsidiary incorporated under the laws of the Commonwealth of Puerto Rico. Reincorporation as a Puerto Rico corporation could eliminate possible double taxation of the Company in the future as a result of the recent amendments to Section 936 of the Internal Revenue Code. The reincorporation as a Puerto Rico corporation is also consistent with the fact that the Company's principal executive offices and principal operations are located in Puerto Rico.

                  If the proposed reincorporation is effected, each share of Common Stock of the Company will be deemed to be exchanged for one share of the Common Stock of the new Puerto Rico company that will have identical rights and limitations, except that the new company will be a Puerto Rico corporation rather than a Florida corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27-FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1997:

             (i) Form 8-K dated July 2, 1997, reporting under Item 4, a change in Registrant's Certifying Accountant.

             (ii)          Form 8-K dated September 30, 1997, reporting under
                           Item 2, the sale of land at the Company's location in South Florida and under Item 5 a proposal to reincorporate the Company as a Puerto Rico corporation.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MARGO NURSERY FARMS, INC.

Date:  NOVEMBER 14, 1997                BY: /S/ MICHAEL J. SPECTOR
      ------------------                --------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  NOVEMBER 14, 1997               BY: /S/ ALFONSO ORTEGA
      ------------------               ----------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX



EXHBIT                         DESCRIPTION
------                         -----------

27                  Financial Data Schedule