Form 10-K
period 1997-12-31
MARGO NURSERY FARMS INC
filed 1998-04-01
CIK 808493

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

FOR THE FISCAL YEAR ENDED                                        COMMISSION FILE
DECEMBER 31, 1997                                                    NO. 0-15336

                            MARGO NURSERY FARMS, INC.
                A PUERTO RICO CORPORATION - I.R.S. NO. 66-0550881

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

                               Yes  X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $1,756,260 based on the last sales price of $2.75 per share on March 13, 1998 and 638,640 shares held by non-affiliates.

The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of March 13, 1998.

================================================================================

                            MARGO NURSERY FARMS, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I

ITEM 1.  BUSINESS.......................................................1

ITEM 2.  PROPERTIES.....................................................9

ITEM 3.  LEGAL PROCEEDINGS.............................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS...........................................11

ITEM 6.  SELECTED FINANCIAL DATA.......................................13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION............................15

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK..........................................................21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...........................21

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........22

ITEM 11.  EXECUTIVE COMPENSATION.......................................24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............28

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K...................................................30

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

CORPORATE REORGANIZATION

     Effective December 31, 1997, after obtaining shareholder approval, the Company changed its jurisdiction of incorporation from Florida to the Commonwealth of Puerto Rico. The reincorporation was accomplished by means of the merger of Margo Nursery Farms, Inc., a Florida corporation ("Old Margo") into a newly created Puerto Rico corporation, Margo Transition Inc. ("New Margo") with New Margo being the surviving corporation of such merger. As part of the merger, New Margo then changed its name to Margo Nursery Farms, Inc., and continued to operate the business previously operated by Old Margo with the same officers and directors. The primary reasons for the reorganization was the phase-out of Section 936 of the Internal Revenue Code of 1986, as amended, which would have subjected Old Margo to U. S. income taxes from its operations in Puerto Rico (see "Income Taxes" under Item 1-"Business" herein) as well as the avoidance of further payment of taxes and franchise fees to the State of Florida, where the Company no longer conducts business.

     Prior to the consummation of the above reincorporation, Margo Bay Farms, Inc., a wholly-owned subsidiary operating in South Florida, was merged with and into Old Margo. Prior to this merger, the Company had closed its South Florida operations due to its lack of profitability, and sold the two nursery farms which comprised its operation (see "South Florida Operations" under Item 1-"Principal Operations" herein).

     Prior to April 1, 1997, Margo Landscaping & Design, Inc. ("Old Landscaping") provided landscaping services to customers in Puerto Rico and the Caribbean. Old Landscaping was also engaged in sales and distribution of lawn and garden products ("hard goods"). Effective April 1, 1997, the Company reorganized its landscaping as well as its hard goods businesses. Pursuant to the reorganization, the landscaping business previously conducted by Old Landscaping was transferred to a new subsidiary that changed its name to Margo Landscaping & Design, Inc. ("Landscaping") and Old Landscaping changed its name to Margo Garden Products, Inc. ("Garden Products") and will henceforth conduct the Company's hard goods business. The reorganization was directed at separating landscaping services from the sales and distribution of hard goods. Landscaping and Garden Products are both wholly-owned Puerto Rico subsidiaries.

PRINCIPAL OPERATIONS

     During 1997 and 1996, the Company conducted operations in the Commonwealth of Puerto Rico ("Puerto Rico") and South Florida. These operations are described below.

PUERTO RICO OPERATIONS

     The Company's operations in Puerto Rico are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Puerto Rico Nursery Farm" herein. The Company's operations in Puerto Rico include Margo Nursery Farms, Inc. (the parent company), Landscaping, Garden Products, and Rain Forest Products Group, Inc. ("Rain Forest"), all Puerto Rico corporations.

     Margo Nursery Farms, Inc., which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. As a bona fide agricultural enterprise, the Company enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico. The Company was also entitled to receive a credit against a portion of federal income taxes under Section 936 of the Internal Revenue Code through December 31, 1997. See "Income Taxes" herein.

      Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

     Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products for Puerto Rico and the Caribbean.

     Rain Forest commenced operations in April 1996. It is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

     On October 31, 1996, the Company entered into an agreement with Cali Orchids, Inc. ("Cali"), a Puerto Rico based grower of orchids, bromeliads, anthuriums, poincettas and ornamental foliage, to purchase certain assets of Cali, including its live goods inventory and inventory of pots, peat, soil, chemical and fertilizers. The purchase price was approximately $190,000 and the transaction was closed on January 1, 1997. The agreement also provided for the leasing of Cali's facilities in the town of Barranquitas (13 acres) and equipment for a five year term (subject to two additional five year renewals) and the hiring of Cali's President as a general manager for the Company's new location.

SOUTH FLORIDA OPERATIONS

     During 1997, the Company's South Florida operation (Margo Bay Farms, Inc.) continued to incur operating losses. Since resuming sales in 1994 (after Hurricane Andrew), the South Florida operation has not been able to obtain adequate sales levels sufficient to make the operation feasible due to the strong competition in South Florida.

     On August 15, 1997, after a review of past and present performance of the South Florida operation, and in view of the strong competition in that market, the Company's Board of Directors determined to close this operation effective September 30, 1997, and dispose of all related assets. On September 29 and November 28, 1997, the Company sold the two nursery farms (a 54 acre and a 20 acre tract) which comprised the Company's operation in South Florida.

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

     The Company's products are either field grown or container grown, depending on the variety of plants and where they are grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Company produces both field and container grown material, as well as bedding plants and hanging baskets.

MARKETING

     The Company's marketing efforts have been primarily directed at customers throughout Puerto Rico and the Caribbean.

     The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company targets construction and government projects which require extensive landscaping. In addition, Margo Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as WalMart, Kmart, Masso Expo, and Pueblo/Xtra) the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 1997, 1996 and 1995, the Company's single largest customer Masso Expo (formerly Builders Square) accounted for approximately 24%, 27%, and 28% , respectively, of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

FINANCIAL INFORMATION RELATING TO PRINCIPAL OPERATIONS

     The following table sets forth information regarding operations at each of the Company's operating locations for the years ended December 31, 1997, 1996 and 1995 as well as information regarding assets by location as of December 31, 1997, 1996 and 1995. The information is provided after the elimination of intercompany transactions.

                                              1997         1996          1995
                                              ----         ----          ----
                                                    (Amounts in 000's)
SALES BY LOCATION:
     South Florida                           $   478      $   471       $   446
     Puerto Rico:
       Plants                                  2,957        3,192         3,093
       Lawn and Garden products                1,390        1,429           940
       Landscaping                             1,724        1,017           455
                                             -------      -------       -------
                                             $ 6,549      $ 6,109       $ 4,934
                                             =======      =======       =======
OPERATING PROFIT (LOSS) BY LOCATION:
     South Florida                           $  (517)     $   (95)      $  (501)
     Puerto Rico                                (722)         102           173
     Netherlands                                   -            -            (5)
                                             -------      -------       -------
                                             $(1,239)     $     7       $  (333)
                                             =======      =======       =======
IDENTIFIABLE ASSETS BY LOCATION:
     South Florida                           $     -      $ 2,370       $ 8,803
     Puerto Rico                               8,952        8,022         6,596
     Netherlands                                  -             4             2
                                             -------      -------       -------
                                             $ 8,952      $10,396       $15,401
                                             =======      =======       =======

TRADE NAMES AND TRADEMARK

     The Company utilizes the Trade Names "Margo Farms" and "Margo Farms Del Caribe", and has registered the name "Margo Farms" as a trademark with the United States Department of Commerce Patent and Trademark Office. In addition, the Company has registered "Margo Farms del Caribe" (as a trade name) and "Rain Forest" (as a trademark) with the Department of State of the Commonwealth of Puerto Rico.

COMPETITION

     At the present time, the Company's sales efforts are primarily focused in Puerto Rico and the Caribbean. Although competition increased slightly during 1997, the Company enjoys a significant advantage over its competitors because it is the largest producer of quality nursery products in Puerto Rico. The Company continues expanding its operations in Puerto Rico. Most of the Company's competitors in Puerto Rico and the Caribbean are small nurseries and landscapers.

SEASONALITY

     The demand for plants in Puerto Rico is year round, with increased demand during spring, late fall and winter.

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

EMPLOYEES

     At December 31, 1997, the Company had 122 full time employees, of which 104 were directly involved in nursery production activities, and 18 in sales, accounting and administration. None of its employees are represented by a union.

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

NATURAL HAZARDS

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of March 13, 1998, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

     The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company's newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. Each of the Company's locations currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

INDUSTRY SEGMENTS

     The Company is primarily engaged in one industry segment, the production and marketing of tropical and flowering plants, the sale of related lawn and garden products and the provision of landscaping services. Certain financial information concerning this industry segment is set forth in Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and in the Company's Consolidated Financial Statements included as
Item 8 to this Annual Report on Form 10-K.

FUTURE OPERATIONS

     The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. The Company's Board of Directors has determined that these operations present the Company's most attractive opportunities for the near future. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region.

     The Company is also exploring the possibility of diversifying into other activities within Puerto Rico, including but not limited to, real estate development. In this regard, during January 1998, the Company incorporated a new subsidiary, Margo Development Corporation. During 1998, the Company will be seeking to acquire options to purchase and/or purchase real estate sites for the development of residential projects in Puerto Rico.

INCOME TAXES

FEDERAL TAXES

     As a Florida corporation, through December 31, 1997, the Company was subject to federal income taxes on its worldwide operations. For U.S. income tax purposes, the Company has elected the benefits of Section 936 ("Section 936") of the Internal Revenue Code ("the "Code"). To qualify under Section 936 in any given taxable year, a corporation must derive for the three-year period immediately preceding the end of such taxable year, (i) 80% or more of it gross income from sources within Puerto Rico and (ii) 75% or more of its gross income from the active conduct of a trade or business in Puerto Rico. For taxable years beginning prior to December 31, 1993, corporations that met certain requirements and elected the benefits of Section 936 ("Section 936 Corporations") were entitled to a credit against their United States corporate income tax for the portion of such tax attributable to (i) income derived from the active conduct of a trade or business within Puerto Rico ("active business income") or from the sale or exchange of substantially all assets used in the active conduct of such trade or business and (ii) qualified possession source investment income ("QPSII"). These benefits were reduced for taxable years commencing after December 31, 1993, as described below.

     The Omnibus Budget Reconciliation Act of 1993 amended various provisions of
Section 936. The amendments (the "OBRA Amendments"), which were generally effective for taxable years beginning after December 31, 1993, permit a taxpayer to compute the tax credit available under Section 936 as under prior law but limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative (the "income credit"), the limit was equal to a fixed percentage of the amount of tax credit allowable under prior law. This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative (the "economic activity method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15% of allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income.

     The Small Business Job Protection Act of 1996 (the "1996 Amendments") enacted into law on August 20, 1996, further amended Section 936 by repealing the income tax credit available under such Section subject to a ten-year grandfather rule applicable only for corporations that were actively conducting a trade or business in Puerto Rico on October 13, 1995 and moving the economic activity credit to a new Section 30A of the Code.

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

     The 1996 Amendments moved the economic activity credit to new Section 30A of the Code which applies for taxable years beginning after December 31, 1995 and before January 1, 2006. The economic activity credit is computed in substantially the same manner as under the prior law, providing a credit equal to the sum of (i) 60% of qualified possession wages as defined in the Code, which includes wages up to 85% of the maximum earnings subject to the OASDI portion of Social Security and plus allocable fringe benefits of up to 15% of qualified possession wages, (ii) a specified percentage of depreciation deductions ranging from 15% to 65%, based on the class life of qualified tangible property and (iii) a portion of the Puerto Rico income taxes paid by a qualified domestic corporation (as defined), up to a 9% effective tax rate. For taxable years beginning after December 31, 2001, the amount of income that would qualify for the economic activity credit under new Section 30A would be subject to a new cap based on the taxpayer's possession income for an average base period ending before October 14, 1995.

     In light of the phase-out of the benefits of Section 936 and new Section 30A, the Company decided to change its jurisdiction of incorporation to Puerto Rico, where it enjoys substantial tax benefits discussed below. As a Puerto Rico corporation, the Company, effective January 1, 1998, will generally only be subject to U.S. income taxation to the extent it is engaged in a trade or business in the United States or receives income from sources in the United States.

PUERTO RICO TAXES

     The Company is also subject to Puerto Rico income taxes from its Puerto Rico operations. Subject to certain limitations, the Company's federal income tax liability is creditable against its Puerto Rico income tax liability.

     The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (Act. No. 225 of December 1, 1995, as amended) provides the Company with a 90% tax exemption for income derived from "bonafide" agricultural activities within Puerto Rico, including sales within and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act defines "bona fide agricultural activity" to include the nursery business. The Act became effective for taxable years commencing on or after December 1, 1995.

     Prior to the adoption of the Agricultural Incentives Act, the Company had obtained a grant of tax exemption from the Puerto Rico government under the Puerto Rico Tax Incentives Act of 1987, granting it an exemption from income tax on 90% of its income derived on the Company's export sales from Puerto Rico. The grant expires in 2002. Due to the benefits of Act. No. 225, the Company is in process of relinquishing the export sales grant.

     Rain Forest obtained a grant of tax exemption for its manufacturing operations from the Puerto Rico Government under the Tax Incentives Act of 1987. The grant provides a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes. The grant is for a period of 15 years, commencing January 1, 1997.

ITEM 2.  PROPERTIES

     During 1997, the Company conducted its operations from nursery facilities located in Puerto Rico and South Florida.

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

     The Puerto Rico facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are officers, directors and the major shareholders of the Company, pursuant to a lease agreement dated as of January 1, 1993. The lease had an initial term of five years subject to one additional renewal term of five years at the option of the Company. During the initial term of the lease, rent is $19,000 per month. During the renewal term, the rent increases to the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000.

     On January 1, 1994, the lease agreement was amended to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal or purchase options for this tract of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company, no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to such parcel as of the date of termination.

     During the years ended December 31, 1997 and 1996, total lease payments to the Spectors amounted to $249,000 per year (not including the monthly payments for the option referred to above).

     Effective January 1, 1997, the Company entered into lease a agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the first year of the initial term of the lease, monthly payments amount to $4,500. During the remaining four years of the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option.

     For the year ended December 31, 1997, total lease payments amounted to $54,000.

SOUTH FLORIDA NURSERY FACILITY

     The Company's original nursery farm was located on a 54 acre parcel, approximately 20 miles southwest of downtown Miami. This facility, including the land, was owned by the Company. The Company also owned an additional 20 acre parcel of land located near its South Florida nursery farm. These facilities were sold during 1997, in connection with the closing of the South Florida operations.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of the Company's management, the pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 15, 1997, the Company held a special meeting of shareholders to consider a proposal to reincorporate the Company as a Puerto Rico corporation pursuant to the merger of Old Margo with and into the Company. The reincorporation proposal was approved and the reincorporation was effective December 31, 1997. The results of the voting were as follows:

                                                                   BROKER
   FOR               AGAINST              ABSTAIN                NON-VOTES
---------            -------              -------                ---------
1,071,833            38,200                1,600                  783,689
=========            ======                =====                  =======

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

     The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 1997 and 1996. The last reported sales price for the Common Stock on March 13, 1998 was $2.75 per share.

                           1997                          1996
                 ------------------------      ------------------------
QUARTER:             HIGH         LOW              HIGH         LOW
--------             ----         ---              ----         ---
First               $3 5/8       $2 1/2           $4 5/8       $2 5/8

Second               3            1 1/2            5            2 3/8

Third                3 3/8        1 3/8            4 1/4        3

Fourth               2 7/8        1 1/2            3 7/8        2 5/8

     There were approximately 86 holders of record of the common stock as of December 31, 1997. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners.

     On February 27, 1998, the Company purchased 20,000 shares of common stock at a cost of $47,500 in connection with the payment of shares to shareholders who exercised their statutory dissenter's rights in connection with the reincorporation of the Company. As of March 13, 1998, the Company had 1,875,332 shares of common stock outstanding.

     The Company did not pay any dividends on its common stock during 1997 or 1996. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

     United States citizens who are non-residents of Puerto Rico may also make such an election, except that notwithstanding the making of such election of the 10% withholding tax will still be made on any dividend distribution unless the individual files with the Company prior to the first distribution date for the taxable year a certificate to the effect that said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, in which case dividend distributions for said year will not be subject to Puerto Rico taxes.

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

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                                                                                     YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------------------------
                                                                    1997          1996          1995          1994          1993
                                                                    ----          ----          ----          ----          ----
Earnings Statement Data:
   Net Sales                                                    $ 6,548,912   $ 6,108,865   $ 4,933,718   $ 3,679,367   $ 2,489,881
   Gross Profit                                                   1,365,335     2,137,340     1,777,358     1,467,202     1,282,636
   Selling, general and administrative expenses                   2,604,106     2,130,114     2,110,380     1,782,840     1,735,929
   Income (loss) from operations                                 (1,238,771)        7,226      (333,022)     (315,638)     (453,293)
   Loss before income tax provision
      extraordinary item and cumulative effect on prior years
      of accounting change                                         (750,534)     (553,722)     (386,334)     (386,798)     (420,280)
   Extraordinary item, net                                                -             -             -             -     4,358,147
   Cumulative effect on prior years of applying new method
      of accounting for income taxes                                      -             -             -             -       899,220
   Net income (loss)                                               (750,534)     (577,214)     (396,334)     (510,798)    4,949,887
   Net income (loss) per common share - basic                         ($.40)        ($.30)        ($.21)        ($.27)        $2.62
   Weighted average number of common shares outstanding           1,895,322     1,895,322     1,895,322     1,895,322     1,892,572

Balance Sheet Data:
   Working capital                                              $ 4,151,894   $ 4,113,799   $ 5,020,099   $ 5,580,916   $ 6,039,687
   Total assets                                                   8,952,088    10,396,211    15,400,582    15,930,657    15,325,420
   Long-term debt                                                   252,883       427,078       354,707       372,424         5,293
   Stockholders' equity                                           7,529,980     8,271,350     8,848,402     9,244,855     9,755,704

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     For the year ended December 31, 1997, the Company incurred a net loss of approximately $751,000, compared to a net loss of $577,000 and $396,000 in 1996 and 1995, respectively. These amounts represent a loss per common share (basic) of $.40, $.30 and $.21 for 1997, 1996 and 1995, respectively.

     As previously mentioned, during 1997 the Company closed its South Florida operation and sold its major assets, represented by two tracts of land. Although the sale of these two properties resulted in a gain of $474,574 for 1997, this gain was more than offset, however, by a loss from operations of $517,000 from the South Florida operation, arising from storage and maintenance costs as well as the write down associated with unsalable inventory and certain other administrative costs related to the closing of the operation.

     Operations in Puerto Rico during 1997 were negatively impacted by two increases in minimum wage effective September 1996 and 1997, both representing an increase of approximately 21% in production, warehouse and shipping, and landscaping labor costs. All of the Company's production costs (including labor) are capitalized as part of inventory. These wage increases combined with storage and maintenance costs of slow moving inventory caused significant provisions to the inventory valuation reserve in Puerto Rico.

     Operations for 1996 and 1995 were also directly affected with storage and maintenance costs of slow moving inventory. In an effort to control production costs allocated to slow moving inventory, the Company has already identified plant varieties that it does not intend to continue producing, in order to focus on high volume varieties with high turnover and profit. In order to satisfy all of its customer needs, the Company will broker from other nurseries those varieties it does not intend to continue growing.

     The Company's operations are also vulnerable to severe weather conditions. Notwithstanding the precautionary measures taken to mitigate physical damage from severe weather conditions, the indirect effects on the consumer, and hence, the local economy, will have an impact an the Company's operations. During September 1996 and 1995, various hurricanes affected Puerto Rico and the Northeast Caribbean. Although Puerto Rico did not receive direct strikes from those hurricanes, tropical storm winds and gusts were experienced, resulting in loss of sales during the fourth quarter of both years.

     The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. However, as of March 13, 1998, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories nor business interruption coverage for its operations. The Company intends to continue to seek to obtain crop insurance and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be successful in obtaining such coverages.

RESULTS OF OPERATIONS

SALES

     Consolidated net sales for the year ended December 31, 1997 were approximately $6,549,000, representing a 7% increase from sales of $6,109,000 in 1996. This increase in sales for 1997 is principally due to increased sales of landscaping services ($1,724,000 in 1997 versus $1,017,000 in 1996). The increase in sales of landscaping services was offset by a decrease in sales of plant material of approximately $235,000. This decrease was due to a reduction in sales to two of the Company's major customers during the third and fourth quarters of 1997.

     Consolidated net sales for the year ended December 31, 1996 were approximately $6,109,000, compared to sales of $4,934,000 for 1995. The increase in sales of 24% for 1996 when compared to 1995, was mainly due to increased sales of lawn and garden products ($1,429,000 in 1996 versus $940,000 in 1995), as well as landscaping services ($1,017,000 in 1996 versus $455,000 in 1995) .

GROSS PROFITS

     The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997       1996      1995
                                                    -----      -----     -----
Net sales.....................................      100.0%     100.0%    100.0%
Cost of sales.................................       79.2       65.0      63.9
                                                    -----      -----     -----
Gross profit..................................       20.8       35.0      36.1
Selling, general and administrative expenses..       39.8       34.9      42.7
                                                    -----      -----     -----
Income (loss) from operations.................      (19.0)        .1      (6.6)
Interest income (expense), net................         -         (.2)       .6
Other income (expenses) - net.................        7.5       (9.0)     (1.8)
Loss before income tax provision..............      (11.5)      (9.1)     (7.8)
Income tax provision..........................       -            .3        .2
                                                    -----      -----     -----
Net loss......................................      (11.5)      (9.4)     (8.0)
                                                    =====      =====     =====

     The table above reflects that consolidated gross profits as a percentage of net sales were approximately 21%, 35%, and 36%, for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company's gross profit for the year ended December 31, 1997 was 21%, compared to 35% for 1996, or a decrease of 14%. The overall decrease in gross profit for 1997 was due to significant charges to cost of sales, including the write down of inventory resulting from the closing of the South Florida operation.

     Regarding the South Florida operations, during the second quarter of 1997, the Company charged approximately $340,000 (in addition to $170,000 previously included in the inventory valuation reserve at December 31, 1996) to cost of sales, representing a substantial write down of inventory at this location.

     Charges to cost of sales during 1997 also included a provision of $250,000 to the Puerto Rico inventory valuation reserve, arising from storage and maintenance costs associated with overproduction and slow moving inventory.

     As previously mentioned, during 1997, the Company experienced the effect of two minimum wage increases of approximately 21%. Production labor comprises approximately 35% of production costs, being the single highest production cost. Selling prices are controlled by the market, and as inventory is sold and its cost expensed, any increase in its components reduces gross profit.

     To a lesser extent, gross profit was also affected during 1997 as a result of decreases in selling prices of lawn and garden products, specifically to large retail chains. Decreases in selling prices were necessary in order for the Company to keep its competitive position in the market.

     Gross profit for 1996 (35%) was adversely affected by provisions to inventory valuation reserves amounting to $150,000 in Puerto Rico and $102,000 in South Florida. The provision in Puerto Rico was principally required due to the maintenance of plant material produced in connection with various sales contracts, as well as delays in the commencement of certain landscaping projects. Gross profit for 1995 (36%) was also adversely affected by a provision to an inventory valuation reserve of $250,000 in South Florida due to overproduction and maintenance of plant material.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses (SG&A) for 1997 were approximately $2,604,000, compared to $2,130,000 in 1996, representing a 22% increase. These increases were again due to minimum wage increases, (specifically in warehouse and shipping), increase in repairs and maintenance, as well as professional fees incurred in connection with the Company's reorganization. In addition to the above, certain costs associated with the closing of the South Florida operation were expensed as SG&A.

     SG&A for 1996 ($2,130,000) when compared to 1995 ($2,110,000) increased by
1%, represented by a mix of small variances.

     SG&A for 1995 ($2,110,000) when compared to 1994 ($1,783,000) increased by
18%, and was directly related to increases in selling, warehousing and shipping expenses as a result of a 34% increase in sales for 1995.

OTHER INCOME AND EXPENSE

     Decreases in interest income, interest expense as well as litigation expense (and related litigation settlement) for 1997, when compared to in 1996, are due to the settlement of litigation with the Company's former principal lender in May 1996. Decreases in interest income as well as interest expense result from the application of restricted cash (in escrow through May
1996) used for the payment of principal and interest on the outstanding loans, subject of the litigation. Accordingly, other income and expenses for 1997 principally reflect interest income and interest expense regarding the Company's investments and debt other than those related to the settlement of litigation.

     Interest income, interest expense and litigation expenses for 1995 represent actual income and expenses incurred in connection with investments, debt and legal fees related to the litigation with the Company's former principal lender in that year.

     During 1997, the Company sold two tracts of land in South Florida at an aggregate gain of $474,574, arising from the Company's decision to close its South Florida operation.

     During 1996, the Company recorded a provision of $250,000 related to the impairment of the assets of the South Florida operations.

FINANCIAL CONDITION

     At December 31, 1997, the Company's financial condition continues favorable, despite the reduction in shareholders' equity as a result of the net loss of $751,000. The Company's current ratio continued strong at December 31, 1997 (4.55 to 1 in 1997 vs. 3.42 to 1 in 1996).

     At December 31, 1997, the Company had cash of $1,230,000 and short term investments of $500,000, compared to cash of $946,500 and short term investments of $1,004,000 at December 31, 1996. The decrease in cash and short term investments at December 31, 1997 is principally due to a cash outflow from operations ($742,000), additions to property and equipment ($110,000) and repayment of long term ($175,000) debt. These cash outflows were offset by the proceeds from the sale of land in South Florida ($813,000).

     As a result of decreases in accounts payable and accrued expenses at December 31, 1997, the Company's debt to equity ratio improved to 19% when compared to 26% at December 31, 1996.

     Stockholders equity decreased at December 31, 1997 when compared to December 31, 1996 due to the net loss incurred during the year. There were no dividends declared nor issuances of capital stock during the year ended December 31, 1997.

INFLATION

     The primary inflationary factors which may affect the Company's results of operations and financial condition are the costs of labor and production materials such as soil, pots, chemicals, fertilizer and plant cuttings. During the last three years, the impact of inflation on the results of operations and financial condition of the Company has been minimal due to the stability of wage rates (except for the increase in minumium wage experienced during 1997) and the availability of production materials from a wide variety of sources.

     The Company does not anticipate that inflation will have a significant effect on its future earnings or financial condition because increases caused by inflation are ordinarily recovered through increases in prices.

YEAR 2000 ISSUE

     The inability of computer hardware and software to recognize and properly process data fields using a four-digit year to define the applicable year is commonly referred to as the "Year 2000 Issue". As the year 2000 approaches, computer systems using a two-digit year data field may be unable to accurately process certain information.

     The Company has completed a preliminary review of evaluating and analyzing its current hardware and software programs and applications. Due to the nature of the Company's operations, management as well as the Company's external consultant both understand that year 2000 compliance will not pose significant operational problems for its computer system.

     While the Company has not initiated formal communications with its suppliers, management also anticipates there will not be any major year 2000 compliance issues with them due to the nature of the Company's operations and due to the fact that the Company does not order or communicate with its suppliers using any computer based information system.

     The Company estimates that the total cost of being year 2000 compliant will not exceed $75,000, and will be funded through operating cash flows. The Company has planned commencing modifications to its computer system during the third quarter of 1998 and anticipates being year 2000 compliant by late September 1999.

     The costs of and completion date on which the Company believes it will be year 2000 compliant are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements and Schedules and the Auditors' Report beginning on page F-1 of this Form 10-K. Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company previously filed a Current Report on Form 8-K dated July 2, 1997, reporting a change in its independent accountants for the year ended December 31, 1997, from the firm of Kaufman, Rossin & Co., P.A. to the firm of Deloitte & Touche LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 13, 1998. The background and experience of these persons are summarized in the paragraphs following the table.

NAME (AGE AT MARCH 13, 1998)                POSITIONS WITH THE COMPANY
----------------------------                --------------------------
Michael J. Spector (51)        Chairman, President, Chief Executive Officer and
                                 Director

Margaret D. Spector (46)       Secretary and Director

Blas R. Ferraiuoli (53)        Director

Frederick D. Moss (69)         Director

Michael A. Rubin (55)          Director

Guillermo Fradera (48)         Vice President - Production

Alfonso Ortega (44)            Vice President, Treasurer and Chief Financial
                                 Officer

Rene Llerandi (38)             Vice President - Marketing

     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

BACKGROUND OF OFFICERS AND DIRECTORS

     Set forth below is a summary of the background of each person who was an officer or director of the Company as of March 13, 1998.

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

     MR. MOSS was elected a director of the Company in 1988 and continues to hold that position. Since 1986, he has been an independent financial consultant in New York City. He has also served as the Chairman of the Board of Trustees of the Cincinnati Stock Exchange since 1989. Mr. Moss is a director of Summit High Yield Fund (mutual fund) and the Summit Energy Market Fund (mutual fund).

     MR. RUBIN was elected a director of the Company in 1995 and continues to hold that position. Mr. Rubin is an attorney engaged in private practice. He has been a partner in the law firm of Michael A. Rubin, P.A., Coral Gables, Florida, for more than the past five years. Mr. Rubin provided legal services to the Company during 1997.

     MR. FRADERA currently serves as the Vice President of Production effective October 1, 1997. Prior to October 1, 1997, he served as Vice President and General Manager of the Company's South Florida operation. He held these positions since December 1989. He joined the Company in 1984 and served as Vice President for Corporate Development from 1987 to 1989.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 1997. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that Michael J. Spector and Margaret D. Spector filed two late reports relating to one transaction, Frederick D. Moss filed three late reports related to two separate transactions and J. Morton Davis filed two late reports related to his becoming a 10% holder.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation of the Company's chief executive officer during each of the three years ended December 31, 1997, 1996 and 1995. No other executive officer of the Company earned more than $100,000 during 1997.

                                           ANNUAL COMPENSATION
         NAME OF INDIVIDUAL AND        -----------------------------        OTHER ANNUAL
       POSITION WITH THE COMPANY                 SALARY       BONUS         COMPENSATION
       -------------------------                 ------       -----         ------------
Michael J. Spector                     1997     $160,000      $    -          $      0
  Chairman, President, Chief           1996      160,000      13,600                 0
  Executive Officer and Director       1995      160,000      13,600                 0

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

     During 1996, Messrs. Ferraiuoli, Moss and Rubin received stock options to acquire 2,500, 2,500 and 5,000 shares of Common Stock, respectively. Each option has an exercise price of $31/8 and expires on August 9, 2006. No options were granted to directors during 1997.

GRANT OF STOCK OPTIONS

     No stock options were granted during the year ended December 31, 1997.

OPTIONS EXERCISED DURING 1997 AND OPTION VALUES AT DECEMBER 31, 1997

     The following table sets information on outstanding options held by the Company's chief executive officer and their value at December 31, 1997. There were no exercises of options during 1997. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at as of December 29, 1997, the last day the common stock traded during 1997.

                                                                 NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                                                    UNDERLYING                         IN-THE-MONEY
                                                                UNEXERCISED OPTIONS                     OPTIONS AT
                               SHARES                               AT 12/31/97                       12/31/97(1)(2)
                              ACQUIRED        VALUE       ------------------------------     ------------------------------
           NAME             ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
           ----             -----------     --------      -----------      -------------     -----------      -------------
  Michael J. Spector(1)          -              -            19,500           18,000             $ -               $ -

------------------
(1)  Includes 7,500 options held by Margaret D. Spector, the wife of Michael J. Spector.
(2)  Based on the last sales price of $1 3/4 per share on December 29, 1997 and an exercise price of $3.16 and $3.44 for 16,000 and 3,500 exercisable options, respectively, and an exercise price of $3.16 and $3.44 for 4,000 and 14,000 of unexercisable options, respectively, all options listed in the above table were out-of-the-money as of December 31, 1997..

EMPLOYMENT CONTRACTS

     The Company does not have any employment contracts with its executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, as of March 13, 1998, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                     SECURITY OWNERSHIP AS OF MARCH 13, 1998

            NAME
(POSITION WITH THE COMPANY)              AMOUNT BENEFICIALLY OWNED(1)       PERCENT OF CLASS(1)
---------------------------              ----------------------------       -------------------
Michael J. Spector                               1,274,182(2)                      66.6%
(Executive Officer and Director)

Margaret D. Spector                              1,274,182(2)                      66.6%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Executive Officer and Director)

J. Morton Davis                                    190,249(3)                      10.1%
D.H. Blair Holdings, Inc.
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Frederick D. Moss (Director)                        13,000(4)                       (7)

Blas Ferraiuoli (Director)                           8,500(4)                       (7)

Michael A. Rubin (Director)                          4,000(5)                       (7)

All Executive Officers and                       1,320,822(6)                      68.3%
Directors as a Group
(8 persons)

--------------------
(1) The percent of class held by each person includes the number of shares of Common Stock the named person(s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 13, 1998 (except in the case of Mr. and Mrs. Spector in which case all shares issuable upon exercise of stock options are included whether or not exercisable within 60 days of March 13, 1998), but does not include shares of Common Stock issuable upon exercise of stock options held by other persons.
(2) Includes 939,394 shares held directly by Mr. Spector and 297,288 shares held by Mrs. Spector. Also includes stock options to acquire 30,000 and 7,500 shares held by Mr Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 189,149 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis and of 1,100 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G dated February 9, 1995, as amended, filed with the Securities and Exchange Commission.
(4) Includes 4,500 shares issuable upon stock options exercisable on or within 60 days of March 13, 1998
(5) Includes 1,000 shares issuable upon stock option exercisable on or within 60 days of March 13, 1998
(6) Includes 37,500 shares issuable upon exercise of stock options granted to Mr. and Mrs. Spector as described in footnote (1) above and 20,100 shares issuable upon exercise of stock options granted to other officers and directors that are exercisable on or within 60 days of March 13, 1998.
(7)  Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMOUNT DUE FROM/TO PRINCIPAL SHAREHOLDER

     In connection with the settlement of the Company's litigation with First Union on May 29, 1996, the Company advanced $340,158 on behalf of Michael J. Spector, which was the portion of the settlement that corresponded to claims made by First Union against Mr. Spector in his individual capacity. This amount was reduced by $66,506 that was due to the shareholder in connection with the purchase of the residence described below under "Purchase of Residence." During 1997, the Company charged Mr. Spector for certain expenses paid on his behalf. Accordingly, at December 31, 1997 and 1996, Mr. Spector owed the Company $291,481 and $273,652, respectively. During March 1998, this receivable was converted into a non-interest bearing note due on March 2001.

LEASE AND OPTION TO PURCHASE PUERTO RICO NURSERY FARM

     Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the Puerto Rico nursery farm. The lease had an initial term of five years and may be renewed for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of (x) $24,000 per month or (y) the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverages and otherwise maintain the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay the Spectors $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000.

     Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for $1,750 per month. The lease terms for this additional tract do not include renewal of purchase options. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company th right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company, no later than March 1, 2001, the amortized value of the leasehold improvements applicable to said parcel as of the date of termination. See "Item 2 - Properties."

PURCHASE OF RESIDENCE

     In August 1990, the Company agreed to lease a residence located in Puerto Rico from a partnership whose partners include Michael J. Spector and Margaret
D. Spector. The lease had an initial term of five years and provided for payments of $2,000 per month for the first year of the lease and $2,500 per month each of the remaining four years. The Company also paid utilities, taxes, insurance, maintenance and repairs on the residence. The Company utilizes the residence to house employees, as well as off island customers.

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

CERTAIN OTHER RELATIONSHIPS

     During 1997 the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   EXHIBIT
   NUMBER                                  DESCRIPTION
   ------                                  -----------
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

(a)(3) EXHIBITS. The Exhibits set forth in the following Index of the Exhibits are filed as a part of this report:

(2)(a) Agreement and Plan of Merger dated November 17, 1997 between Margo Nursery Farms, Inc. and Margo Transition Corp., is incorporated by reference to the Company's Form 8-K dated December 31, 1997.

(2)(b) Articles of Merger of Margo Nursery Farms, Inc. into Margo Transition Corp., dated December 15, 1997, is incorporated by reference to the Company's Form 8-K dated December 31, 1997.

(2)(c) Certificate of Merger of Margo Nursery Farms, Inc., into Margo Transition Corp., dated December 15, 1997 is incorporated by reference to the Company's Form 8-K dated December 31, 1997.

(3)                 Articles of Incorporation and By-Laws:

                    (a) Articles of Incorporation are incorporated by reference to the Company's Form 8-K dated December 23, 1992.

                    (b)  By-Laws as of January 1, 1998 are filed herewith.

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

                    (a) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed April 15,1993:

                         (i) Lease Agreement dated January 1, 1993 between the Company and the Spectors.

                    (b) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed April 15, 1994:

                         (i) First Amendment to Lease Agreement dated January 1, 1994 between the Company and the Spectors.

                    (c) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

   EXHIBIT
   NUMBER                                  DESCRIPTION
   ------                                  -----------
                         (i) Loan Commitment Agreement, dated December 15, 1994
                    between Puerto Rico Farm Credit ACA and the Company.

                    (d) Material Contracts incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                         (i) Wholesale Agreement, dated September 28, 1995,
                    between the Company and Monsanto Puerto Rico, division of Searle & Co.

                    (e) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed April 16, 1996:

                         (i) Deed of Sale, dated February 14, 1996, between S. &
                    P., S. E. and the Company.

                    (f) Material contract incorporated by reference from Form 8-K November 28, 1997

                         (i) Mortgage Note, dated November 28, 1997, in the amount of $475,000

                    (g) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997

                         (i) Lease and Purchase Agreement, dated October 31,
                    1996 among Cali Orchids, Inc. and the Company.

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

                         (iii) Stock Option Agreement, dated August 9, 1996,
                    with Blas Ferraiuoli.

                         (iv) Stock Option Agreement, dated August 9, 1996, with
                    Michael A. Rubin.

                         (v) Stock Option Agreement, dated July 9, 1993, with
                    Fred Moss.

                         (vi) Stock Option Agreement, dated July 9, 1993, with
                    Margaret D. Spector.

                         (vii) Stock Option Agreement, dated July 9, 1993, with
                    Blas Ferraiuoli.

                         (viii) Stock Option Agreement, dated August 9, 1996,
                    with Margaret D. Spector.

                    (h)   Material Contracts filed with this Form 10-K

                          (i) Promissory note of Micheal J. Spector dated
                    as of March 1, 1998.

                          (ii) Second Amendment to lease Agreement dated as of
                    January 1, 1998, between the Company and the Spectors.

(21)                List of Registrant's Subsidiaries (filed herewith)

(27)                Financial Data Schedule (filed herewith)

(b)                 REPORTS ON FORM 8-K.

   EXHIBIT
   NUMBER                                  DESCRIPTION
   ------                                  -----------
                          (i) Form 8-K dated September 30, 1997, reporting under
                    Item 2 "Acquisition or Disposition of Assets" the sale of the Company's 54 acre farm in South Florida and under Item 5 "Other Events" the implementation of a possible reorganization.

                          (ii) Form 8-K dated December 12, 1997, reporting under
                    Item 2 "Acquisition or Disposition of Assets" the sale of the Company's 20 acre farm in South Florida.

                          (iii) Form 8-K dated December 31, 1997, reporting
                    under Item 5 the successful completion of the Company's reincorporation as a Puerto Rico Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1998           By:      /S/ MICHAEL J. SPECTOR
                                    --------------------------------------------
                                          Michael J. Spector, President
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated:  March 30, 1998           By:      /S/ MICHAEL J. SPECTOR
                                    --------------------------------------------
                                          Michael J. Spector, Chairman
                                    of the Board and Chief Executive Officer

Dated:  March 30, 1998           By:      /S/ MARGARET D. SPECTOR
                                    --------------------------------------------
                                              Margaret D. Spector, Director

Dated:  March 30, 1998           By:      /S/ BLAS R. FERRAIUOLI
                                    --------------------------------------------
                                              Blas R. Ferraiuoli, Director

Dated:  March 30, 1998           By:      /S/ MICHAEL A. RUBIN
                                    --------------------------------------------
                                              Michael A. Rubin, Director

Dated:  March 30, 1998           By:      /S/ FREDERICK D. MOSS
                                    --------------------------------------------
                                              Frederick D. Moss, Director

Dated:  March 30, 1998           By:      /S/ ALFONSO A. ORTEGA PEREZ
                                    --------------------------------------------
                                              Alfonso A. Ortega Perez,
                                              Vice President, Treasurer,
                                              Principal Financial and
                                              Accounting Officer

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT AUDITORS

                           FOR INCLUSION IN FORM 10-K
                            ANNUAL REPORT FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION

                                 MARCH 20, 1998

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                 MARCH 20, 1998

                                                                      PAGE
                                                                 ---------------
Independent Auditors' Reports...................................       F-3

Financial Statements

   Consolidated Balance Sheets..................................       F-5

   Consolidated Statements of Operations........................       F-6

   Consolidated Statements of Shareholders' Equity..............       F-7

   Consolidated Statements of Cash Flows........................       F-8

   Notes to Consolidated Financial Statements...................       F-9

SCHEDULES

   Schedule II - Valuation and Qualifying Accounts..............      F-28

   All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

                       [DELOITTE & TOUCH LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Margo Nursery Farms, Inc.
Vega Alta, Puerto Rico


We have audited the accompanying consolidated balance sheet of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index as Schedule II for the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statements schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also inlcudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1997 financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 20, 1998


Stamp No. 1483809
affixed to original
                                      F-3

                        [KAUFMAN ROSSIN CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Margo Nursery Farms, Inc.
Vega Alta, Puerto Rico


We have audited the accompanying consolidated balance sheet of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Margo Nursery Farms, Inc. and Subsidiaries as of December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial statements schedule listed under
Item 14(a)(2) for the years ended December 31, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements as a whole.


                                                       /s/ KAUFMAN, ROSSIN & C0.
                                                       -------------------------
                                                       KAUFMAN, ROSSIN & C0.


Miami, Florida
February 25, 1997

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                        ASSETS

                                                        1997            1996
                                                    -----------    ------------
Current Assets:
  Cash and equivalents                              $ 1,230,250     $   946,490
  Short term investments                                500,000       1,004,000
  Accounts receivable, net                            1,050,949       1,007,947
  Inventories                                         2,438,128       2,737,109
  Prepaid expenses                                      101,792         116,036
                                                    -----------     -----------
      Total current assets                            5,321,119       5,811,582

Property and equipment, net                           2,419,595       3,864,646
Due from shareholder                                    291,481         273,652
Notes receivable                                        860,982         379,182
Other assets                                             58,911          67,149
                                                    -----------     -----------
      Total assets                                  $ 8,952,088     $10,396,211
                                                    ===========     ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 $   117,694     $   118,085
  Notes payable                                         500,000         500,000
  Accounts payable                                      388,318         630,572
  Accrued expenses                                      163,213         425,634
  Income taxes payable                                     -             23,492
                                                    -----------     -----------
    Total current liabilities                         1,169,225       1,697,783

Long-term debt                                          252,883         427,078
                                                    -----------     -----------
    Total liabilities                                 1,422,108       2,124,861
                                                    -----------     -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                         -               -
  Common stock, $.001 par value; 10,000,000
      shares authorized, 1,915,122 shares issued,
      and 1,895,322 shares outstanding                    1,915           1,915
  Additional paid-in capital                          4,637,706       4,637,706
  Retained earnings                                   2,939,147       3,689,681
  Treasury stock, 19,800 common shares, at cost        (48,788)        (48,788)
  Foreign currency translation loss                        -            (9,164)
                                                    -----------    -----------
      Total shareholders' equity                      7,529,980       8,271,350
                                                    -----------     -----------
      Total liabilities and shareholders' equity    $ 8,952,088     $10,396,211
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

                                                         1997            1996             1995
                                                      ----------      ----------       ----------
Net Sales                                             $6,548,912      $6,108,865       $4,933,718

Cost of Sales                                          5,183,577       3,971,525        3,156,360
                                                      ----------      ----------       ----------
      Gross profit                                     1,365,335       2,137,340        1,777,358

Selling, general and administrative expenses           2,604,106       2,130,114        2,110,380
                                                      ----------      ----------       ----------
    Income (loss) from operations                     (1,238,771)          7,226         (333,022)
                                                      ----------      ----------       ----------
Other income (expense):
      Interest income                                     73,060         189,924          455,041
      Interest expense                                   (73,274)       (206,316)        (421,313)
      Litigation expenses, net of legal fees
       reimbursed of $112,000 in 1995                          -         (87,961)        (130,229)
    Gain on sale of land in South Florida                474,574               -                -
    Litigation settlement                                      -        (255,174)               -
    Provision for impairment of assets
     of subsidiary                                             -        (250,000)               -
    Other income                                          13,877          48,579           43,189
                                                      ----------      ----------       ----------
                                                         488,237        (560,948)         (53,312)
                                                      ----------      ----------       ----------
      Loss before income tax provision                  (750,534)       (553,722)        (386,334)

Income tax provision                                          -           23,492           10,000
                                                      ----------      ----------       ----------
Net loss                                              $ (750,534)     $ (577,214)      $ (396,334)
                                                      ==========      ==========       ==========
Loss per common share - basic                         $     (.40)     $     (.30)      $     (.21)
                                                      ==========      ==========       ==========
Weighted average common shares                         1,895,322       1,895,322        1,895,322
                                                      ==========      ==========       ==========

See accompanying notes to consolidated financial statements.


                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       COMMON      COMMON     ADDITIONAL                               CUMULATIVE
                                        STOCK       STOCK       PAID-IN      RETAINED     TREASURY    TRANSLATION
                                       SHARES      AMOUNT       CAPITAL      EARNINGS      STOCK       ADJUSTMENT      TOTAL
                                     ---------     -------    ----------    ----------    --------    -----------   -----------
Balance at December 31, 1994         1,895,322     $ 1,915    $4,637,706    $4,663,229    $(48,788)    $ (9,207)    $ 9,244,855
Net loss                                     -           -             -      (396,334)          -            -        (396,334)
Foreign currency translation loss            -           -             -             -           -         (119)           (119)
                                     ---------     -------    ----------    ----------    --------     --------     -----------
Balance at December 31, 1995         1,895,322       1,915     4,637,706     4,266,895     (48,788)      (9,326)      8,848,402
Net loss                                     -           -             -      (577,214)          -            -        (577,214)
Foreign currency translation gain            -           -             -             -           -          162             162
                                     ---------     -------    ----------    ----------    --------     --------     -----------
Balance at December 31, 1996         1,895,322     $ 1,915     4,637,706     3,689,681     (48,788)      (9,164)      8,271,350
Realized loss on translation
  adjustment                                 -           -             -             -           -        9,164           9,164
Net loss                                     -           -             -      (750,534)          -            -        (750,534)
                                     ---------     -------    ----------    ----------    --------     --------     -----------
Balance at December 31, 1997         1,895,322     $ 1,915    $4,637,706    $2,939,147    $(48,788)    $      -     $ 7,529,980
                                     =========     =======    ==========    ==========    ========     ========     ===========

         See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997             1996              1995
                                                        -----------       -----------      -----------
Cash flows from operating activities:
  Net loss                                              $  (750,534)      $  (577,214)     $  (396,334)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
      Depreciation and amortization                         491,634           467,261          339,491
      Provision for inventory valuation reserve             420,000           252,000          250,000
    Realized loss on translation adjustment                   9,164                 -                -
    Gain on sale of land in South Florida                  (474,574)                -                -
      Provision for possible bad debts                       37,515             4,000            6,786
    Provision for impairment of assets of subsidiary              -           250,000                -
      Changes in assets and liabilities affecting cash
        flows from operating activities:
           Accounts receivable                              (80,517)         (319,782)          31,160
           Inventories                                     (121,019)         (648,736)        (570,641)
           Prepaid expenses                                  14,244            53,571           19,367
           Advances from (to) shareholders                  (17,829)         (106,786)         106,786
           Other assets                                       8,238            74,525          (67,685)
           Accounts payable                                (242,254)          258,547          116,740
           Accrued expenses                                 (12,421)       (1,379,553)         359,276
           Income taxes payable                             (23,492)           23,492          (14,829)
                                                        -----------       -----------      -----------
Net cash provided by (used in) operating activities        (741,845)       (1,648,675)         180,117
                                                        -----------       -----------      -----------
Cash flows from investing activities:
  Decrease (increase) in restricted cash                          -         6,732,597         (356,750)
  Decrease (increase) in short-term investments             504,000          (504,000)         210,359
  Purchases of property and equipment                      (109,639)         (497,308)        (422,832)
  Increase in due from shareholder                                -          (340,158)               -
  Proceeds from sale of land in South Florida               812,630                 -                -
  Increase in notes receivable                               (6,800)                -          (10,000)
  Collection on notes receivable                                  -             7,667           14,379
                                                        -----------       -----------      -----------
Net cash provided by (used in) investing activities       1,200,191         5,398,798         (564,844)
                                                        -----------       -----------      -----------
Cash flows from financing activities:
   Proceeds from notes payable                                    -                 -          300,000
   Repayment of notes payable                                     -                 -       (1,000,000)
   Proceeds from long-term debt                                   -           122,000           78,000
   Repayments of long-term debt                            (174,586)       (3,711,285)         (79,595)
                                                        -----------       -----------      -----------
Net cash used in financing activities                      (174,586)       (3,589,285)        (701,595)
                                                        -----------       -----------      -----------
Net increase (decrease) in cash and equivalents             283,760           160,838       (1,086,322)
Effect of change in exchange rates on cash                        -               162             (119)
Cash and equivalents at beginning of year                   946,490           785,490        1,871,931
                                                        -----------       -----------      -----------
Cash and equivalents at end of year                     $ 1,230,250       $   946,490      $   785,490
                                                        ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

Effective December 31, 1997, after obtaining shareholder approval, the Company changed its jurisdiction of incorporation from Florida to the Commonwealth of Puerto Rico. The reincorporation was accomplished by means of a merger of the Florida corporation into a newly created Puerto Rico corporation, with the new company being the surviving corporation of such merger. The new corporation then changed its name to Margo Nursery Farms, Inc. Among the reasons for the reorganization was the phase-out of Section 936 of the Internal Revenue Code of 1986, as amended, as well as the avoidance of further payment of taxes and franchise fees to the State of Florida, where the Company no longer conducts business.

Prior to the consummation of the above reincorporation, Margo Bay Farms, Inc. a wholly-owned subsidiary operating in South Florida, was merged with and into its parent company, Margo Nursery Farms, Inc. This merger was effective December 12, 1997, after the Company closed its South Florida operations due to its lack of profitability, and sold the two nursery farms which comprised its operations.

Prior to April 1, 1997, Margo Landscaping & Design, Inc. ("Margo Landscaping") provided landscaping services to customers in Puerto Rico and the Caribbean. Margo Landscaping was also engaged in sales and distribution of lawn and garden products ("hard goods"). Effective April 1, 1997, the Company reorganized its landscaping as well as its hard goods business. Pursuant to the reorganization, the landscaping business previously conducted by Margo Landscaping was transferred to a new subsidiary that changed its name to Margo Landscaping & Design, Inc., and Margo Landscaping changed its name to Margo Garden Products, Inc. and will henceforth conduct the Company's hard goods business. The reorganization was thus directed at separating the landscaping activities from the sales and distribution of hard goods. As a result of the matters mentioned above, all companies in the corporate group are now Puerto Rico corporations.

(a)        PRINCIPLES OF CONSOLIDATION

For the year ended December 31, 1997 the consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly-owned subsidiaries, Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc. and Margo Bay Farms, Inc. For the years ended December 31, 1996 and 1995, these consolidated financial statements also include the financial statements of Tropiflower, Inc. and Margo Imports, B.V. (a Netherlands company), both former subsidiaries of Margo Bay Farms, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)        CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997, cash and cash equivalents include $500,000 invested in a certificate of deposit bearing interest at 5.65%. At December 31, 1996, cash and equivalents include $253,802 invested in a certificate of deposit bearing interest at 4.40%.

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

Prior to the reincorporation, the Company was a Florida Corporation and, therefore, is required to file a final federal corporate income tax return for the taxable year ended December 31, 1997. However, the Company has elected to be treated as a possessions corporation under Section 936 of the Internal Revenue Code, and accordingly, will receive a credit of federal income tax payable for operations in Puerto Rico. During 1993, the Internal Revenue Code was amended to reduce the benefits available under Section 936. During 1996, the Internal Revenue Code was further amended and Section 936 was repealed subject to a ten-year grandfather rule. During the ten-year grandfather period the credit is limited to certain caps based on the taxpayer's Puerto Rico income over a base period ending in October 1995. These changes were effective for taxable years commencing after December 31, 1993. For the years ended December 31, 1997, 1996 and 1995, there were no tax effects arising as a result of these changes. Margo Bay Farms, Inc., also a former Florida corporation, will file a final federal income tax return for the year ended December 1997.

The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico ("Act. No. 225" of December 1, 1995, as amended) provides the Company with a 90% tax exemption for income derived from "bonafide" agricultural business, including sales of nursery plants within Puerto Rico and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act became efective for taxable years commencing on or after December 1, 1995.

Prior to the enactment of the Agricultural Tax Incentives Act, Margo Nursery Farms, Inc. had been granted a 90% exemption from property taxes and from income derived from its export sales, and a 60% exemption from volume of business tax related to export sales, under the Puerto Rico Industrial Incentives Act of 1987. The exemption is for a period of 15 years commencing on July 6, 1987. Due to the benefits of Act. No. 225, the Company is in process of relinquishing this grant.

(h)        LOSS PER COMMON SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Loss per share amounts for each of the years presented have been computed in accordance with the provisions of "SFAS 128". Dilutive loss per share has not been presented as the effect of considering outstanding stock options is antidilutive.

(i)        FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, accounts receivable, due from shareholder, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 5 and 9.

(j)        IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property and equipment is evaluated periodically for recoverability when considered in relation to the expected future undiscounted cash flows of the underlying business over the estimated remaining useful life of the asset.

(k)        ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. However, Statement of Financial Accounting Standards No. 123

("SFAS 123"), Accounting for Stock-Based Compensation, provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS 123 requires disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

(l)         RECLASSIFICATIONS

Certain reclassifications were made to the 1996 financial statements to conform with the presentation used for 1997.

(m)        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb possible losses on existing accounts receivable that may become uncollectible based on evaluations of collectibility and prior credit experience. Because on uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

The inventory valuation allowance is also an estimate which is established through charges to cost of goods sold. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is reasonably possible the Company's estimate of the inventory valuation allowance will change in the near term. The valuation allowance at December 31, 1997 and 1996 was $300,000 and $420,000, respectively.

Set forth below is the movement of the inventory valuation allowance for the years ended December 31, 1997 and 1996:

           DESCRIPTION                        1997               1996
           -----------------                --------           --------
           Beginning balance                $420,000           $350,000
           Provisions                        420,000            252,000
           Write downs                      (540,000)          (182,000)
                                            --------           --------
           Ending balance                   $300,000           $420,000
                                            ========           ========

The Company has recorded a deferred tax asset of approximately $114,000 which is offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

NOTE 2 - INVENTORY

At December 31, 1997 and 1996, inventory comprised the following:

       DESCRIPTION                     1997           1996
-----------------------------       ----------     ----------
Plant material                      $2,152,249     $2,595,721
Lawn and garden products               359,112        385,689
Raw material and supplies              226,767        175,699
                                    ----------     ----------
                                     2,738,128      3,157,109
Less valuation allowance              (300,000)      (420,000)
                                    ----------     ----------
                                    $2,438,128     $2,737,109
                                    ==========     ==========

NOTE 3 - ACCOUNTS RECEIVABLE

At December 31, 1997 and 1996, accounts receivable comprised the following:

       DESCRIPTION                     1997           1996
-------------------------------     ----------     ----------
Trade receivables                   $1,010,653     $  977,914
Government reimbursement                70,336         36,283
Accrued interest                        11,149         19,509
Employee advances                       28,011         19,584
Other accounts receivable                6,800         33,657
                                    ----------     ----------
                                     1,126,949      1,086,947
Less allowance for doubtful
      accounts                         (76,000)       (79,000)
                                    ----------     ----------
                                    $1,050,949     $1,007,947
                                    ==========     ==========

NOTE 4 - SHORT TERM INVESTMENTS

At December 31, 1997 and 1996, short term investments consisted of certificates of deposit bearing interest between 5.35% and 4.80%, respectively, of which $500,000 were pledged as collateral for notes payable (refer to Note 8).

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

On February 12, 1997, the Company obtained a second mortgage on Cariplant's property and equipment and entered into an agreement with Altec to modify the repayment terms of the unpaid principal balance of $996,962, with payments of principal and interest commencing in the year 2000. Payment of interest on the note was waived through January 1, 2000.

At December 31, 1997 and 1996, notes receivable comprised the following:

            DESCRIPTION                         1997              1996
            -------------                     --------          --------
Note receivable from Altec                    $301,621          $301,621
8% mortgage note, collateralized by
land in South Florida, with interest
payments due monthly and principal
due in balloon payment on November
28, 2000 (refer to Note 16(a))                 475,000                 -
10% note, collateralized by real
property                                        26,331            26,331
8% notes, due on demand, personally
guaranteed by present and former
Company personnel.                              58,030            51,230
                                              --------          --------
                                              $860,982          $379,182
                                              ========          ========

Amounts reflected in the balance sheet for notes receivable reflect their current fair values based on market interest rates for comparable risks, maturities and collateral. With respect to the Altec note, management believes it is not practicable to estimate its fair value because of the difference between the face value of the note and its carrying amount, deferral of principal and interest payments until the year 2000 and other factors.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 1997 and 1996, property and equipment comprised the following:

                                            1997                    1996
                                         ---------               ----------
Land and land improvements               $        -              $  859,380
Buildings                                   224,327                 448,968
Equipment and fixtures                    1,504,103               1,445,545
Transportation equipment                    747,180                 728,831
Stock plants                                      -                  97,277
Leasehold improvements                    1,860,754               1,845,026
                                         ----------              ----------
                                          4,336,364               5,425,027
Less accumulated depreciation and
amortization                             (1,916,769)             (1,560,381)
                                         ----------              ----------
                                         $2,419,595              $3,864,646
                                         ==========              ==========


During the years ended December 31, 1997, 1996, and 1995, depreciation expense charged to production was approximately $258,000, $287,000, and $201,500, respectively.

NOTE 7 - DUE FROM/TO SHAREHOLDER

At December 31, 1997 and 1996, amounts due from shareholder principally arose from the settlement of litigation with the Company's former principal lender (refer to Notes 12 and 16(a)). During March 1998, this receivable was converted into a non-interest bearing note due on March 2001.

NOTE 8 - NOTES PAYABLE

At December 31, 1997 and 1996, the Company had short-term borrowings of $500,000 with a commercial bank in Puerto Rico collateralized by a certificate of deposit. The notes bear interest at 1% over the rate earned by a $500,000 certificate of deposit (6.35% and 6.75% at December 31, 1997 and 1996, respec tively).

NOTE 9 - LONG-TERM DEBT

At December 31, 1997 and 1996, long-term debt comprised the following:

            DESCRIPTION                               1997             1996
-------------------------------------                ------           -----
Five-year term loans, variable
  interest rate, 8.50% and 8.25% at
  December 31, 1997 and 1996,
  respectively, payable in quarterly
  installments of $39,930, including
  interest, through October 2001.
  The loans are collateralized by
  transportation and farm equipment               $  316,997       $  444,535

8.50% automobile loan, payable in
  monthly installments of $636,
  including interest, through
  March 2001.  This loan was paid in
  full in October 1997                                     -           27,163

9.75% commercial loan, payable in
  monthly installments of $2,000,
  including interest, through
  July 2000, collateralized by real
  estate property                                     53,580           73,465
                                                  ----------       ----------
                                                     370,577          545,163

Less current portion                                (117,694)        (118,085)
                                                 ----------        ----------
Long-term debt                                    $  252,883       $  427,078
                                                  ==========       ==========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt and other financing obligations are as follows:

         YEAR ENDING
         DECEMBER 31,               AMOUNT
         ------------               ------
            1998                   $117,694
            1999                    161,243
            2000                     67,240
            2001                     24,400
                                   --------
                                   $370,577

NOTE 10 - ACCRUED EXPENSES

At December 31, 1997 and 1996, accrued expenses comprised the following:

                                       1997                   1996
                                   ----------              ----------

Payroll and payroll taxes          $   97,570              $  111,984
Professional fees                      65,643                  63,650
Provision for impairment of
  assets of subsidiary                      -                 250,000
                                   ----------              ----------
                                   $  163,213              $  425,634
                                   ==========              ==========

NOTE 11 - INCOME TAXES

The Company provides for income taxes using the applicable statutory tax rates in the related jurisdictions where it operates. The provision for income taxes, as reflected in the accompanying statements of operations for 1997, 1996 and 1995, does not bear a normal relationship to results of operations due to several items, such as the 90% tax exemption and unutilized net loss carryforwards.

Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                           1997                1996                1995
                         -------             --------            ------
Current:
  Puerto Rico            $    -              $     -             $10,000
  United States               -               23,492                   -
Deferred:
  United States               -                    -                   -
                         ------              -------             -------
                         $    -              $23,492             $10,000
                         ======              =======             =======

Set forth below are explanations for the differences between the income tax provision and the amount computed by applying the federal statutory income tax rate of 34% to loss before income tax provision:

                                        1997            1996            1995
                                     ---------       ---------       ---------
Income tax benefit computed
 by applying federal rate            $(255,181)      $(188,265)      $(131,354)

(Increase) decrease in income
  tax benefit resulting from:

 Tax-exempt income                           -         (17,170)        (17,000)

 Puerto Rico tax exemption             141,706         (67,563)        (62,813)

 Effect of Florida and Puerto
  Rico taxes (benefits)                (11,807)        (10,022)        (14,184)

 Increase (decrease) in
  valuation allowance                 (469,100)        338,697         158,132

 Federal tax attributes lost
  as a result of reorganization,
  including net operating
  loss carryforwards                   580,960               -               -

 Unutilized losses (untaxed
  income) of foreign
  subsidiaries                               -          (4,094)          1,517

 Permanent differences                       -               -          70,758

 Other differences                      13,422         (28,091)          4,944
                                     ---------       ---------       ---------
                                     $       -       $  23,492       $  10,000
                                     =========       =========       =========

Deferred income taxes were recognized in the consolidated balance sheet at December 31, 1997 and 1996 due to the tax effect of temporary differences and loss carryforwards as follows:

                                                1997               1996
                                              --------           ------

DEFERRED TAX ASSETS:
Excess book over tax depreciation             $      -          $ 30,016
Net operating loss carryforwards                97,470           731,920
Valuation allowances for inventory and
  accounts receivable                           16,920                 -
Contribution carryover                               -               376
Alternative minimum tax credit carryover             -            18,576
                                              --------          --------
                                               114,390           780,888
                                              --------          --------

                                                1997              1996
                                              --------          --------
DEFERRED TAX LIABILITIES:
Accrual to cash adjustments                          -           197,398
                                              --------          --------
Gross deferred tax asset                       114,390           583,490
Less: Valuation allowance                     (114,390)         (583,490)
                                              --------          --------
Net deferred tax asset                        $      -          $      -
                                              ========          ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On May 29, 1996, the Company (including all related entities) and Michael J. Spector, President and the principal stockholder of the Company entered into a Settlement Agreement with First Union National Bank of Florida ("the Bank"). The Settlement Agreement covered all claims brought by the Bank against the Company and related entities and settled all counterclaims brought by the the Company against the Bank. The Company had also guaranteed $400,000 of personal loans made to its major shareholder by the Bank, with an outstanding principal balance of $230,000 at the time of the settlement. The Settlement Agreement provided for a payment to the Bank of $5,625,000, of which $5,285,000 corresponded to the Company and $340,000 corresponded to Mr. Spector. The settlement payment made by the Company resulted in a charge of $255,174 to other expenses for the year ended December 31, 1996.

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

NOTE 13 - SHAREHOLDERS' EQUITY

(a)    PREFERRED STOCK

The articles of incorporation of the Company authorize the issuance of 250,000 shares of one cent ($0.01) par value series preferred stock, and the Board of Directors is authorized to amend the articles of incorporation from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series.

(b)    TREASURY STOCK

At December 31, 1997, the Company had 19,800 common shares in treasury at a cost of $48,788, which were acquired during 1988.

As previously discussed in Note 1, effective December 31, 1997, the Company reincorporated its parent company from a Florida to a Puerto Rico corporation. On February 27, 1998, the Company purchased 20,000 shares of common stock at a cost of $47,500 in connection with the payment of shares to shareholders who exercised their statutory dissenter's rights regarding the reincorporation.

NOTE 14 - LEASE AND OPTION AGREEMENTS

(a)   PROPERTY IN VEGA ALTA, PUERTO RICO

The primary Puerto Rico facility is leased from Michael J. Spector and Margaret
D. Spector ("the Spectors"), who are officers, directors and major shareholders of the Company.

Effective January 1, 1993, the Company entered into a lease agreement with its major shareholders for an initial five year period at a monthly rental of $19,000. In addition, the lessors have released the Company from responsibility for any claims arising from the Company's use of a defective fungicide in its operations at the nursery facility. The Company has an option to renew this lease for an additional five year period at the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. On January 1, 1998, the Company exercised its option to renew the lease agreement with the Spectors at a monthly rental of $24,000.

Under the above lease agreement, the Company has the option to purchase the nursery facility at any time during the term of the lease, based on the property's appraised value. The Company pays $1,000 per month for this purchase option.

Effective January 1, 1994, the Company amended the lease agreement with its major shareholders to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal nor purchase options towards the addtional 27 acres of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with the lease amendment, the Spectors also agreed to reimburse the Company the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination.

Total rental payments amounted to approximately $249,000 in 1997, 1996 and 1995.

(b)  PROPERTY IN CERRO GORDO, PUERTO RICO

In August 1990, the Company entered into an agreement to lease a residence from a partnership whose partners include the Company's major shareholders. The lease agreement called for monthly lease payments of $2,000 during the first year of the five year term and $2,500 for each of the remaining four years. In addition, the Company was responsible for payment of utilities, property taxes, insurance, maintenance, repairs and administration of the resi dence. During the year ended December 31, 1995, the Company incurred rental and other expenses related to this property of approximately $41,000.

In February 1996, the Company purchased the residence from the partnership. The purchase price, based on the appraised value of the property, amounted to $220,800. The property was subject to a 10% commercial loan with a balance of approximately $88,000, which was assumed by the Company.

(c)  PROPERTY IN BARRANQUITAS, PUERTO RICO

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the first year of the initial five-year term of the lease, monthly payments amount to $4,500. During the remaining four years of the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option.

Total rental payments amounted to $54,000 for the year ended December 31, 1997.

(d)  AGGREGATE LEASE OBLIGATIONS AND EXPENSES

The Company's obligations under the above operating lease agreements, assuming the Company exercises its renewal option on the Vega Alta and Barranquitas, Puerto Rico properties, are as follows:

          YEAR ENDING                      MINIMUM
          DECEMBER 31,                 LEASE PAYMENTS
          ------------                 --------------
             1998                         $  369,000
             1999                            348,000
             2000                            348,000
             2001                            348,000
             2002                            360,000
          Thereafter                         708,000
                                          ----------
                                          $2,481,000
                                          ==========

Total rental expense under all operating lease agreements amounted to approximately $303,000, $249,000, and $279,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 15 - STOCK BENEFITS PLAN

In June 1988, the Company adopted a stock benefits plan (the "Plan") to replace the Company's existing employee stock option plan. Under the terms of the Plan, the Company's Board of Direc tors, through a committee, can award up to 300,000 shares of common stock to eligible employees through combinations of stock options, stock appreciation rights, restricted stock awards, and stock purchase rights. As of December 31, 1991, the Company had es tablished a stock option plan and a stock purchase plan as described below:

(a)  EMPLOYEE STOCK OPTION PLAN

The Company has an employee stock option plan ("the Plan") under which certain employees may be granted options to purchase shares of common stock generally at 100% of fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. Options generally vest over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock option plan as of December 31, 1995, 1996 and 1997, and changes during the years ended on those dates, are as follows:

                                              PRICE PER SHARE
                                          ------------------------
                                                          WEIGHTED
                                                          AVERAGE
        DESCRIPTION              SHARES       RANGE        PRICE
------------------------------  -------   --------------  --------
Outstanding, January 1, 1995     67,250   $2.00 to $3.16   $2.93
Granted                            -            -            -
Exercised                          -            -            -
                                -------   --------------   -----
Outstanding, December 31, 1995   67,250    2.00 to  3.16    2.93
Granted                          46,500    3.13 to  3.44    3.25
Exercised                          -            -            -
                                -------   --------------   -----
Outstanding, December 31, 1996  113,750    2.00 to  3.44    3.06
Granted                            -            -            -
Exercised                          -            -            -
Forfeited                        27,500    2.00 to  3.13    2.88
                                -------   --------------   -----
Outstanding, December 31, 1997   86,250   $2.00 to $3.44   $3.12
                                =======   ==============   =====

The following table summarizes information about stock options outstanding at December 31, 1997:

                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
             -------------------------------------  ----------------------
                           WEIGHTED
                           AVERAGE        WEIGHTED                WEIGHTED
RANGE OF                   REMAINING      AVERAGE                 AVERAGE
EXERCISE                   CONTRACTUAL    EXERCISE                EXERCISE
PRICE        OUTSTANDING   LIFE(YEARS)    PRICE     EXERCISABLE   PRICE
-----------  -----------   -----------    --------  -----------   --------
$   2.00         1,250         0.6         $2.00        1,250       $2.00
 2.88- 3.16     43,500         5.5          3.01       34,800        3.01
 3.13- 3.44     41,500         8.6          3.26        8,300        3.26
-----------     ------         ---         -----       ------       -----
$2.00-$3.44     86,250         6.9         $3.12       44,350       $3.03
===========     ======         ===         =====       ======       =====

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share, on a pro forma basis, would not have significantly changed from those reported.

b)  EMPLOYEE STOCK PURCHASE PLAN

During the year ended December 31, 1988, the Company established an employee stock purchase plan. At December 31, 1997, no employees had subscribed to purchase any shares of the Company's common stock.

NOTE 16 - SUPPLEMENTAL DISCLOSURES FOR THE STATEMENTS OF CASH FLOWS

(a)  NON-CASH INVESTING ACTIVITIES

During the year ended December 31, 1997, the Company wrote off stock plants with a cost of $97,277 and a book value of $72,951. The write off was charged to an accrual made as of December 31, 1996, for the possible impairment of assets at the Company's South Florida location.

During 1997, the Company sold two properties at its South Florida location with a cost of $1,088,594 and a book value of $990,105. Included in the determination of the $474,574 gain on the sale of the property sold were $177,049 representing the remaining balance of the accrual made at December 31, 1996 for the possible impairment of assets at the Company's South Florida location. In connection with the sale of one of the properties, the Company received a $475,000 mortgage note from the buyer as part of the sales price.

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

(c)  OTHER CASH FLOW TRANSACTIONS

During the years ended December 31, 1997, 1996 and 1995, the Company made interest payments of approximately $75,500, $1,513,000, and $110,900, respectively, and made income tax payments of $23,500 during the year ended December 31, 1997.

NOTE 17 - MAJOR CUSTOMERS

During 1997, 1996 and 1995 the Company's single largest customer accounted for approximately 24% ($1,540,000) 27% ($1,621,000), and 28% ($1,391,000),
respectively, of the Company's net sales.

NOTE 18 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, the Company recorded a $250,000 provision for impairment of assets for its South Florida operation (Margo Bay Farms, Inc.).

During the fourth quarter of 1995, the Company recorded a valuation reserve for inventory amounting to $218,750.

NOTE 19 - DISPOSAL OF MARGO IMPORTS, B.V. AND MARGO BAY FARMS, INC.

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

Regarding the Company's South Florida operation (Margo Bay Farms, Inc.), due to the strong competition, inadequate sales levels and lack of profitability, the Company determined to review the continued viability of the operation during 1997, with the goal of making a final determination whether this operation should be closed and the related assets disposed of. Due to the strong competition, inadequate sales levels and lack of profitability, on August 15, 1997, the Company's Board of Directors determined to close this operation effective September 30, 1997 and dispose of all related assets. On September 29 and November 28, 1997, the Company sold two nursery farms (a 54 acre and a 20 acre tract) which comprised the Company's South Florida operation. The sale of these two properties resulted in a gain of $474,574. On December 12, 1997, Margo Bay Farms, Inc. was merged with and into its parent company, Margo Nursery Farms, Inc., prior to the reincorporation of the parent company.

The South Florida operation which closed effective September 30, 1997, accounted for net sales of approximately $478,000, $471,000 and $446,000 and incurred net loss of $27,000, $708,000 and $605,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 20 - SIGNIFICANT CONCENTRATION OF RISK

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1997, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interrup tion insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company's newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. Each of the Company's operations currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

Accounts receivable are due from customers resident in Puerto Rico. Concentration of credit risk with respect to accounts receivable is mitigated by monitoring the operations and financial strength of the Company's customers. Certain short-term certificates of deposit are placed with local financial institutions. Such credit risk is mitigated by depositing the funds with high credit quality financial institutions and limiting the amount of credit exposure in any financial institution.

                                                                     SCHEDULE II

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

             COLUMN A                     COLUMN B               COLUMN C                COLUMN D         COLUMN E
------------------------------------      ---------      -------------------------      ----------       -----------
                                           BALANCE       CHARGED TO     CHARGED TO
                                          BEGINNING      COSTS AND        OTHER                            BALANCE
            DESCRIPTION                    OF YEAR        EXPENSES       ACCOUNTS       DEDUCTIONS       END OF YEAR
            -----------                   ---------      ----------     ----------      ----------       -----------
YEAR ENDED DECEMBER 31, 1997:

  Allowance for doubtful accounts         $  79,000        $ 37,515       $      -      $ (40,515)         $ 76,000
  Allowance for inventory valuation       $ 420,000        $420,000              -       (540,000)          300,000
                                          ---------        --------       --------      ---------          --------
                                          $ 499,000        $457,515       $      -      $(580,515)         $376,000
                                          =========        ========       ========       ========          ========

YEAR ENDED DECEMBER 31, 1996:

  Allowance for doubtful account          $ 136,100        $  4,000       $      -      $ (61,100)         $ 79,000
  Allowance for inventory valuation       $ 350,000        $252,000              -       (182,000)          420,000
                                          ---------        --------       --------      ---------          --------
                                          $ 486,100        $256,000       $      -      $(243,100)         $499,000
                                          =========        ========       ========      =========          ========

YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts         $ 136,100        $  6,786       $      -      $  (6,786)         $136,100
  Allowance for inventory valuation       $ 100,000        $250,000              -      $       -           350,000
                                          ---------        --------       --------      ---------          --------
                                          $ 236,100        $256,786       $      -      $  (6,786)         $486,100
                                          =========        ========       ========      =========          ========

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  3(b)          By-Laws as of January 1, 1998

10h(i)          Promissory note of Michael J. Spector dated as of March 1, 1998

10h(ii) Second Amendment to lease Agreement dated as of January 1, 1998, between the Company and the Spectors

 21             List of Registrant's Subsidiaries

 27             Financial Data Schedule