Form 10-Q
period 1998-03-31
MARGO NURSERY FARMS INC
filed 1998-05-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended MARCH 31, 1998

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

                                    YES [X]      NO [ ]


The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of May 14, 1998.

                             Total Pages in Report:
                                 Exhibit Index:

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 1998

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

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstance after the date of such statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                    ASSETS


                                                              1998         1997
                                                           -----------  -----------
                                                           (UNAUDITED)   (AUDITED)
Current assets:
  Cash and equivalents                                     $ 1,153,174  $ 1,230,250
  Short term investments                                       500,000      500,000
  Accounts receivable, net                                     931,724    1,050,949
  Inventories                                                2,419,724    2,438,128
  Prepaid expenses and other current assets                    116,291      101,792
                                                           -----------  -----------

    Total current assets                                     5,120,913    5,321,119

Property and equipment, net                                  2,360,983    2,419,595
Due from shareholder                                           282,636      291,481
Notes receivable                                               844,034      860,982
Other assets                                                    50,600       58,911
                                                           -----------  -----------

    Total assets                                           $ 8,659,166  $ 8,952,088
                                                           ===========  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                   $    80,815  $   117,694
  Notes payable                                                500,000      500,000
  Accounts payable                                             296,726      388,318
  Accrued expenses                                             137,456      163,213
                                                           -----------  -----------

    Total current liabilities                                1,014,997    1,169,225

Long-term debt                                                 252,883      252,883
                                                           -----------  -----------

    Total liabilities                                        1,267,880    1,422,108
                                                           -----------  -----------

Commitments and contingencies                                     -            -

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                             -            -
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,875,322 shares outstanding in 1998
  (1,895,322 in 1997)                                            1,915        1,915
 Additional paid-in capital                                  4,637,706    4,637,706
 Retained earnings                                           2,847,953    2,939,147
 Treasury stock, 39,800 common shares in 1998
  (19,800 in 1997), at cost                                    (96,288)     (48,788)
                                                            ----------   -----------

    Total shareholders' equity                               7,391,286    7,529,980
                                                           -----------  -----------

    Total liabilities and shareholders' equity             $ 8,659,166  $ 8,952,088
                                                           ===========  ===========

See accompanying notes to consolidated financial statements.

                 MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                  1998         1997
                                               ----------   ----------
Net sales                                      $1,309,465   $1,860,310

Cost of sales                                     875,671    1,255,938
                                               ----------   ----------

    Gross profit                                  433,794      604,372

Selling, general and administrative expenses      549,322      565,372
                                               ----------   ----------

    Income (loss) from operations                (115,528)      39,000
                                               ----------   ----------
Other income (expense):
  Interest income                                  30,823       19,288
  Interest expense                                (16,619)     (19,272)
  Gain on sale of equipment                         9,000         -
  Miscellaneous income                              1,130        1,240
                                               ----------   ----------
                                                   24,334        1,256
                                               ----------   ----------

Income (loss) before provision for income tax     (91,194)      40,256

Provision for income tax                             -            -
                                               ----------   ----------

Net income (loss)                              $  (91,194)  $   40,256
                                               ==========   ==========

Net income (loss) per common share-basic           $(0.05)      $ 0.02
                                               ==========   ==========

Weighted average number of common shares        1,888,211    1,895,322
                                               ==========   ==========

See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months ended March 31, 1998
                                   (Unaudited)

                                     COMMON       COMMON        ADDITIONAL
                                     STOCK        STOCK          PAID-IN         RETAINED      TREASURY
                                     SHARES       AMOUNT         CAPITAL         EARNINGS        STOCK         TOTAL
                                   ---------    ---------      -----------     -----------    ----------    -----------
Balance at December 31, 1997       1,895,322    $   1,915      $ 4,637,706     $ 2,939,147    $ (48,788)    $ 7,529,980

Acquisition of treasury stock,
 at cost                             (20,000)        --            --            --             (47,500)        (47,500)

Net loss                                --           --            --              (91,194)       --            (91,194)
                                   ---------    ---------      -----------     -----------    ---------    ------------
Balance at March 31, 1998          1,875,322    $   1,915      $ 4,637,706     $ 2,847,953    $ (96,288)    $ 7,391,286
                                   =========    =========      ===========     ===========    =========    ============

    See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                           1998          1997
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   (91,194)   $    40,256
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                          122,545        121,926
     Provision for uncollectible accounts receivable         8,237           --
     Provision for inventory valuation allowance            10,000         25,000
     Changes in assets and liabilities affecting
      cash flows from operating activities:
      Accounts receivable                                  110,988       (194,324)
      Inventories                                            8,404       (200,540)
      Prepaid expenses and other current assets            (14,499)       (71,568)
      Due from shareholder                                   8,845           --
      Other assets                                           8,311         (1,007)
      Accounts payable                                     (91,592)      (119,420)
      Accrued expenses                                     (13,809)        (8,460)
      Income tax payable                                      --          (23,492)
                                                        -----------    -----------
    Net cash provided by (used in)
      operating activities                                  66,236       (431,629)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments                          --          504,000
  Additions to property, plant and equipment               (63,933)       (43,572)
  Collection of notes receivable                             5,000           --
                                                       -----------    -----------
    Net cash provided by (used in) investing
      activities                                           (58,933)       460,428
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                              (36,879)       (39,771)
  Acquisition of treasury stock                            (47,500)          --
                                                       -----------    -----------

    Net cash used in financing activities                  (84,379)       (39,771)
                                                       -----------    -----------

NET DECREASE IN CASH                                       (77,076)       (10,972)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                1,230,250        946,490
                                                       -----------    -----------
CASH AND EQUIVALENTS AT END OF PERIOD                  $ 1,153,174    $   935,518
                                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                   MARGO NURSERY FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

For the three months ended March 31, 1998, these interim consolidated financial statements include the financial statements of Margo Nursery Farms, Inc. and its wholly owned subsidiaries, Margo Landscaping and Design, Inc. ("Margo Landscaping") Margo Garden Products, Inc. ("Garden Products") and Rain Forest Products Group, Inc. ("Rain Forest"). For the three months ended March 31, 1997, these interim financial statements also include the financial statements of Margo Bay Farms, Inc., a former wholly owned subsidiary which operated in South Florida through September 30, 1997. See "PRINCIPAL OPERATIONS" under ITEM 2, herein.

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NOTE 2 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb possible losses on existing accounts receivable that may become uncollectible based on evaluations of collectibility and prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

The inventory valuation allowance is an estimate which is established through charges to cost of goods sold. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowance at March 31, 1998 and December 31, 1997 was $310,000 and $300,000, respectively.

Set forth below is the movement of the inventory valuation allowance for the three months ended March 31, 1998:

                    DESCRIPTION                         AMOUNT
         ----------------------------------            --------
         Beginning balance, January 1, 1998            $300,000

         Provisions                                      10,000
                                                       --------
         Ending balance, March 31, 1998                $310,000
                                                       ========


NOTE 3 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income is any change in shareholders' equity during a period, arising from transactions, events or circumstances through nonowner sources. SFAS 130 establishes standards for disclosing the elements and amounts of comprehensive income. The adoption of SFAS 130 did not have any effect on the accompanying consolidated financial statements.

NOTE 4 - NOTES RECEIVABLE

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

At March 31, 1998 and December 31, 1997, notes receivable included the following:


          DESCRIPTION                             1998           1997
---------------------------------------       --------        ----------
Note receivable from Altec                    $301,621        $301,621

8% mortgage note, collateralized by
 land in South Florida, with interest
 payments due monthly and principal
 due in balloon payment on November
 28, 2000.  See "PRINCIPAL OPERATIONS"
 under ITEM 2, herein.                         475,000         475,000

10% note, collateralized by real
 property                                       26,331          26,331

8% notes, due on demand, personally
 guaranteed by present and former
 Company personnel                              41,082          58,030
                                              --------        --------
                                              $844,034        $860,982
                                              ========        ========

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 1998 and December 31, 1997 property and equipment consisted of the following:


           DESCRIPTION                     1998            1997
 ----------------------------------     ----------     -----------
 Leasehold improvements                 $1,862,400     $1,860,754
 Equipment and fixtures                  1,504,103      1,504,103
 Transportation equipment                  809,467        747,180
 Buildings                                 224,327        224,327
                                        ----------     ----------
                                         4,400,297      4,336,364
 Less accumulated depreciation and
  amortization                          (2,039,314)    (1,916,769)
                                        ----------     ----------

                                        $2,360,983     $2,419,595
                                        ==========     ==========

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share of common stock is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the relevant periods. For the three months ended March 31, 1998 and 1997, weighted average number of common shares outstanding were 1,888,211 and 1,895,322, respectively.

NOTE 7 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS OF CASH FLOWS

a)       NON-CASH INVESTING ACTIVITIES

         During the three months ended March 31, 1998, accrued bonuses amounting to $11,948 were applied to outstanding notes receivable owed by Company personnel.

b)       OTHER CASH FLOW TRANSACTIONS

         Other cash flow transactions for the three months ended March 31, 1998 and 1997, include interest payments amounting to approximately $17,000 for each period. There were no income tax payments for the three months ended March 31, 1998 and 1997.

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

Prior to the consummation of the above reincorporation, Margo Bay Farms, Inc., a wholly-owned subsidiary operating in South Florida, was merged with and into Old Margo. Prior to this merger, the Company had closed its South Florida operations due to its lack of profitability, and sold the two nursery farms which comprised its operation (see "South Florida Operations" under "Principal Operations" herein).

PRINCIPAL OPERATIONS

For the three months ended March 31, 1998, the Company's business was conducted at two locations in Puerto Rico. For the three months ended March 31, 1997, the Company also operated at another location in South Florida. These operations are described below:

PUERTO RICO OPERATIONS

The Company's operations include Margo Nursery Farms, Inc. (the parent company), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), and Rain Forest Products Group, Inc. ("Rain Forest"), all Puerto Rico corporations.

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

SOUTH FLORIDA OPERATIONS

Effective September 30, 1997, the Company's South Florida operation (Margo Bay Farms, Inc.) was closed due to the strong competition, inadequate sales levels and continued lack of profitability. On September 29 and November 28, 1997, the Company sold two nursery farms (a 54 acre and a 20 acre tract) which comprised the Company's South Florida operation. On December 12, 1997, Margo Bay Farms, Inc. was merged with and into its parent company, Margo Nursery Farms, Inc., prior to the reincorporation of the parent company. In connection with the sale of one of the properties, the Company received a $475,000 mortgage note from the buyer as part of the sales price.

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

The Company is also exploring the possibility of diversifying into other activities within Puerto Rico, including but not limited to, real estate development. In this regard, during January 1998, the Company incorporated a new subsidiary, Margo Development Corporation. During the remainder of 1998, the Company will be seeking to acquire options to purchase and/or purchase real estate sites for the development of residential projects in Puerto Rico.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS OF 1998 AND 1997

During the first three months of 1998, the Company incurred a net loss of approximately $91,000, or $.05 per share, compared to net income of $40,000 for the same period in 1997, or $.02 per share.

The net loss incurred during the three months ended March 31, 1998, when compared to net income for the same period in 1997, is principally due to a sharp decrease in sales volume of approximately $551,000. This decrease in sales precluded additional gross profit to cover operating expenses. Of the decrease in sales, the discontinued South Florida operation accounted for approximately $134,000.

SALES

The Company's consolidated net sales for the first three months of 1998 were approximately $1,309,000, compared to $1,860,000 for the same period in 1997, or a decrease of approximately 30%. During the first three months of 1998, sales decreased in all lines of business when compared to the same period in 1997. The most significant decreases were sales of landscaping services ($299,000 in 1998 vs. $506,000 in 1997) and hard goods ($260,000 in 1998 vs. $394,000 in 1997)
which decreased by 41% and 34%, respectively. The decrease in sales of landscaping services was due to a decrease in the amount of contracts in progress during 1998, when compared to the same period in 1997. The decrease in sales of hard goods was due to a reduction in sales to one of the Company's major customers. Sales at the discontinued South Florida operation for the first three months of 1997 were approximately $134,000.

GROSS PROFITS

The Company's gross profit for the first three months of 1998 was 33.1%, compared to 32.5% for the same period in 1997, or an increase of .6%.

Gross profit for the first three months of 1998 continues to reflect the trend experienced during the same period in 1997, arising from increased storage and maintenance costs associated with slow moving inventory.

In addition, gross profit from landscaping services decreased to 12% for the first three months of 1998, compared to 30% for the same period in 1997. This decrease in gross profit resulted from cost overruns in various projects. The gross profit from the discontinued South Florida operation for the first three months of 1997 was 5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $549,000 and $565,000 for the first three months of 1998 and 1997, respectively, resulting in a decrease of 3%. The decrease for 1998 is principally due to the closing of the South

Florida operation, which incurred approximately $26,000 in SG&A for the three months ended March 31, 1997. As a result of the decrease in the Company's sales volume, SG&A as a percentage of sales increased to 42% for the first three months of 1998, compared to 30% for the same period in 1997.

OTHER INCOME AND EXPENSES

The increase in interest income for the first three months of 1998 when compared to the same period in 1997, is due to higher yields obtained during 1998 with similar investments. The decrease in interest expense for 1998 compared to 1997 is the result of reductions in the outstanding principal balances of long-term debt.

FINANCIAL CONDITION

The Company's financial condition at March 31, 1998 remains comparable with that of December 31, 1997. The Company's current ratio continues to be strong, with a ratio of 5.0 to 1 at March 31, 1998, compared to 4.6 to 1 at December 31, 1997.

At March 31, 1998, the Company had cash of approximately $1,153,000 and short term investments of $500,000, compared to cash of $1,230,000 and short term investments of $500,000 at December 31, 1997. The decrease in cash at March 31, 1998 is principally due to cash flows provided by operations ($66,000), offset by cash outflows resulting from additions to property and equipment ($64,000), repayment of long-term debt ($37,000) and acquisition of treasury stock ($47,500).

As a result of decreases in trade payables and long-term debt at March 31, 1998, the Company's debt to equity ratio improved to 17.1% compared to 18.9% at December 31, 1997.

Stockholders' equity at March 31, 1998 decreased due to results of operations for the first quarter. Stockholders' equity also decreased by $47,500 from the acquisition of treasury stock as a result of the exercise of statutory dissenters rights by shareholders in connection with the reorganization of the Company. There were no dividends declared nor issuance of capital stock during the first quarter of 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 29, 1998, the Company will hold its Annual Meeting of Stockholders. Among the various proposals that stockholders will be asked to vote upon is a proposed corporate restructuring to create a holding company structure.

The Board of Directors and management of Margo Nursery Farms, Inc. ("Margo") believe that the adoption by Margo of a holding company structure may facilitate future expansion or diversification of its business activities and thereby contribute to the future long range financial strength of the present enterprise. A holding company structure may afford and additional financial and operational flexibility. It will also reflect the fact that Margo and certain of its subsidiaries are in different businesses or industry segments with different regulatory and business requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             (27) FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1998:

             (i) Form 8-K, dated December 31, 1997, reporting under Item 5 the successful completion of the Company's reincorporation as a Puerto Rico corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARGO NURSERY FARMS, INC.

Date:  MAY 14, 1998                 By: /s/ MICHAEL J. SPECTOR
                                    --------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  MAY 14, 1998                 By: /s/ ALFONSO ORTEGA
                                    ----------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION
------         -----------

 27            Financial Data Schedule