Form 10-Q
period 1998-06-30
MARGO CARIBE INC
filed 1998-08-14
CIK 808493

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-15336

                               MARGO CARIBE, INC.
                A Puerto Rico Corporation - I.R.S. No. 66-0550881

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

                             YES  [X]    NO [ ]

The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of August 14, 1998.


--------------------------------------------------------------------------------

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                PAGE
                                                                ----

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                             4

          Consolidated Statements of Operations                   5

          Consolidated Statement of Shareholders'
           Equity                                                 6

          Consolidated Statements of Cash Flows                   7

          Notes to Consolidated Financial Statements              8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION                  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                       18

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                       19

ITEM 2.  CHANGES IN SECURITIES                                   19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         19


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                         19
         OF SECURITIES HOLDERS

ITEM 5.  OTHER INFORMATION                                       19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        19


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


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                    ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                  1998         1997
                                                              (UNAUDITED)    (AUDITED)
                                                             -----------    -----------
Current assets:
  Cash and equivalents                                       $ 1,150,427    $ 1,230,250
  Short term investments                                         500,000        500,000
Accounts receivable, net                                         997,700      1,050,949
  Inventories                                                  2,317,208      2,438,128
  Prepaid expenses and other current assets                      100,315        101,792
                                                             -----------    -----------

    Total current assets                                       5,065,650      5,321,119

Property and equipment, net                                    2,334,990      2,419,595
Non-interest bearing note due from shareholder                   290,026        291,481
Notes receivable                                                 809,034        860,982
Other assets                                                      50,600         58,911
                                                             -----------    -----------

    Total assets                                             $ 8,550,300    $ 8,952,088
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                     $    47,200    $   117,694
  Notes payable                                                  500,000        500,000
  Accounts payable                                               202,806        388,318
  Accrued expenses                                               124,670        163,213
                                                             -----------    -----------

    Total current liabilities                                    874,676      1,169,225

Long-term debt                                                   249,099        252,883
                                                             -----------    -----------

    Total liabilities                                          1,123,775      1,422,108
                                                             -----------    -----------

Commitments and contingencies                                       --             --

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                               --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,875,322 shares outstanding in 1998
  (1,895,322 in 1997)                                              1,915          1,915
 Additional paid-in capital                                    4,637,706      4,637,706
 Retained earnings                                             2,883,192      2,939,147
 Treasury stock, 39,800 common shares in 1998
  (19,800 in 1997), at cost                                      (96,288)       (48,788)
                                                             -----------    -----------

    Total shareholders' equity                                 7,426,525      7,529,980
                                                             -----------    -----------

    Total liabilities and shareholders' equity               $ 8,550,300    $ 8,952,088
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 1998 and 1997
                                   (Unaudited)

                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    1998           1997              1998           1997
                                                -----------    -----------       -----------    -----------
Net sales                                       $ 1,467,550    $ 1,865,715       $ 2,777,015    $ 3,726,025

Cost of sales                                       955,321      1,837,023         1,830,992      3,092,961
                                                -----------    -----------       -----------    -----------

  Gross profit                                      512,229         28,692           946,023        633,064

Selling, general and administrative expenses        513,087        734,539         1,062,409      1,299,911
                                                -----------    -----------       -----------    -----------

    Income (loss) from operations                      (858)      (705,847)         (116,386)      (666,847)
                                                -----------    -----------       -----------    -----------
Other income (expense):
  Interest income                                    29,154         16,505            59,977         35,793
  Interest expense                                  (16,860)       (20,615)          (33,479)       (39,887)
  Miscellaneous income (expense)                     23,803         (7,829)           33,933         (6,589)
                                                -----------    -----------       -----------    -----------

                                                     36,097        (11,939)           60,431        (10,683)
                                                -----------    -----------       -----------    -----------

Income (loss) before provision for income tax        35,239       (717,786)          (55,955)      (677,530)

Income tax provision                                   --             --                --             --
                                                -----------    -----------       -----------    -----------

Net income (loss)                               $    35,239    $  (717,786)      $   (55,955)   $  (677,530)
                                                ===========    ===========       ===========    ===========

Net income (loss) per common share              $       .02    $      (.38)      $      (.03)   $      (.36)
                                                ===========    ===========       ===========    ===========

Weighted average number of common shares          1,875,322      1,895,322         1,881,989      1,895,322
                                                ===========    ===========       ===========    ===========

          See accompanying notes to consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 1998
                                   (Unaudited)

                                       COMMON      COMMON   ADDITIONAL
                                       STOCK       STOCK     PAID-IN       RETAINED    TREASURY
                                       SHARES      AMOUNT    CAPITAL       EARNINGS      STOCK          TOTAL
                                     ---------     ------   ----------    ----------   --------       ----------
  Balance at December 31, 1997       1,895,322     $1,915   $4,637,706    $2,939,147   $(48,788)      $7,529,980

  Acquisition of treasury stock,
    at cost                            (20,000)     -             -            -        (47,500)         (47,500)

  Net loss                                -          -            -          (55,955)       -            (55,955)
                                     ---------     ------   ----------    ----------   --------       ----------

  Balance at June 30, 1998           1,875,322     $1,915   $4,637,706    $2,883,192   $(96,288)      $7,426,525
                                     =========     ======   ==========    ==========   ========       ==========

          See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                       1998         1997
                                                  -----------    -----------
Cash flows from operating activities:
  Net loss                                        $   (55,955)   $  (677,530)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                     247,418        244,305
    Provision for uncollectible receivables            17,591           --
    Increase in inventory valuation reserve            16,000        125,000
    Write-off of inventory                               --          340,000
    Realized loss on translation adjustment              --            9,164
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                              35,658       (189,687)
      Inventories                                     104,920       (190,507)
      Prepaid expenses and other current assets         1,477         (5,766)
      Decrease in note due from shareholder             1,455           --
      Other assets                                      8,311          9,957
      Accounts payable                               (185,512)       (62,958)
      Accrued expenses                                (26,595)        (6,740)
      Income tax payable                                 --          (23,492)
                                                  -----------    -----------

    Net cash provided by (used in) operating
      activities                                      164,768       (428,254)
                                                  -----------    -----------

Cash flows from investing activities:
  Decrease in short term investments                     --          504,000
  Additions to property, plant and equipment         (162,813)       (84,852)
  Decrease (increase) in notes receivable              40,000         (6,800)
                                                  -----------    -----------

    Net cash provided by (used in) financing
      activities                                     (122,813)       412,348
                                                  -----------    -----------

Cash flows from financing activities:
  Acquisition of treasury stock                       (47,500)          --
  Repayment of long-term debt                         (74,278)       (76,395)
                                                  -----------    -----------

    Net cash used in financing activities            (121,778)       (76,395)
                                                  -----------    -----------

Net decrease in cash                                  (79,823)       (92,301)
Cash and equivalents at beginning of year           1,230,250        946,490
                                                  -----------    -----------

Cash and equivalents at end of period             $ 1,150,427    $   854,189
                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

        NOTE 1 - BASIS OF PRESENTATION

        For the six months ended June 30, 1998, these interim consolidated financial statements include the financial statements of Margo Caribe, Inc. (formerly Margo Nursery Farms, Inc.) and its wholly owned subsidiaries, Interim Margo, Inc. (now Margo Nursery Farms, Inc.), Margo Landscaping and Design, Inc., Margo Garden Products, Inc. and Rain Forest Products Group, Inc. See "REINCORPORATION AS PUERTO RICO CORPORATION AND HOLDING COMPANY" under ITEM 2, herein. For the six months ended June 30, 1997, these interim financial statements also include the financial statements of Margo Bay Farms, Inc., a former wholly owned subsidiary which operated in South Florida through September 30, 1997. See "PRINCIPAL OPERATIONS" under ITEM 2, herein.

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

        The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

        The inventory valuation allowance is an estimate which is established through charges to cost of sales. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowances at June 30, 1998 and December 31, 1997 were $316,000 and $300,000, respectively.

        Set forth below is the movement of the inventory valuation allowance for the six months ended June 30, 1998:

                   DESCRIPTION                   AMOUNT
          ----------------------------------    --------
          Beginning balance, January 1, 1998    $300,000

          Provisions                              16,000
                                                --------
          Ending balance, June 30, 1998         $316,000
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

        At June 30, 1998 and December 31, 1997, notes receivable included the following:

                 DESCRIPTION                          1998          1997
        ----------------------------------          --------      --------
        Note receivable from Altec                  $301,621      $301,621

        8% mortgage note, collateralized by
         land in South Florida, with interest
         payments due monthly and principal
         due in a balloon payment on November
         28, 2000.  See "PRINCIPAL OPERATIONS"
         under ITEM 2, herein                        475,000       475,000

        10% note, collateralized by real
         property                                     26,331        26,331

        8% notes, due on demand, personally
         guaranteed by present and former
         Company personnel                             6,082        58,030
                                                    --------      --------

                                                    $809,034      $860,982
                                                    ========      ========

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 1998 and December 31, 1997 property and equipment consisted of the following:

           DESCRIPTION                    1998             1997
 ---------------------------------     ----------       ----------

Leasehold improvements                 $1,917,919       $1,860,754
Equipment and fixtures                  1,476,901        1,504,103
Transportation equipment                  374,960          747,180
Buildings                                 224,327          224,327
                                       ----------       ----------
                                        3,994,107        4,336,364
Less accumulated depreciation and
 amortization                          (1,659,117)      (1,916,769)
                                       ----------       ----------

                                       $2,334,990       $2,419,595
                                       ==========       ==========

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share of common stock is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the relevant periods. For the six months ended June 30, 1998 and 1997, weighted average number of common shares outstanding were 1,881,989 and 1,895,322, respectively. For the three months ended June 30, 1998 and 1997, weighted average number of common shares outstanding were 1,875,322 and 1,895,322, respectively.

NOTE 7 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS OF CASH FLOWS

a)      NON-CASH INVESTING ACTIVITIES

        During the six months ended June 30, 1998, accrued bonuses amounting to $11,948 were applied to outstanding notes receivable owed by Company personnel and fully depreciated equipment amounting to $505,070 was written off.

b)      OTHER CASH FLOW TRANSACTIONS

        Other cash flow transactions for the six months ended June 30 1998 and 1997, include interest payments amounting to approximately $33,500 and $40,500, respectively. There were no income tax payments for the six months ended June 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Margo Caribe, Inc. and its subsidiaries, (collectively, the "Company") are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, sales of lawn and garden products and also provides landscaping design and installation services.

REINCORPORATION AS PUERTO RICO CORPORATION AND HOLDING COMPANY

Effective December 31, 1997, after obtaining shareholder approval, the Company changed its jurisdiction of incorporation from Florida to the Commonwealth of Puerto Rico. The reincorporation was accomplished by means of the merger of Margo Nursery Farms, Inc., a Florida corporation ("Old Margo") into a newly created Puerto Rico corporation, Margo Transition, Inc. ("New Margo") with New Margo being the surviving corporation of such merger. As part of the merger, New Margo then changed its name to Margo Nursery Farms, Inc., and continued to operate the business previously operated by Old Margo with the same officers and directors.

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

Furthermore, effective June 1, 1998, following shareholder approval, the Company adopted a holding company structure. The restructuring was accomplished by means of Margo Nursery Farms, Inc. ("Margo", the parent company before the restructuring), transferring substantially all of its assets and liabilities to Interim Margo, Inc. ("Newco", a newly formed Puerto Rico subsidiary) in return for all the outstanding stock of Newco. Newco will continue to conduct the nursery business previously conducted by Margo as a wholly-owned subsidiary of Margo and will operate under the name of Margo Nursery Farms, Inc. Margo will act as the holding company for Newco as well as the other existing subsidiaries of Margo. In connection with the holding company restructuring, Margo changed its corporate name to Margo Caribe, Inc.

PRINCIPAL OPERATIONS

For the six months ended June 30, 1998, the Company's business was conducted at two locations in Puerto Rico. For the six months ended June 30, 1997, the Company also operated at another location in South Florida. These operations are described below:

PUERTO RICO OPERATIONS

The Company's operations include Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), and Rain Forest Products Group, Inc. ("Rain Forest"), all Puerto Rico corporations.

The Company's principal operation in Puerto Rico is conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company.

The Company also leases a 13 acre nursery facility in Barranquitas, Puerto Rico, where it grows orchids, bromeliads, anthuriums, poincettias and ornamental foliage.

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. The Company produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. As a bona fide agricultural enterprise, the Company enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor of Sunniland Corporation=s fertilizer and pesticide products for Puerto Rico and the Caribbean.

Rain Forest is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest=s products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

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

The Company has become a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to NURSERY RETAILER magazine. Home Depot will enter the Puerto Rico market with one store opening in early September 1998, and has announced plans to open eight additional stores in Puerto Rico over the next three years.

The Company was recently awarded a landscaping project for the Museum of Art of San Juan (Puerto Rico). This landscaping project is scheduled for commencement during 1999 at an approximate contract price of $650,000.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED JUNE 30, 1998 AND 1997

OVERVIEW

During the first six months of 1998, the Company incurred a net loss of approximately $56,000, or $.03 per share, compared to a net loss of $678,000 or $.36 per share for the same period in 1997.

For the quarter ended June 30, 1998, the Company had net income of approximately $35,000, or $.02 per share, compared to a net loss of $718,000, or $.38 per share for the same period in 1997.

The decreases in net losses for the first six months as well as the quarter ended June 30, 1998 when compared to the same periods in 1997 is principally due to significant charges to cost of sales recorded during the second quarter of 1997. These charges included a substantial write down of inventory due to the anticipated closing of the Company's South Florida operation, effective September 30, 1997. Another significant charge to cost of sales recorded during the second quarter of 1997 was an increase in the Puerto Rico inventory valuation reserve.

SALES

The Company's consolidated net sales for the first six months of 1998 were approximately $2,777,000, compared to $3,726,000 for the same period in 1997, representing a decrease of 25%.

Consolidated net sales for the second quarter of 1998 were approximately $1,468,000, compared to $1,866,000 for the same period in 1997, representing a decrease of 21%.

The sharp decreases in sales for 1998 when compared to the respective periods in 1997 was principally due to significant decreases in sales of landscaping services, reduction in sales volume to one of the Company's major customers and the closing of the Company's South Florida operation.

Sales of landscaping services decreased by approximately $413,000 (42%) and $205,000 (44%) for the six months and the quarter ended June 30, 1998, respectively, when compared to the same periods in 1997. This decrease was due to a reduction in the amount of contracts in progress during 1998.

Sales of lawn and garden products decreased by approximately $318,000 (40%) and $185,000 (45%) for the six months and the quarter ended June 30, 1998, respectively, when compared to the same periods in 1997. The decrease in sales of lawn and garden products was principally due to a reduction in sales volume to one of the Company's major customers.

Sales at the discontinued South Florida operation for the six months and quarter ended June 30, 1997 were approximately $380,000 and $245,000, respectively. Sales of the South Florida operation did not provide any gross profit during 1997.

Conversely, sales of plant material increased by approximately $162,000 (10%) and $237,000 (32%) for the six months and the quarter ended June 30, 1998, respectively, when compared to the same periods in 1997. This increase is directly related to a sales contract with the Puerto Rico Department of Transportation and Public Works for approximately $221,000 during the second quarter of 1998.

GROSS PROFITS

The Company's gross profit for the first six months of 1998 was 34%, compared to 17% for the same period in 1997, or an increase of 17%. Gross profit for the second quarter of 1998 was 35%, compared to 2% for the same period in 1997, or an increase of 33%.

The significant increases in gross profit experienced during the six months and the quarter ended June 30, 1998, when compared to the same periods in 1997 is due to a combination of several factors discussed below.

Sales of plant material during the second quarter of 1998 included the sales contract to the Department of Transportation and Public Works, which yielded a favorable profit.

Charges to cost of sales during the first six months of 1998, as a result of increases to the inventory valuation allowance were not significant ($16,000), when compared to the same period in 1997 ($125,000).

During the second quarter of 1997, the Company charged approximately $340,000 to cost of sales (in addition to $170,000 which had been previously included in the inventory valuation reserve at December 31, 1996) representing a substantial write down of inventory at the now discontinued South Florida location.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,062,000 and $1,300,000 for the first six months of 1998 and 1997, respectively. This represented an 18% decrease in dollar terms and a 3% increase as a percentage of sales (due to decrease in sales during 1998). The decrease in SG&A for the first six months of 1998, when compared to the same period in 1997 is due to significant decreases in shipping and warehousing costs. The discontinued South Florida operation incurred approximately $65,000 in SG&A during the first six months of 1997.

SG&A for the second quarter of 1998 were approximately $513,000, compared to $735,000 for the same period in 1997. This represented a 30% decrease in dollar terms and a 4% decrease over 1997 as a percentage of sales. The decrease in SG&A for the second quarter of 1998 when compared to the same period in 1997 is also due to decreases in shipping and warehousing costs. The discontinued South Florida operation incurred approximately $39,000 in SG&A during the second quarter of 1997.

OTHER INCOME AND EXPENSES

The increase in interest income for the first six months and the second quarter ended June 30, 1998 when compared to the same periods in 1997, is due to higher yields obtained during 1998 with similar investments. The decrease in interest expense for 1998 compared to 1997 is the result of reductions in the outstanding principal balances of long-term debt.

FINANCIAL CONDITION

The Company's financial condition at June 30, 1998 remains comparable with that of December 31, 1997. The Company's current ratio continues to be strong, with a ratio of 5.8 to 1 at June 30, 1998, compared to 4.6 to 1 at December 31, 1997.

At June 30, 1998, the Company had cash of approximately $1,150,000 and short term investments of $500,000, compared to cash of $1,230,000 and short term investments of $500,000 at December 31, 1997. The decrease in cash at June 30, 1998 is principally due to cash flows provided by operations ($165,000), offset by cash outflows resulting from additions to property and equipment ($163,000), repayment of long-term debt ($74,000) and acquisition of treasury stock ($47,500).

As a result of decreases in trade payables and long-term debt at June 30, 1998, the Company's debt to equity ratio improved to 15.1% compared to 18.9% at December 31, 1997.

Stockholders' equity at June 30, 1998 decreased due to results of operations for the first six months of 1998. Stockholders' equity also decreased by $47,500 from the acquisition of treasury stock as a result of the exercise of statutory dissenters rights by shareholders in connection with the reincorporation of the Company. There were no dividends declared nor issuance of capital stock during the six months ended June 30, 1998.

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

Due to the nature of the Company's operations, management as well as the Company's external consultant both understand that year 2000 compliance will not pose significant operational problems for its computer system. The Company has completed a review and evaluation of its hardware and software systems, and is in process of performing modifications to its software programs and applications. While the Company has not initiated formal communications with its suppliers, management also anticipates there will not be any major year 2000 compliance issues with them due to the nature of the Company's operations and due to the fact that the Company does not order or communicate with its suppliers using any computer based information system.

The Company estimates that the total cost of being year 2000 compliant will not exceed $75,000, and will be funded through operating cash flows. The Company anticipates being year 2000 compliant by late September 1999.

The costs of and completion date on which the Company believes it will be year 2000 compliant are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on May 29, 1998. At this meeting, shareholders were asked to vote on five proposals. Quorum at the meeting consisted of 1,799,231 shares or 96% of 1,875,322 total outstanding common shares. The proposals, together with voting results were as follows:

                                                                     BROKER
          PROPOSAL                   FOR       AGAINST   ABSTAIN    NON-VOTES
-------------------------         ---------    -------   -------    ---------
1. Election of five Directors     1,798,781       450         0           0
2. Plan of Reorganization for
   holding company structure      1,455,682     2,450     1,900     339,199
3. Change in corporate name       1,797,431       100     1,700           0
4. 1998 Stock Option Plan         1,455,682       600     3,900     339,049
5. Ratification of Deloitte &
   Touche LLP as external
   auditors                       1,797,381       350     1,500           0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            (i) Form of Common Stock Certificate (incorporated herein by reference to exhibit number 4.1 of the Company's Registration Statement on Form S-8 (No. 333-59619) filed with SEC on July 22, 1998.

            (ii) 1998 Stock Option Plan (incorporated herein by reference to exhibit number 4.2 of the Company's Registration Statement on Form S-8 (No. 333-59619) filed with the SEC on July 22, 1998.

            (iii) Form of Stock Option Agreement (incorporated herein by reference to exhibit number 4.3 of the Company's Registration Statement on Form S-8 (No. 333-59619) filed with the SEC on July 22, 1998.

            (iv)  Financial Data Schedule (for SEC use only).

        (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1998:

            (i) Report on Form 8-K, dated June 1, 1998, reporting under Items 2 and 5 completion of holding company reorganization and change of corporate name to Margo Caribe, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARGO CARIBE, INC.

Date:  AUGUST 14, 1998                 BY:  /s/ MICHAEL J. SPECTOR
      ----------------                 ----------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date:  AUGUST 14, 1998                 BY:  /s/ ALFONSO ORTEGA
      ----------------                 ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer