Form 10-Q
period 1998-09-30
MARGO CARIBE INC
filed 1998-11-16
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-15336

                               MARGO CARIBE, INC.

                -------------------------------------------------
                A Puerto Rico Corporation - I.R.S. No. 66-0550881

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

                             YES  [X]       NO [ ]

     The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of November 13, 1998.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        4

          Consolidated Statements of Operations              5

          Consolidated Statement of Shareholders'
           Equity                                            6

          Consolidated Statements of Cash Flows              7

          Notes to Consolidated Financial Statements         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                 21

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                  22

ITEM 2.  CHANGES IN SECURITIES                              22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                    22
          OF SECURITIES HOLDERS

ITEM 5.  OTHER INFORMATION                                  22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   22

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


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997


                                    ASSETS

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1998               1997
                                                              (UNAUDITED)        (AUDITED)
                                                             -------------      -----------
Current assets:
  Cash and equivalents                                         $ 1,056,005      $ 1,230,250
  Short term investments                                           500,000          500,000
  Accounts receivable, net (including $367,000
    in 1998 related to claims arising from
    Hurricane Georges)                                           1,237,260        1,050,949
  Inventories                                                    1,832,113        2,438,128
  Prepaid expenses and other current assets                         82,627          101,792
                                                               -----------      -----------
    Total current assets                                         4,708,005        5,321,119

Property and equipment, net                                      2,088,313        2,419,595
Non-interest bearing note due from shareholder                     290,226          291,481
Notes receivable                                                   607,413          860,982
Other assets                                                        51,973           58,911
                                                               -----------      -----------
    Total assets                                               $ 7,745,930      $ 8,952,088
                                                               ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                       $    47,200      $   117,694
  Notes payable                                                    500,000          500,000
  Accounts payable                                                 566,075          388,318
  Accrued expenses (including $424,457 in
    1998 related to Hurricane Georges)                             571,859          163,213
                                                               -----------      -----------
    Total current liabilities                                    1,685,134        1,169,225

Long-term debt                                                     211,150          252,883
                                                               -----------      -----------
    Total liabilities                                            1,896,284        1,422,108
                                                               -----------      -----------

Commitments and contingencies                                         --               --

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                                 --               --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,875,322 shares outstanding in 1998
  (1,895,322 in 1997)                                                1,915            1,915
 Additional paid-in capital                                      4,637,706        4,637,706
 Retained earnings                                               1,306,313        2,939,147
 Treasury stock, 39,800 common shares in 1998
  (19,800 in 1997), at cost                                        (96,288)         (48,788)
                                                               -----------      -----------
    Total shareholders' equity                                   5,849,646        7,529,980
                                                               -----------      -----------
    Total liabilities and shareholders' equity                 $ 7,745,930      $ 8,952,088
                                                               ===========      ===========


See accompanying notes to consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods ended September 30, 1998 and 1997
                                   (Unaudited)


                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE  MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   --------------------------------
                                                    1998             1997             1998              1997
                                                    ----             ----             ----              ----
Net sales                                        $ 1,012,722      $ 1,355,690      $ 3,789,737      $ 5,081,715
Cost of sales                                        895,399        1,111,651        2,726,391        4,204,612
                                                 -----------      -----------      -----------      -----------
 Gross profit                                        117,323          244,039        1,063,346          877,103
Selling, general and administrative expenses         497,661          724,999        1,560,070        2,024,910
                                                 -----------      -----------      -----------      -----------
    Loss from operations                            (380,338)        (480,960)        (496,724)      (1,147,807)
                                                 -----------      -----------      -----------      -----------

Other income (expense):

  Interest income                                     30,347           15,852           90,324           51,645
  Interest expense                                   (16,228)         (19,821)         (49,707)         (59,708)
  Loss from damages caused
    by Hurricane Georges                          (1,009,039)            --         (1,009,039)            --
  Gain on sale of land                                  --            402,257             --            402,257
  Write-down of note receivable                     (201,621)            --           (201,621)            --
  Miscellaneous income                                  --             15,733           33,933            9,144
                                                 -----------      -----------      -----------      -----------

                                                  (1,196,541)         414,021       (1,136,110)         403,338
                                                 -----------      -----------      -----------      -----------

Loss before provision for income tax              (1,576,879)         (66,939)      (1,632,834)        (744,469)

Income tax provision                                    --               --               --               --
                                                 -----------      -----------      -----------      -----------

Net loss                                         $(1,576,879)     $   (66,939)     $(1,632,834)     $  (744,469)
                                                 ===========      ===========      ===========      ===========

Net loss per common share                        $      (.84)     $      (.04)     $      (.87)     $      (.39)
                                                 ===========      ===========      ===========      ===========

Weighted average number of common shares           1,875,322        1,895,322        1,879,767        1,895,322
                                                 ===========      ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 1998
                                   (Unaudited)


                                      COMMON         COMMON     ADDITIONAL
                                      STOCK          STOCK        PAID-IN         RETAIN         TREASURY
                                      SHARES         AMOUNT       CAPITAL         EARNINGS         STOCK           TOTAL
                                    ----------      -------     -----------     -----------      ---------      -----------
Balance at December 31, 1997         1,895,322      $ 1,915     $ 4,637,706     $ 2,939,147      $ (48,788)     $ 7,529,980

Acquisition of treasury stock,
  at cost                              (20,000)        --              --              --          (47,500)         (47,500)

Net loss                                  --           --              --        (1,632,834)          --         (1,632,834)
                                   -----------      -------     -----------     -----------      ---------      -----------
Balance at September 30, 1998        1,875,322      $ 1,915     $ 4,637,706     $ 1,306,313      $ (96,288)     $ 5,849,646
                                   ===========      =======     ===========     ===========      =========      ===========


          See accompanying notes to consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                1998            1997
                                                                             -----------    ------------
Cash flows from operating activities:
  Net loss                                                                   $(1,632,834)   $  (744,469)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                372,871        362,961
    Provision for uncollectible receivables                                       36,000           --
     Increase in inventory valuation reserve                                      30,000        158,000
     Write-off of inventory                                                         --          340,000
     Realized loss on translation adjustment                                        --            9,164
    Write-down of note receivable                                                201,621           --
    Gain on sale of land                                                            --         (402,257)
    Estimated loss of unsalable and damaged
       inventory from hurricane                                                  650,000           --
    Estimated costs of clean-up, restoration
       and debris removal                                                        424,457           --
    Insurance proceeds receivable on claims
      related to hurricane                                                      (367,000)          --
    Loss on property destroyed by hurricane                                      171,039           --
     Changes in assets and liabilities affecting cash flows from operating activities:
      Accounts receivable                                                        144,689          4,941
      Inventories                                                                (73,985)      (258,733)
      Prepaid expenses and other current assets                                   19,165         16,579
      Other assets                                                                 6,938          8,355
      Accounts payable                                                           177,757       (147,585)
      Accrued expenses                                                            (3,863)       (17,601)
      Income tax payable                                                            --          (23,492)
                                                                             -----------    -----------
    Net cash provided by (used in) operating
      activities                                                                 156,855       (694,137)
                                                                             -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of land                                                        --          784,612
  Decrease in short term investments                                                --          504,000
  Additions to property, plant and equipment                                    (212,628)       (87,708)
  Decrease (increase) in notes receivable                                         40,000         (6,800)
  Decrease in note due from shareholder                                            1,255           --
                                                                             -----------    -----------
    Net cash provided by (used in) financing
       activities                                                               (171,373)     1,194,104
                                                                             -----------    -----------
Cash flows from financing activities:
  Acquisition of treasury stock                                                  (47,500)          --
  Repayment of long-term debt                                                   (112,227)      (111,648)
                                                                             -----------    -----------

    Net cash used in financing activities                                       (159,727)      (111,648)
                                                                             -----------    -----------

Net increase (decrease) in cash                                                 (174,245)       388,319
Cash and equivalents at beginning of year                                      1,230,250        946,490
                                                                             -----------    -----------

Cash and equivalents at end of period                                        $ 1,056,005    $ 1,334,809
                                                                             ===========    ===========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

For the nine months ended September 30, 1998, these interim consolidated financial statements include the financial statements of Margo Caribe, Inc. (formerly Margo Nursery Farms, Inc.) and its wholly owned subsidiaries, Margo Nursery Farms, Inc. (formerly Interim Margo, Inc.), Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Margo Development Corporation and Rain Forest Products Group, Inc. See "REINCORPORATION AS PUERTO RICO CORPORATION AND HOLDING COMPANY REORGANIZATION" under ITEM 2, herein. For the nine months ended September 30, 1997, these interim financial statements also include the financial statements of Margo Bay Farms, Inc., a former wholly owned subsidiary which operated in South Florida through September 30, 1997. See "PRINCIPAL OPERATIONS" under ITEM 2, herein.

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

The inventory valuation allowance is an estimate which is established through charges to cost of sales. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowances at September 30, 1998 and December 31, 1997 were $330,000 and $300,000, respectively.

Set forth below is the movement of the inventory valuation allowance for the nine months ended September 30, 1998:

             DESCRIPTION                          AMOUNT
  ----------------------------------              ------
  Beginning balance, January 1, 1998             $300,000

  Provisions                                       30,000
                                                 --------
  Ending balance, September 30, 1998             $330,000
                                                 ========

At September 30, 1998, the Company also recorded a provision for estimated losses of unsalable and damaged inventory of $650,000, as a result of Hurricane Georges (see Note 3).

NOTE 3 - HURRICANE GEORGES

On September 21, 1998, Puerto Rico was struck by Hurricane Georges, a category 3 hurricane on the Saffir/Simpson scale. The hurricane severely damaged a portion of the Company's facilities (shadehouses) and inventory of plant material.

At September 30, 1998, as a result of the damages caused by the hurricane, the Company recorded the following loss:

            DESCRIPTION                             AMOUNT
  -------------------------------                   ------
  Estimated loss of unsalable and
    damaged inventory                              $650,000
  Estimated costs of clean-up,
    restoration and debris removal                  555,000
  Book value of property destroyed                  171,039
                                                  ---------
                                                  1,376,039
  Less:  Insurance proceeds receivable
         (subsequently collected)                  (367,000)
                                                 ----------
  Loss from damages caused by the hurricane      $1,009,039
                                                 ==========

At September 30, 1998, the Company had one claim under review by an insurer and various pending claims which were not subject to a reasonable estimate.

NOTE 4 - COMPREHENSIVE INCOME

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

NOTE 5 - NOTES RECEIVABLE

The Company owns a note receivable with an outstanding principal balance of $996,962, from the sale of Cariplant S.A. (a former Dominican Republic subsidiary) to Altec International, C. por A. ("Altec"), another Dominican Republic company. The note is collateralized by the common stock and personal guarantee of the major shareholder of Cariplant.

From the inception of the note in March 1993, the Company received several payments through December 1995. However, Altec has been unable to comply with the terms of the note.

Due to the unfavorable collection experience as well as the difficulties of operating in the Dominican Republic, in 1994 Company management wrote down the carrying amount of the note to $316,000 ($301,621 at June 30, 1998), representing the estimated value of Cariplant's land and related improvements, including buildings, shadehouses, and fixed and installed equipment.

On February 12, 1997, the Company obtained a second mortgage on Cariplant's property and equipment and entered into an agreement with Altec to modify the repayment terms of the unpaid principal balance of $996,962, with payments of principal and interest commencing in the year 2000. Payment of interest on the note was waived through January 1, 2000.

On September 23, 1998, the Dominican Republic was struck by Hurricane Georges. It is the Company's understanding that Cariplant's facilities were severely damaged or destroyed. As a result of the damages caused by the hurricane, the Company determined to write down the carrying value of the note to $100,000. The write down, amounting to $201,621 was included as an other expense in the accompanying consolidated statements of operations for the quarter and the nine months ended September 30, 1998.

At September 30, 1998 and December 31, 1997, notes receivable included the following:

          DESCRIPTION                                     1998            1997
----------------------------------                       --------       --------

Note receivable from Altec                               $100,000       $301,621

8% mortgage note, collateralized by
 land in South Florida, with interest
 payments due monthly and principal
 due in a balloon payment on November
 28, 2000.  See "PRINCIPAL OPERATIONS"
 under ITEM 2, herein                                     475,000        475,000

10% note, collateralized by real
 property                                                  26,331         26,331

8% notes, due on demand, personally
 guaranteed by present and former
 Company personnel                                          6,082         58,030
                                                         --------       --------
                                                         $607,413       $860,982
                                                         ========       ========

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 1998 and December 31, 1997 property and equipment consisted of the following:

           DESCRIPTION                                1998              1997
 ---------------------------------                -----------       -----------

Leasehold improvements                            $ 1,585,240       $ 1,860,754
Equipment and fixtures                              1,492,911         1,504,103
Transportation equipment                              376,166           747,180
Buildings                                             224,327           224,327
                                                  -----------       -----------
                                                    3,678,644         4,336,364
Less accumulated depreciation and
 amortization                                      (1,590,331)       (1,916,769)
                                                  -----------       -----------
                                                  $ 2,088,313       $ 2,419,595
                                                  ===========       ===========


NOTE 7 - NET LOSS PER COMMON SHARE

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the relevant periods. For the nine months ended September 30, 1998 and 1997, weighted average number of common shares outstanding were 1,879,767 and 1,895,322, respectively. For the three months ended September 30, 1998 and 1997, weighted average number of common shares outstanding were 1,875,322 and 1,895,322, respectively.

NOTE 8 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a) NON-CASH INVESTING ACTIVITIES During the nine months ended September 30, 1998, accrued bonuses amounting to $11,948 were applied to outstanding notes receivable owed by Company personnel and fully depreciated equipment amounting to $505,070 was written off.

b) OTHER CASH FLOW TRANSACTIONS Other cash flow transactions for the nine months ended September 30 1998 and 1997, include interest payments amounting to approximately $49,700 and $60,300, respectively. Income tax payments for the nine months ended September 30, 1997 amounted to approximately $23,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Margo Caribe, Inc. and its subsidiaries, (collectively, the "Company") are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, sales of lawn and garden products and also provides landscaping design and installation services. During 1998, the Company has also been engaged in seeking sites for the development of residential housing projects.

REINCORPORATION AS PUERTO RICO CORPORATION AND HOLDING COMPANY REORGANIZATION

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

Furthermore, effective June 1, 1998, following shareholder approval, the Company adopted a holding company structure. The restructuring was accomplished by means of Margo Nursery Farms, Inc. ("Margo", the parent company before the restructuring), transferring substantially all of its assets and liabilities to Interim Margo, Inc. ("Newco", a newly formed Puerto Rico subsidiary) in return for all the outstanding stock of Newco. Newco continued to conduct the nursery business previously conducted by Margo as a wholly-owned subsidiary of Margo and operates under the name of Margo Nursery Farms, Inc. Margo now acts as the holding company for Newco as well as the other existing subsidiaries of Margo. In connection with the holding company restructuring, Margo changed its corporate name to Margo Caribe, Inc.

PRINCIPAL OPERATIONS

For the nine months ended September 30, 1998 and 1997, the Company's business was conducted at two locations in Puerto Rico. For the nine months ended September 30, 1997, the Company also operated at another location in South Florida. These operations are described below:

PUERTO RICO OPERATIONS

The Company's operations include Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), and Margo Development Corporation ("Development") all Puerto Rico corporations.

The Company's principal operation in Puerto Rico is conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company.

The Company also leases a 13 acre nursery facility in Barranquitas, Puerto Rico, where it grows orchids, bromeliads, anthuriums, poinsettias and ornamental foliage.

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

Development is presently engaged in seeking sites for future development of residential housing projects.

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

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to NURSERY RETAILER magazine. Home Depot entered the Puerto Rico market with one store opening in September 1998, and has announced plans to open eight additional stores in Puerto Rico over the next three years.

The Company was recently awarded a contract for approximately $579,000 by the Municipality of San Juan for the purchase of trees in connection with an ongoing reforestation program.

The Company was also awarded a landscaping project for the Museum of Art of San Juan (Puerto Rico). This landscaping project is scheduled for commencement during 1999 at an approximate contract price of $650,000.

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

At November 13, 1998, the Company was in process of formalizing an option agreement for the purchase of approximately 20 acres of land near the Municipality of Loiza, Puerto Rico.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW

During the nine months ended September 30, 1998, the Company incurred a net loss of approximately $1,633,000, or $.87 per share, compared to a net loss of $744,000 or $.39 per share for the same period in 1997.

For the quarter ended September 30, 1998, the Company incurred a net loss of approximately $1,577,000, or $.84 per share, compared to a net loss of $67,000, or $.04 per share for the same period in 1997.

The increase in net losses for the nine months as well as the quarter ended September 30, 1998 is principally due to losses sustained as a result of Hurricane Georges, which struck Puerto Rico on September 21, 1998. At September 30, 1998, the Company estimated these losses at approximately $1,376,000 (including facilities and inventory of plant material) reduced by proceeds of $367,000 received from one of the Company's insurers during October 1998.

SALES

The Company's consolidated net sales for the nine months ended September 30, 1998 were approximately $3,790,000, compared to $5,082,000 for the same period in 1997, representing a decrease of 25%.

Consolidated net sales for the third quarter of 1998 were approximately $1,013,000, compared to $1,356,000 for the same period in 1997, also representing a decrease of 25%.

The sharp decreases in sales for 1998 when compared to the respective periods in 1997 was principally due to significant decreases in sales of landscaping services, reduction in sales volume to one of the Company's major customers and the closing of the Company's South Florida operation.

Sales of landscaping services decreased by approximately $513,000 (39%) and $100,000 (30%) for the nine months and the quarter ended September 30, 1998, respectively, when compared to the same periods in 1997. This decrease was due to a reduction in the amount of contracts in progress during 1998.

Sales of lawn and garden products decreased by approximately $529,000 (44%) and $211,000 (51%) for the nine months and the quarter ended September 30, 1998, respectively, when compared to the same periods in 1997. The decrease in sales of lawn and garden products was principally due to a reduction in sales volume to one of the Company's major customers (Masso Expo Corp.).

Sales at the discontinued South Florida operation for the nine months and quarter ended September 30, 1997 were approximately $496,000 and $85,000, respectively. Sales of the South Florida operation did not provide any gross profit during 1997.

Conversely, sales of plant material increased by approximately $215,000 (10%) for the months ended September 30, 1998, when compared to the same period in 1997. This increase is directly related to a sales contract with the Puerto Rico Department of Transportation and Public Works for approximately $221,000 during the second quarter of 1998. Sales of plant material for the third quarter of 1998 were comparable to those of the third quarter of 1997.

GROSS PROFITS

The Company's gross profit for the nine months ended September 30, 1998 was 28%, compared to 17% for the same period in 1997, or an increase of 11%.

The significant increase in gross profit experienced during the nine months ended September 30, 1998, when compared to the same period in 1997 is due to a combination of several factors discussed below.

Sales of plant material during the second quarter of 1998 included the sales contract to the Department of Transportation and Public Works, which yielded a favorable profit.

Charges to cost of sales during the nine months ended September 30, 1998, as a result of increases to the inventory valuation allowance were significantly lower ($30,000), when compared to the same period in 1997 ($158,000).

During the second quarter of 1997, the Company charged approximately $340,000 to cost of sales (in addition to $170,000 which had been previously included in the inventory valuation reserve at December 31, 1996) representing a substantial write down of inventory at the now discontinued South Florida location.

Gross profit for the quarter ended September 30, 1998 was 12% compared to 18% for the same period in 1997. The decrease in gross profit of 6% for the quarter ended September 30, 1998 was due in part, to the disposition of unsalable plant material as a result of a physical inventory performed as of August 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,560,000 and $2,025,000 for the nine months ended September 30, 1998 and 1997, respectively. This represented a 23% decrease in dollar terms and a 1% increase as a percentage of sales

(due to decrease in sales during 1998). The decrease in SG&A for the nine months ended September 30, 1998, when compared to the same period in 1997 is principally due to significant decreases in shipping and warehousing costs. The discontinued South Florida operation incurred approximately $209,000 in SG&A during the nine months ended September 30, 1997.

SG&A for the third quarter of 1998 were approximately $498,000, compared to $725,000 for the same period in 1997. This represented a 31% decrease in dollar terms and a 4% decrease over 1997 as a percentage of sales. The decrease in SG&A for the third quarter of 1998 when compared to the same period in 1997 is also due in part, to decreases in shipping and warehousing costs. The discontinued South Florida operation incurred approximately $143,000 in SG&A during the third quarter of 1997.

OTHER INCOME AND EXPENSES

The increase in interest income for the nine months and the third quarter ended September 30, 1998 when compared to the same periods in 1997, is due to higher yields obtained during 1998 with similar investments. The decrease in interest expense for 1998 compared to 1997 is the result of reductions in the outstanding principal balances of long-term debt.

In connection with closing of the Company's South Florida operation, on September 29, 1997, the Company sold a 54 acre nursery farm at this location for $800,000, resulting in a gain of approximately $402,000.

HURRICANE GEORGES

As previously mentioned, Hurricane Georges struck Puerto Rico on September 21, 1998. As with other hurricanes, the agricultural industry was the hardest hit. At its Vega Alta facilities, the Company suffered moderate damage to all of its fabricated steel structures (shadehouses) and near total destruction of all its wooden shadehouses and its irrigation systems. Total property written down as a result of the damages had a book value of approximately $171,000 at September 30, 1998. At its Barranquitas (leased) facilities, moderate damage was also sustained to a portion of its pulling cable shadehouses and its irrigation system, however, all of the shadecloth covers were blown away. As of November 13, 1998, the Company was still in the process of restoring both of its facilities, and has estimated clean-up, restoration and debris removal at approximately $555,000.

The Company's inventory of lawn and garden products did not suffer any damages. However, inventory of plant material sustained significant damages as a result of damage and destruction to shadehouses at both Company locations. The Company has determined it is not practical nor feasible to perform a physical inventory at this time in order to determine losses of plant material, since damage to various varieties is not yet fully visible. However, based on preliminary reviews and evaluations of the plant material inventories at both locations, the Company has estimated the loss of plant material at approximately $650,000 as of September 30, 1998.

The Company has been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

As of November 13, 1998, the Company had received $367,000 from one of its insurers for property damages. The Company also has another claim of approximately $300,000 which is in the process of being reviewed by another insurance company for payment. In addition, the Company has filed claims with the Puerto Rico Department of Agriculture as well as the United States Department of Agriculture for monetary assistance regarding infrastructure, uninsured crops and debris removal at both locations. However, a reasonable estimate of assistance to be provided cannot be made at this time.

WRITE DOWN OF NOTE RECEIVABLE

On September 23, 1998, Hurricane Georges struck the Dominican Republic. The Company owns a note receivable (refer to Note 5 to the accompanying consolidated financial statements) from the sale of a former subsidiary to a Dominican Republic company, with a carrying value of approximately $302,000 as of June 30, 1998. The note has been in default since December 1995 and is collateralized by a second mortgage on property and equipment. It is the Company's understanding that those facilities were severely damaged or destroyed. As a result of the damages caused by the hurricane, the Company determined to write down the carrying value of the note to $100,000. The write down, amounting to $201,621 was included as an other expense in the accompanying consolidated statements of operations for the quarter and nine months ended September 30, 1998.

FINANCIAL CONDITION

Although, the Company's financial condition at September 30, 1998 was affected by the damages caused by Hurricane Georges, the Company's current ratio continues to be strong, with a ratio of 2.8 to 1 at September 30, 1998, compared to 4.6 to 1 at December 31, 1997.

At September 30, 1998, the Company had cash of approximately $1,056,000 and short term investments of $500,000, compared to cash of $1,230,000 and short term investments of $500,000 at December 31, 1997. The decrease in cash at September 30, 1998 is principally due to cash flows provided by operations ($158,000) and collection of notes receivable ($40,000), offset by cash outflows resulting from additions to property and equipment ($213,000), repayment of long-term debt ($112,000), and acquisition of treasury stock ($47,500).

Increase in current liabilities resulted from the accrual of approximately $424,500 in estimated expenses incurred in connection with Hurricane Georges. As a result the Company's debt to equity ratio at September 30, 1998 was 31%, compared to 19% at December 31, 1997.

Stockholders' equity at September 30, 1998 decreased due to results of operations for the nine months ended September 30, 1998. Stockholders' equity also decreased by $47,500 from the acquisition of treasury stock as a result of the exercise of statutory dissenters rights by shareholders in connection with the reincorporation of the Company. There were no dividends declared nor issuance of capital stock during the nine months ended September 30, 1998.

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

Not applicable,

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27   Financial Data Schedule

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MARGO CARIBE, INC.

Date:  NOVEMBER 13, 1998                 BY: /s/ MICHAEL J. SPECTOR
      ------------------                 ------------------------------
                                             Michael J. Spector,
                                             President and Chief
                                             Executive Officer

Date:  NOVEMBER 13, 1998                  BY: /s/ ALFONSO ORTEGA
      ------------------                  -----------------------------
                                             Alfonso Ortega,
                                             Vice President, Treasurer,
                                             Principal Financial and
                                             Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

27        Financial Data Schedule