Form 10-K
period 1998-12-31
MARGO CARIBE INC
filed 1999-03-31
CIK 808493

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $2,315,070 based on the last sales price of $35/8 per share on March 15, 1999 and 638,640 shares held by non-affiliates.

The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of March 15, 1999.
================================================================================

                               MARGO CARIBE, INC.

                         1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I

ITEM 1.  BUSINESS.................................................................................................1

ITEM 2.  PROPERTIES...............................................................................................7

ITEM 3.  LEGAL PROCEEDINGS....................................................................................... 8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................... 8

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS................................................................................... 9

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION....................................................................12

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK................................................................................................18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................................18

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................19

ITEM 11.  EXECUTIVE COMPENSATION.................................................................................21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..........................................................................................23

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................25

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K..........................................................................................26

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The principal business of Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") is the production and distribution of tropical and flowering plants, the sale and distribution of lawn and garden products as well as landscaping design and installation services. During 1998, the Company was also engaged in seeking sites for the development of residential housing projects.

     Effective December 31, 1997, the Company changed its jurisdiction of incorporation from Florida to the Commonwealth of Puerto Rico. The reincorporation was accomplished by means of the merger of the Florida corporation into a newly created Puerto Rico corporation. As part of the merger, the Puerto Rico corporation changed its name to Margo Nursery Farms, Inc., and continued to operate the business previously conducted by the Florida corporation with the same officers and directors.

     Effective June 1, 1998, the Company adopted a holding company structure. The restructuring was accomplished by means of Margo Nursery Farms, Inc. ("Margo") transferring substantially all of its assets and liabilities to a newly formed Puerto Rico subsidiary ("Newco"), in return for all the outstanding stock of Newco. Newco continues to conduct the business previously operated by Margo as a wholly-owned subsidiary of Margo and operates under the name of Margo Nursery Farms, Inc. Margo now acts as the holding company for Newco as well as the other existing subsidiaries of Margo. In connection with the holding company restructuring, Margo changed its corporate name to Margo Caribe, Inc.

PRINCIPAL OPERATIONS

     During 1998 and 1997, the Company conducted operations in the Commonwealth of Puerto Rico ("Puerto Rico"). During 1997 the Company also conducted operations in South Florida. These operations are described below.

PUERTO RICO OPERATIONS

     The Company's operations in Puerto Rico are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Puerto Rico Nursery Farm" herein. The 13 acre facility in the Municipality of Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

     The Company's operations in Puerto Rico include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), and Margo Development Corporation, all Puerto Rico corporations.

     Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In Vega Alta, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. In Barranquitas, Nursery Farms produces orchids, bromeliads, anthuriums, spathiphylum and poincettias. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. As a bona fide agricultural enterprise, Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

      Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

     Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products as well as DEROMA Italian terracotta pottery for Puerto Rico and the Caribbean.

     Rain Forest is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

     Margo Development Corporation, incorporated in January 1998, has been engaged in seeking real estate sites for the development of residential projects in Puerto Rico.

SOUTH FLORIDA OPERATIONS

     After resuming sales in 1994 following the damage caused by Hurricane Andrew, the South Florida operation (Margo Bay Farms, Inc.) was not able to obtain adequate sales levels sufficient to make the operation feasible.

     On August 15, 1997, after a review of past and present performance of the South Florida operation, and in view of the strong competition in that market, the Company's Board of Directors determined to close this operation effective September 30, 1997, and dispose of all related assets. On September 29 and November 28, 1997, the Company sold the two nursery farms (a 54 acre and a 20 acre parcel) which comprised the Company's facilities in South Florida.

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

     The Company's products are either field grown or container grown, depending on the variety of plants and where they are grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Company produces both field and container grown material, as well as flowering, bedding plants and hanging baskets.

MARKETING

     The Company's marketing efforts have been primarily directed at customers throughout Puerto Rico and the Caribbean.

     The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company targets construction and government projects which require extensive landscaping. In addition, Margo Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico, such as The Home Depot,

WalMart, Kmart, and Masso Expo) the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 1998, 1997 and 1996, the Company's single largest customer, Masso Expo (formerly Builders Square) accounted for approximately 13%, 24%, and 27% , respectively, of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

FINANCIAL INFORMATION RELATING TO PRINCIPAL OPERATIONS

     The following table sets forth information regarding operations at each of the Company's operating locations for the years ended December 31, 1998, 1997 and 1996 as well as information regarding assets by location as of December 31, 1998, 1997 and 1996. The information is provided after the elimination of intercompany transactions.

                                                                1998         1997          1996
                                                                ----         ----          ----
                                                                       (Amounts in 000's)
SALES BY LOCATION:

     South Florida                                               $      -      $   478       $   471
     Puerto Rico:
       Plants                                                       3,019        2,957         3,192
       Lawn and garden products                                       862        1,390         1,429
       Landscaping                                                  1,468        1,724         1,017
                                                                 --------      -------      --------
                                                                 $  5,349       $6,549       $ 6,109
                                                                 ========       ======       =======

OPERATING PROFIT (LOSS) BY LOCATION:

     South Florida                                              $       -      $  (517)      $   (95)
     Puerto Rico                                                     (397)        (722)          102
                                                                  -------      -------       -------
                                                                 $   (397)    $ (1,239)     $      7
                                                                 =========    =========     ========

IDENTIFIABLE ASSETS BY LOCATION:

     Puerto Rico                                                $   7,990      $ 8,952      $  8,022
     South Florida                                                      -            -         2,370
     Netherlands                                                       -             -             4
                                                               ----------    ---------    ----------
                                                                 $  7,990      $ 8,952      $ 10,396
                                                                 ========      =======      ========

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

EMPLOYEES

     At December 31, 1998, the Company had 138 full time employees, of which 120 were directly involved in nursery production activities, and 18 in sales, accounting and administration. None of its employees are represented by a union.

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

     The Company's operations are subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's personnel are paid at or just above the federal minimum wage level and, accordingly, changes in such minimum wage rate have an adverse effect on the Company's labor costs.

NATURAL HAZARDS

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of March 30, 1999, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

INDUSTRY SEGMENTS

     The Company has three reportable segments identified by line of business: the production and marketing of tropical and flowering plants, the sale of related lawn and garden products and the provision of landscaping services. Certain financial information concerning this industry segment is set forth in
Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and in the Company's Consolidated Financial Statements included as Item 8 to this Annual Report on Form 10-K.

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

     During March 1999, the Company leased two additional parcels of land (approximately 320 acres) from the Puerto Rico Land Authority. The Company intends to relocate its existing Vega Alta facilities and corporate offices to this property, as well as to use this additional land to increase the Company's volume of field grown material and to diversify within the nursery business by growing turf (sod).

     The Company was recently awarded a contract for approximately $668,000 by the Municipality of San Juan for the purchase of trees in connection with an ongoing reforestation program.

     The Company was also awarded a landscaping project for the Puerto Rico Art Museum. This landscaping project is scheduled for commencement during 1999 at an approximate contract price of $650,000.

     The Company is also exploring the possibility of diversifying into other activities within Puerto Rico, including but not limited to, real estate development. In this regard, during January 1998, the Company incorporated a new subsidiary, Margo Development Corporation. During 1999, the Company will be seeking to acquire options to purchase and/or purchase real estate sites for the development of residential projects in Puerto Rico. At March 15, 1999, the Company was in process of formalizing an option agreement for the purchase of approximately 20 acres of land near the Municipality of Loiza, Puerto Rico for future real estate development.

INCOME TAXES

FEDERAL TAXES

     As a Florida corporation, through December 31, 1997, the Company was subject to federal income taxes on its worldwide operations. For U.S. income tax purposes, the Company had elected the benefits of Section

936 ("Section 936") of the Internal Revenue Code ("the "Code"), which provided a credit against the Company's income tax liability based generally on a portion of wages paid by the Company in Puerto Rico.

     The Small Business Job Protection Act of 1996 (the "1996 Amendments") enacted into law on August 20, 1996, further amended Section 936 by repealing the credit available under this Section subject to a ten-year grandfather rule applicable only for corporations that were actively conducting a trade or business in Puerto Rico on October 13, 1995. In light of the phase-out of the benefits of Section 936, the Company decided to change its jurisdiction of incorporation to Puerto Rico, where it enjoys substantial tax benefits as discussed below. As a Puerto Rico corporation, effective January 1, 1998, the Company is generally only subject to U.S. income taxation to the extent it is engaged in a trade or business in the United States or receives income from sources in the United States.

PUERTO RICO TAXES

     The Company is also subject to Puerto Rico income taxes from its Puerto Rico operations. Subject to certain limitations, during 1997 and 1996 the Company's federal income tax liability was creditable against its Puerto Rico income tax liability.

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

     Prior to the adoption of the Agricultural Incentives Act, the Company had obtained a grant of tax exemption from the Puerto Rico government under the Puerto Rico Tax Incentives Act of 1987, granting it an exemption from income tax on 90% of its income derived on the Company's export sales from Puerto Rico. The grant expired in 2002. Due to the benefits of Act. No. 225, the Company relinquished the export sales grant.

     Rain Forest obtained a grant of tax exemption for its manufacturing operations from the Puerto Rico Government under the Tax Incentives Act of 1987. The grant provides a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes. The grant is for a period of 15 years, commencing January 1, 1997.

ITEM 2.  PROPERTIES

     During 1998, the Company conducted its operations from nursery facilities located in Puerto Rico.

VEGA ALTA NURSERY FACILITY

     The Company leases a 117 acre nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. The facility, which includes the Company's corporate offices, consists of approximately 1,130,000 square feet of shade houses, propagation and mist facilities, as well as a 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, as well as a home for a field supervisor.

     The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are officers, directors and the major shareholders of the Company, pursuant to a lease agreement dated as of January 1, 1993. The lease provides for an initial term of five years subject to one additional renewal term of five years at the option of the Company. During the initial term of the lease, rent was $19,000 per month. The lease also provides that during the renewal term, the rent increases to the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Under the lease, the Company must pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000.

     On January 1, 1994, the lease agreement was amended to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal or purchase options for this tract of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to such parcel as of the date of termination.

     During the years ended December 31, 1998 and 1997, total lease payments to the Spectors amounted to$309,000 and $249,000, respectively (not including the monthly payments for the option referred to above).

BARRANQUITAS NURSERY FACILITY

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

     For the year ended December 31, 1998, and 1997 total lease payments amounted to $45,000 and $54,000, respectively. Lease payments for 1998 reflect a rent abatement of $15,000 due to damages caused by Hurricane Georges.

NEW VEGA ALTA FACILITY

     On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Government of the Commonwealth of Puerto Rico). The two parcels are adjacent to each other, have a total capacity of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. During the initial term, total lease payments amount to $33,625 per year. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK
HOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

     The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 1998 and 1997. The last reported sales price for the Common Stock on March 15, 1999 was $35/8 per share.

                           1998                          1997
                 ------------------------      ------------------------
QUARTER:             HIGH         LOW              HIGH         LOW
--------             ----         ---              ----         ---
First                 $3         $1 7/8            $3 5/8       $2 1/2
Second                 2 1/2      1 5/16            3            1 1/2
Third                  4          1 7/16            3 3/8        1 3/8
Fourth                 3          2                 2 7/8        1 1/2

     There were approximately 80 holders of record of the common stock as of December 31, 1998. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners.

     On February 27, 1998, the Company purchased 20,000 shares of common stock at a cost of $47,500 in connection with the payment of shares to shareholders who exercised their statutory dissenter's rights in connection with the reincorporation of the Company. As of March 15, 1999, the Company had 1,875,332 shares of common stock outstanding.

     The Company did not pay any dividends on its common stock during 1998 or 1997. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
Earnings Statement Data:                             1998             1997             1996             1995             1994
                                                     ----             ----             ----             ----             ----
   Net Sales                                  $ 5,349,244      $ 6,548,912       $6,108,865       $4,933,718       $3,679,367
   Gross Profit                                 1,726,173        1,365,335        2,137,340        1,777,358        1,467,202
   Selling, general and
     administrative expenses                    2,122,976        2,604,106        2,130,114        2,110,380        1,782,840
   Income (loss) from operations                 (396,803)      (1,238,771)           7,226         (333,022)        (315,638)
   Loss before income tax provision            (1,112,837)        (750,534)        (553,722)        (386,334)        (386,798)
   Net loss                                    (1,112,837)        (750,534)        (577,214)        (396,334)        (510,798)
   Net loss per common share - basic                ($.59)           ($.40)           ($.30)           ($.21)           ($.27)
   Weighted average number of
     common shares outstanding                  1,878,655        1,895,322        1,895,322        1,895,322        1,895,322

Balance Sheet Data:

   Working capital                            $ 3,396,453      $ 4,151,894      $ 4,113,799      $ 5,020,099      $ 5,580,916
   Total assets                                 7,990,208        8,952,088       10,396,211       15,400,582       15,930,657
   Long-term debt                                  85,880          252,883          427,078          354,707          372,424
   Stockholders' equity                         6,369,643        7,529,980        8,271,350        8,848,402        9,244,855

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     For the year ended December 31, 1998, the Company incurred a net loss of approximately $1,113,000, compared to a net loss of $751,000 and $577,000 in 1997 and 1996, respectively. These amounts represent a loss per common share (basic) of $.59, $.40 and $.30 for 1998, 1997 and 1996, respectively.

     The Company's net loss for the year ended December 31, 1998 is primarily the result of three unrelated events experienced during the year. The first of these events was a decrease in sales of approximately $1.2 million, which precluded additional gross profit to absorb selling, general and administrative expenses. The second and third events were non-operational in nature. These included the write-down of approximately $202,000 to the carrying value of a note receivable and a loss of $609,000 as a result of damages caused by Hurricane Georges.

     On September 21, 1998 Hurricane Georges struck Puerto Rico. The hurricane caused moderate to severe damage to the Company's inventory of plant material and its infrastructure at both of its locations in Vega Alta and Barranquitas. Additionally, the Company was not able to resume sales until late October 1998.

     The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. However, as of March 30, 1999, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories nor business interruption coverage for its operations. The Company intends to continue to seek to obtain crop insurance and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be successful in obtaining such coverages.

     During the year ended December 31, 1997 the Company closed its South Florida operation and sold its major assets, represented by two parcels of land. Although the sale of these two properties resulted in a gain of $474,574 for 1997, this gain was more than offset, however, by a loss from operations of $517,000 from the South Florida operation, arising from storage and maintenance costs as well as the write down associated with unsalable inventory and certain other administrative costs related to the closing of the operation. Operations in Puerto Rico during 1997 were negatively impacted by two increases in minimum wage effective September 1996 and 1997, both representing an increase of approximately 21% in production, warehouse and shipping, and landscaping labor costs. All of the Company's production costs (including labor) are capitalized as part of inventory. These wage increases combined with storage and maintenance costs of slow moving inventory caused significant provisions to the inventory valuation reserve in Puerto Rico.

     Operations for the year ended December 31, 1996 were also affected with storage and maintenance costs of slow moving inventory, as well as other events which were non-operational in nature.

RESULTS OF OPERATIONS

SALES

     Consolidated net sales for the year ended December 31, 1998 were approximately $5,349,000, representing a decrease of 18% from sales of $6,549,000 in 1997. This decrease in sales for 1998 was principally due to a reduction in sales of approximately $857,000 to one of the Company's major customers (principally in sales of lawn and garden products), a decrease in the volume of landscaping services of approximately $256,000 and the absence of sales of the discontinued South Florida operation which had sales of approximately $478,000 in 1997. These decreases were offset by increases from new customer base as well as a sales contract with the Puerto Rico Department of Transportation and Public Works of approximately $221,000.

     Consolidated net sales for the year ended December 31, 1997 were approximately $6,549,000, representing a 7% increase from sales of $6,109,000 in 1996. This increase in sales for 1997 was principally due to increased sales of landscaping services of approximately $707,000. The increase in sales of landscaping services was offset by a decrease in sales of plant material of approximately $235,000. This decrease was due to a reduction in sales to two of the Company's major customers during the third and fourth quarters of 1997.

GROSS PROFITS

     The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                           YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                       1998           1997          1996
                                                       ----           ----          ----
Net sales........................................     100.0%         100.0%        100.0%
Cost of sales....................................      67.8           79.2          65.0
                                                      -----          -----         -----
Gross profit.....................................      32.2           20.8          35.0
Selling, general and administrative expenses.....      39.7           39.8          34.9
                                                      -----           ----         -----
Income (loss) from operations....................      (7.5)         (19.0)           .1
Interest income (expense), net...................       1.2            -             (.2)
Other income (expenses) - net....................     (14.5)           7.5          (9.0)
Loss before income tax provision.................     (20.8)         (11.5)         (9.1)
Income tax provision.............................         -              -           (.3)
                                                      -----          -----          ----
Net loss.........................................     (20.8)         (11.5)         (9.4)
                                                      =====          =====          ====

     The table above reflects that consolidated gross profits as a percentage of net sales were approximately 32%, 21%, and 35%, for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's gross profit for the year ended December 31, 1998 was 32% compared to 21% for 1997, representing an aggregate increase of 11%. This increase is principally due to several events experienced during 1997 (as explained below), including but not limited to, significantly lower charges to the inventory valuation reserve (only $30,000 for 1998) and increased margins in sales of lawn and garden products. Sales of landscaping services also resulted in increased margins principally as a result of improved efficiency during 1998.

Gross profit for 1997 (21%) was adversely affected by the following:

     (i) regarding the South Florida operations, during the second quarter of 1997, the Company charged approximately $340,000 (in addition to $170,000 previously included in the inventory valuation reserve at December 31, 1996) to cost of sales, representing a substantial write down of inventory at this location. As result, sales of the South Florida operation did not provide any gross profit during 1997;

     (ii) charges to cost of sales during 1997 also included a provision of $250,000 to the Puerto Rico inventory valuation reserve, arising from storage and maintenance costs associated with overproduction and slow moving inventory; and

     (iii) during 1997, the Company experienced the effect of two minimum wage increases of approximately 21%. Production labor comprised approximately 35% of production costs, being the single highest production cost. Selling prices are controlled by the market, and as inventory is sold and its cost expensed, any increase in its components reduced gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses (SG&A) for 1998 were approximately $2,123,000 compared to $2,604,000 in 1997, representing an 18% decrease. This decrease was due to the non-recurrence of approximately $220,000 incurred at the discontinued South Florida operation during 1997, as well as decreases in shipping, travel and legal services during 1998.

     The Company's SG&A for 1997 were approximately $2,604,000, compared to $2,130,000 in 1996, representing a 22% increase. These increases were due to minimum wage increases, (specifically in warehouse and shipping), increase in repairs and maintenance, as well as professional fees incurred in connection with the Company's reorganization. In addition to the above, certain costs associated with the closing of the South Florida operation were expensed as SG&A during 1997.

OTHER INCOME AND EXPENSE

     The increase in interest income for 1998 when compared to 1997, was due to higher average yields obtained during 1998 with similar investments. The decrease in interest expense for 1998 compared to 1997 was the result of reductions in the outstanding principal balances of long-term debt.

HURRICANE GEORGES

     As previously mentioned, Hurricane Georges struck Puerto Rico on September 21, 1998. As with other hurricanes, the agricultural industry was the hardest hit. At its Vega Alta facilities, the Company suffered moderate damage to all of its fabricated steel structures (shadehouses) and near total destruction of all its wooden shadehouses and its irrigation systems. Total property written down as a result of the damages had a book value of approximately $171,000 at December 31, 1998. At its Barranquitas facilities, moderate damage was also sustained to a portion of its pull and cable shadehouses and its irrigation system, however, all of the shadecloth covers were blown away. As of December 31, 1998 the Company had incurred expenses of approximately $694,000 in connection with clean-up, restoration and debris removal at both locations.

     The Company's inventory of lawn and garden products did not suffer any damages. However, inventory of plant material sustained significant damages as a result of damage and destruction to shadehouses at both Company locations. Inventory destroyed at both of the Company's locations as of December 31, 1998 had a cost of approximately $492,000 and a net realizable value of $362,000.

     As of December 31, 1998, the Company had received approximately $618,000 from its insurers for property damages.

WRITE DOWN OF NOTE RECEIVABLE

     The Company owns a note receivable (refer to Note 5 to the accompanying consolidated financial statements) from the sale of a former subsidiary to a Dominican Republic company, which had a carrying value of approximately $302,000 at December 31, 1997. The note has been in default since December 1995 and is collateralized by a second mortgage on property and equipment located in the Dominican Republic. On September 23, 1998, Hurricane Georges struck the Dominican Republic. The hurricane severely damaged the former subsidiary's facilities. As a result of the damages caused by the hurricane, the Company determined to write down the carrying value of the note to $100,000 as of September 30, 1998. The write down, amounting to $201,621 was included as an other expense in the accompanying consolidated statements of operations for the year ended December 31, 1998.

SALE OF LAND IN SOUTH FLORIDA

     During 1997, the Company sold two parcels of land in South Florida at an aggregate gain of $474,574, arising from the Company's decision to close its South Florida operation.

FINANCIAL CONDITION

     Although the Company's financial condition at December 31, 1998 was affected by the damages caused by Hurricane Georges, the Company's current ratio continues to be strong, with a ratio of 3.2 to 1 at December 31, 1998, compared to 4.6 to 1 at December 31, 1997.

     At December 31, 1998, the Company had cash of approximately $747,000 and short term investments of $500,000, compared to cash of $1,230,000 and short term investments of $500,000 at December 31, 1997. The decrease in cash at December 31, 1998 is principally due to cash flows provided by operations ($25,000) and collection of notes receivable ($40,000), offset by cash outflows resulting from additions to property and equipment ($374,000), repayment of long-term debt ($126,000), and acquisition of treasury stock ($47,500).

     The increase in current liabilities resulted from expenses incurred in connection with Hurricane Georges as well as purchases of inventory. As a result, the Company's debt to equity ratio at December 31, 1998 was 25%, compared to 19% at December 31, 1997.

     Stockholders' equity at December 31, 1998 decreased due to results of operations for the year. Stockholders' equity also decreased by $47,500 from the acquisition of treasury stock as a result of the exercise of statutory dissenters rights by shareholders in connection with the reincorporation of the Company. There were no dividends declared nor issuance of capital stock during the year ended December 31, 1998.

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

     The Company has completed a review and evaluation of its hardware and software programs and applications and is in the process of modifying and testing its software and operating systems for Year 2000 compliance. The Company expects such testing to be complete by September 30, 1999. The testing for the Company's operating hardware has been completed and is Year 2000 compliant. All test results are being verified by an external consultant.

     While the Company has not initiated formal communications with its suppliers, management also anticipates there will not be any major Year 2000 compliance issues with them due to the nature of the Company's operations and due to the fact that the Company does not order or communicate with its suppliers using any computer based information system.

     The Company estimates that the total cost of being Year 2000 compliant will not exceed $75,000, of which approximately $25,000 had been incurred as of December 31, 1998. The cost of being Year 2000 compliant will be funded through operating cash flows. The Company anticipates being Year 2000 compliant by late September 1999. The costs of and completion date on which the Company believes it will be year 2000 compliant are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     While the Company is taking steps to ensure that its systems are Year 2000 compliant, Year 2000 problems sufferred by third parties, including providers of basic services, such as telephone, water and electricity, could have an adverse impact on the daily operations of the Company. The Company does not have a formal contingency plan to deal with disruptions that may be caused by Year 2000 problems. In the event of any such disruptions, the Company intends to perform most operational functions manually.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 15, 1999. The background and experience of these persons are summarized in the paragraphs following the table.

NAME (AGE AT MARCH 15, 1999)                                         POSITIONS WITH THE COMPANY
----------------------------                                         --------------------------
Michael J. Spector (52)                         Chairman, President, Chief Executive Officer and Director
Margaret D. Spector (47)                        Secretary and Director
Blas R. Ferraiuoli (54)                         Director
Frederick D. Moss (70)                          Director
Michael A. Rubin (56)                           Director
Guillermo Fradera (49)                          Vice President - Production
Alfonso Ortega (45)                             Vice President, Treasurer and Chief Financial Officer
Rene Llerandi (39)                              Vice President - Marketing

     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

BACKGROUND OF OFFICERS AND DIRECTORS

     Set forth below is a summary of the background of each person who was an officer or director of the Company as of March 15, 1999.

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

     MR. FERRAIUOLI was elected a director of the Company in 1988 and continues to hold that position. Since June 1994, he manages his own law firm in San Juan, Puerto Rico. He was a partner in the law firm of Axtmayer, Adsuar, Muniz & Goyco, San Juan, Puerto Rico from March 1994 to June 1994. Prior to March 1994, he was a partner in the firm of Goldman, Antonetti, Cordova and Axtmayer. Mr. Ferraiuoli practices civil, corporate and administrative law and has provided services to the Company since 1987.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 1998. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that Michael Rubin filed a late report related to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation of the Company's chief executive officer during each of the three years ended December 31, 1998, 1997 and 1996. No other executive officer of the Company earned more than $100,000 during 1998.

                                                                                        NUMBER OF
                                                              ANNUAL COMPENSATION         STOCK
         NAME OF INDIVIDUAL AND                              ---------------------       OPTIONS          OTHER ANNUAL
       POSITION WITH THE COM                 YEAR             SALARY        BONUS       GRANTED(2)        COMPENSATION
       -------------------------             ----             ------        -----      ------------       ------------
  Michael J. Spector                         1998            $104,000      $    -             2,500           $8,000(1)
  Chairman, President, Chief                 1997             160,000           -                 -                0
  Executive Officer and Director             1996             160,000      13,600            17,500                0

------------
(1) Represents matching contribution under the Company's Salary Deferral Retirement Plan.
(2) Includes 2,500 options granted to Mr. Spector for each of 1996 and 1998.

COMPENSATION OF DIRECTORS

     The directors of the Company who are not employees of the Company are paid a quarterly retainer fee of $1,000 and an additional $1,000 for each meeting of the board (or committee thereof) attended, plus any travel and out-of -pocket expenses incurred in connection with the performance of their duties. No separate fees are paid for committee meetings attended on the same day as a regular Board meeting. The directors of the Company who are employed by the Company do not receive additional compensation for serving as directors.

The Company also provides directors liability insurance for its directors.

     As provided under the Company's 1998 Stock Option Plan ("the 1998 Plan") adopted April 23, 1998, any nonemployee director of the Company who is in office on the first business day following any annual meeting of shareholders shall automatically receive on such date an option to acquire 2,500 shares of Common Stock at the market price on such date.

     During 1998, Messrs. Ferraiuoli, Moss, Rubin and Mrs. Spector each received an option to acquire 2,500 shares of Common Stock at an exercise price of $1 1/2, expiring on May 29, 2008, in accordance with the 1998 Plan.

GRANT OF STOCK OPTIONS

     No stock options were granted to Mr. Michael J. Spector during the year ended December 31, 1998. However, the table below provides certain information regarding stock options granted to Mrs. Margaret D. Spector as discussed above, which for SEC reporting purposes, Mr. Spector is deemed to beneficially own.

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF STOCK
                             $ OF SHARES        % OF TOTAL                                               PRICE APPRECIATION
                             UNDERLYING         OPTIONS                                                    FOR OPTION TERM
                             OPTIONS            GRANTED IN       EXERCISE PRICE        EXPIRATION       ---------------------
       NAME                  GRANTED(2)         FISCALYEAR        ($/SHARE)(3)         DATE               5%         10%
--------------------         -------------      ----------       ----------------      -----------        ---       ------
Michael J. Spector(1)         2,500                8%                $1.65             06-01-03           $625      $1,925

------------
(1) Represents options to acquire 2,500 shares granted to Margaret D. Spector.
(2) Options become exercisable at the rate of 20% on the first, second, third, fourth and fifth anniversary of the grant date.
(3) The exercise price is based on the last sales price for the Company's common stock on June 1, 1998, the date of grant.

OPTIONS EXERCISED DURING 1998 AND OPTION VALUES AT DECEMBER 31, 1998

     The following table sets information on outstanding options held by the Company's chief executive officer and their value at December 31, 1998. There were no exercises of options during 1998. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at as of December 24, 1998, the last day the common stock traded during 1998.

                                                                NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                                                    UNDERLYING                         IN-THE-MONEY
                                                                UNEXERCISED OPTIONS                     OPTIONS AT
                               SHARES                               AT 12/31/98                       12/31/98(1)(2)
                              ACQUIRED        VALUE       ------------------------------     ------------------------------
           NAME             ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
           ----             -----------     --------      -----------      -------------     -----------      -------------
  Michael J. Spector(1)          -              -            27,000           13,000             $ -             $1,500

------------------
(1)  Includes 10,000 options held by Margaret D. Spector, the wife of Michael
     J. Spector.
(2) Based on the last sales price of $2 1/4 per share on December 24, 1998 and an exercise price of $3.16 and $3.44 for 20,000 and 7,000 exercisable options, respectively, and an exercise price of $3.44 and $1.65 for 10,500 and 2,500 of unexercisable options, respectively.

EMPLOYMENT CONTRACTS

     The Company does not have any employment contracts with its executive officers.

SALARY DEFERRAL RETIREMENT PLAN

     During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years of age and have completed one year of service. Under the terms of the retirement plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the year ended December 31, 1998, the Company accrued $8,000 representing the matching contribution under the retirement plan for Mr. Spector.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, as of March 15, 1999, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                     SECURITY OWNERSHIP AS OF MARCH 15, 1999

                    NAME
        (POSITION WITH THE COMPANY)              AMOUNT BENEFICIALLYOWNED(1)       PERCENT OF CLASS(1)
        ---------------------------              ---------------------------       -------------------
Michael J. Spector                                       1,276,682(2)                     66.7%
(Executive Officer and Director)

Margaret D. Spector                                      1,276,682(2)                     66.7%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Executive Officer and Director)

J. Morton Davis                                            185,249(3)                      9.9%
D.H. Blair Holdings, Inc.
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Frederick D. Moss (Director)                                14,500(4)                       (7)

Blas Ferraiuoli (Director)                                  10,000(4)                       (7)

Michael A. Rubin (Director)                                  7,000(5)                       (7)

All Executive Officers and                               1,333,162(6)                     68.6%
Directors as a Group
(8 persons)

------------
(1) The percent of class held by each person includes the number of shares of Common Stock the named person(s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 15, 1999 (except in the case of Mr. and Mrs. Spector in which case all shares issuable upon exercise of stock options are included whether or not exercisable within 60 days of March 15, 1999), but does not include shares of Common Stock issuable upon exercise of stock options held by other persons.
(2) Includes 939,394 shares held directly by Mr. Spector and 297,288 shares held by Mrs. Spector. Also includes stock options to acquire 30,000 and 10,000 shares held by Mr Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 184,149 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis and of 1,100 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G dated February 9, 1995, as amended, filed with the Securities and Exchange Commission.
(4) Includes 6,000 shares issuable upon stock options exercisable on or within 60 days of March 15, 1999
(5) Includes 2,000 shares issuable upon stock option exercisable on or within 60 days of March 15, 1999
(6) Includes 40,000 shares issuable upon exercise of stock options granted to Mr. and Mrs. Spector as described in footnote (1) above and 27,400 shares issuable upon exercise of stock options granted to other officers and directors that are exercisable on or within 60 days of March 15, 1999.
(7) Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMOUNT DUE FROM/TO PRINCIPAL SHAREHOLDER

     In connection with the settlement of the Company's litigation with First Union on May 29, 1996, the Company advanced $340,158 on behalf of Michael J. Spector, which was the portion of the settlement that corresponded to claims made by First Union against Mr. Spector in his individual capacity. This amount was reduced by $66,506 that was due to Mr. Spector in connection with the purchase in 1996 of the residence from a partnesship controlled by Mr. Spector. During 1997, the Company charged Mr. Spector for certain expenses paid on his behalf. During March 1998, the amount owed by Mr. Spector were converted into a non-interest bearing note due on March 2001. At December 31, 1998 and 1997, Mr. Spector owed the Company $290,226 and $291,481, respectively.

LEASE AND OPTION TO PURCHASE PUERTO RICO NURSERY FARM

     Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the Puerto Rico nursery farm. The lease had an initial term of five years renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of
(x) $24,000 per month or (y) the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverages and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay the Spectors $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000.

     Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for $1,750 per month. The lease terms for this additional tract did not include renewal or purchase options. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination. See "Item 2 - Properties."

CERTAIN OTHER RELATIONSHIPS

     During 1998 the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

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

(a)(3)              EXHIBITS.  The Exhibits set forth in the following Index of the Exhibits are filed as a part of this report:
(2)(a)              Agreement and Plan of Merger dated November 17, 1997 between Margo Nursery Farms, Inc. and
                    Margo Transition Corp., (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated
                    December 31, 1997).
(2)(b)              Articles of Merger of Margo Nursery Farms, Inc. into Margo Transition Corp., dated December 15,
                    1997, (incorporated by reference to Exhibit 2(a) to the Company's Form 8-K dated December 31,
                    1997).
(2)(c)              Certificate of Merger of Margo Nursery Farms, Inc., into Margo Transition Corp., dated December
                    15, 1997, (incorporated by reference to Exhibit 2(b) to the Company's Form 8-K dated December
                    31, 1997).
(3)(a)              Certificate of Incorporation as currently in effect, filed herewith.
(3)(b)              Certificate of Amendment to Certificate 6 of Incorporation is incorporated by reference to the
                    Company's Form 8-K dated December 31, 1997.
(3)(c)              By-Laws as of January 1, 1998 are incorporated by reference to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1997.
(4)(a)              Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 of Form S-8
                    Registration Statement (No. 333-59619).
(4)(b)              1998 Stock Option Agreement (Incorporated by reference to Exhibit No. 4.2 of Form S-8
                    Registration Statement (No. 333-59619).
(4)(c)              Form of Stock Option Agreement (Incorporated by reference to Exhibit No. 4.3 of Form S-8
                    Registration Statement (No. 333-59619).
(10)                (a)  Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed April 15,1993:
                         (i) Lease Agreement dated January 1, 1993 between the
                    Company and the Spectors.

                    (b) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1993 filed April 15, 1994:
                          (i) First Amendment to Lease Agreement dated January
                    1, 1994 between the Company and the Spectors.

                    (c)  Material Contracts incorporated by reference from the Company's
                    Annual Report on Form 10- K for the year ended December 31, 1994:

   EXHIBIT
   NUMBER                                                         DESCRIPTION
   -------                                                        -----------
                         (i) Loan Commitment Agreement, dated December 15, 1994
                    between Puerto Rico Farm Credit ACA and the Company.

                    (d) Material contract incorporated by reference from Form 8-K dated November 28, 1997

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

                          (i) Lease and Purchase Agreement, dated October 31, 1996 among Cali Orchids, Inc. and the
                    Company.

                         (ii) Stock Option Agreement, dated August 9, 1996, with Frederick D. Moss.
                         (iii) Stock Option Agreement, dated August 9, 1996, with Blas Ferraiuoli.
                         (iv) Stock Option Agreement, dated August 9, 1996, with Michael A. Rubin.
                         (v) Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.
                         (vi) Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.

                        (vii) Stock Option Agreement, dated July 9, 1993, with Blas Ferraiuoli.
                       (viii) Stock Option Agreement, dated August 9, 1996, with Margaret D. Spector.

                    (f) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997, filed March 31, 1998.

                          (i) Promissory note of the Spectors dated as of March
                         1, 1998. (ii) Second Amendment to lease Agreement dated
                         as of January 1, 1998, between the Company and the Spectors.

                    (g) Material Contracts filed with this Form 10-K

                         (i) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority
                         (ii) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority

(21)                List of Registrant's Subsidiaries (filed herewith)
(23)(a)             Consent of Deloitte & Touche LLP
(23)(b)             Consent of Kaufman, Rossin & Co.
(27)                Financial Data Schedule (filed herewith)

(b)                 REPORTS ON FORM 8-K.

                         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                 By: /s/ MICHAEL J. SPECTOR
                                           -------------------------------------
                                               Michael J. Spector, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated:  March 30, 1999               By: /S/ MICHAEL J. SPECTOR
                                         ---------------------------------------
                                             Michael J. Spector, Chairman
                                             of the Board and Chief
                                             Executive Officer


Dated:  March 30, 1999               By: /S/ MARGARET D. SPECTOR
                                         ---------------------------------------
                                             Margaret D. Spector, Director


Dated:  March 30, 1999               By: /S/ BLAS R. FERRAIUOLI
                                         ---------------------------------------
                                             Blas R. Ferraiuoli, Director


Dated:  March 30, 1999               By: /S/ MICHAEL A. RUBIN
                                         ---------------------------------------
                                             Michael A. Rubin, Director


Dated:  March 30, 1999               By: /S/ FREDERICK D. MOSS
                                         ---------------------------------------
                                             Frederick D. Moss, Director


Dated:  March 30, 1999               By: /S/ ALFONSO A. ORTEGA PEREZ
                                         ---------------------------------------
                                             Alfonso A. Ortega Perez,
                                             Vice President, Treasurer,
                                             Principal Financial and
                                             Accounting Officer

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      (FORMERLY MARGO NURSERY FARMS, INC.)
                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT AUDITORS

                           FOR INCLUSION IN FORM 10-K
                            ANNUAL REPORT FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                      (FORMERLY MARGO NURSERY FARMS, INC.)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                       PAGE
                                                                       ----
Independent Auditors' Reports.......................................... F-2

Financial Statements

   Consolidated Balance Sheets......................................... F-4
   Consolidated Statements of Operations............................... F-5
   Consolidated Statements of Shareholders' Equity..................... F-6
   Consolidated Statements of Cash Flows............................... F-7
   Notes to Consolidated Financial Statements.......................... F-8

SCHEDULES

   Schedule II - Valuation and Qualifying Accounts..................... F-29


   All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

DELOITTE &
 TOUCHE LLP [LETTER HEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index as Schedule II for the years ended December 31, 1998 and 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1998 and 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 19, 1999
(March 24, 1999 as to Note 22)

                          KAUFMAN ROSSIN [LETTER HEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Margo Caribe, Inc. (f/k/a Margo Nursery Farms, Inc.) and Subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Margo Caribe, Inc. (f/k/a Margo Nursery Farms, Inc.) and Subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

In connection with our audit of the consolidated financial statements referred to above, we audited the consolidated financial statement schedule listed under
Item 14(a)(2) for the year ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.

                         /s/ Kaufman, Rossin & Co.
                             KAUFMAN, ROSSIN & CO.

Miami, Florida
February 25, 1997

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      (FORMERLY MARGO NURSERY FARMS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                              1998                        1997
                                                           -----------                -----------
Current Assets:
  Cash and equivalents                                     $   747,390                $ 1,230,250
  Short term investments                                       500,000                    500,000
  Accounts receivable, net                                   1,228,572                  1,050,949
  Inventories                                                2,264,372                  2,438,128
  Prepaid expenses                                             190,804                    101,792
                                                           -----------                -----------
      Total current assets                                   4,931,138                  5,321,119

Property and equipment, net                                  2,094,799                  2,419,595
Due from shareholder                                           290,226                    291,481
Notes receivable                                               620,413                    860,982
Other assets                                                    53,632                     58,911
                                                           -----------                -----------
      Total assets                                         $ 7,990,208                $ 8,952,088
                                                           ===========                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $   158,468                $   117,694
  Notes payable                                                500,000                    500,000
  Accounts payable                                             665,140                    388,318
  Accrued expenses                                             211,077                    163,213
  Income taxes payable                                            -                          -
                                                           -----------                -----------
      Total current liabilities                              1,534,685                  1,169,225

Long-term debt                                                  85,880                    252,883
                                                           -----------                -----------
    Total liabilities                                        1,620,565                  1,422,108
                                                           -----------                -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                                -                          -
  Common stock, $.001 par value; 10,000,000
      shares authorized, 1,915,122 shares issued,
      1,875,322 and 1,895,322 shares outstanding in
      1998 and 1997                                              1,915                      1,915
  Additional paid-in capital                                 4,637,706                  4,637,706
  Retained earnings                                          1,826,310                  2,939,147
  Treasury stock, 39,800 and 19,800 common shares
      in 1998 and 1997, at cost                               (96,288)                   (48,788)
                                                           -----------                -----------
      Total shareholders' equity                             6,369,643                  7,529,980
                                                           -----------                -----------
      Total liabilities and shareholders' equity           $ 7,990,208                $ 8,952,088
                                                           ===========                ===========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      (FORMERLY MARGO NURSERY FARMS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                                  1998           1997            1996
                                               -----------    -----------    -----------
Net Sales                                      $ 5,349,244    $ 6,548,912    $ 6,108,865

Cost of Sales                                    3,623,071      5,183,577      3,971,525
                                               -----------    -----------    -----------

      Gross profit                               1,726,173      1,365,335      2,137,340

Selling, general and administrative expenses     2,122,976      2,604,106      2,130,114
                                               -----------    -----------    -----------

    Income (loss) from operations                 (396,803)    (1,238,771)         7,226
                                               -----------    -----------    -----------

Other income (expense):
      Interest income                              122,683         73,060        189,924
      Interest expense                             (62,020)       (73,274)      (206,316)
    Write-down of note receivable                 (201,621)             -              -
    Loss from damages caused by Hurricane
    Georges, net of insurance proceeds            (609,009)             -              -
    Gain on sale of land in South Florida                -        474,574              -
      Litigation expenses                                -              -        (87,961)
    Litigation settlement                                -              -       (255,174)
    Provision for impairment of assets
     of subsidiary                                       -              -       (250,000)
    Other income                                    33,933         13,877         48,579
                                               -----------    -----------    -----------

                                                  (716,034)       488,237       (560,948)
                                               -----------    -----------    -----------

      Loss before income tax provision          (1,112,837)      (750,534)      (553,722)

Income tax provision                                     -              -         23,492
                                               -----------    -----------    -----------

Net loss                                       $(1,112,837)   $  (750,534)   $  (577,214)
                                               ===========    ===========    ===========

Loss per common share - basic                  $      (.59)   $      (.40)   $      (.30)
                                               ===========    ===========    ===========

Weighted average common shares                   1,878,655      1,895,322      1,895,322
                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      (FORMERLY MARGO NURSERY FARMS, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      COMMON       COMMON      ADDITIONAL                                CUMULATIVE
                                       STOCK        STOCK        PAID-IN       RETAINED     TREASURY    TRANSLATION
                                      SHARES       AMOUNT        CAPITAL       EARNINGS      STOCK       ADJUSTMENT        TOTAL
                                     ---------     -------     ----------    ----------    --------       -------      -----------
Balance at December 31, 1995         1,895,322     $ 1,915     $4,637,706    $4,266,895    $(48,788)      $(9,326)     $ 8,848,402
Net loss                                     -           -              -      (577,214)          -             -         (577,214)
Foreign currency translation gain            -           -              -             -           -           162              162
                                     ---------     -------     ----------    ----------    --------       -------      -----------
Balance at December 31, 1996         1,895,322       1,915      4,637,706     3,689,681     (48,788)       (9,164)       8,271,350
Realized loss on translation
  adjustment                                 -           -              -             -           -         9,164            9,164
Net loss                                     -           -              -      (750,534)          -             -         (750,534)
                                     ---------     -------     ----------    ----------    --------       -------      -----------
Balance at December 31, 1997         1,895,322       1,915      4,637,706     2,939,147     (48,788)            -        7,529,980
Net loss                                     -           -              -    (1,112,837)          -             -       (1,112,837)
Acquisition of treasury stock, at
  cost                                 (20,000)          -              -             -     (47,500)            -          (47,500)
                                     ---------     -------     ----------    ----------    --------       -------      -----------
Balance at December 31, 1998         1,875,322     $ 1,915     $4,637,706    $1,826,310    $(96,288)      $     -      $ 6,369,643
                                     =========     =======     ==========    ==========    ========       =======      ===========

    See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      (FORMERLY MARGO NURSERY FARMS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998           1997           1996
                                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                               $(1,112,837)   $  (750,534)   $  (577,214)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
      Depreciation and amortization                          527,791        491,634        467,261
      Provision for inventory valuation reserve               30,000        420,000        252,000
    Write-down of note receivable                            201,621              -              -
      Loss on disposal of property and equipment
        related to Hurricane Georges                         171,039              -              -
    Realized loss on translation adjustment                        -          9,164              -
    Gain on sale of land in South Florida                          -       (474,574)             -
      Provision for possible bad debts                        35,900         37,515          4,000
    Provision for impairment of assets of subsidiary               -              -        250,000
      Changes in assets and liabilities affecting
        cash flows from operating activities:
           Accounts receivable                              (213,523)       (80,517)      (319,782)
           Inventories                                       143,756       (121,019)      (648,736)
           Prepaid expenses                                  (89,012)        14,244         53,571
           Advances from (to) shareholders                     1,255        (17,829)      (106,786)
           Other assets                                        5,279          8,238         74,525
           Accounts payable                                  276,822       (242,254)       258,547
           Accrued expenses                                   46,812        (12,421)    (1,379,553)
           Income taxes payable                                    -        (23,492)        23,492
                                                         -----------    -----------    -----------
Net cash provided by (used in) operating activities           24,903       (741,845)    (1,648,675)
                                                         -----------    -----------    -----------
Cash flows from investing activities:
  Decrease in restricted cash                                      -              -      6,732,597
  Decrease (increase) in short-term investments                    -        504,000       (504,000)
  Purchases of property and equipment                       (374,034)      (109,639)      (497,308)
  Increase in due from shareholder                                 -              -       (340,158)
  Proceeds from sale of land in South Florida                      -        812,630              -
  Increase in notes receivable                                     -         (6,800)             -
  Collection on notes receivable                              40,000              -          7,667
                                                         -----------    -----------    -----------
Net cash provided by (used in) investing activities         (334,034)     1,200,191      5,398,798
                                                         -----------    -----------    -----------
Cash flows from financing activities:
   Acquisition of treasury stock                             (47,500)             -              -
   Proceeds from long-term debt                                    -              -        122,000
   Repayments of long-term debt                             (126,229)      (174,586)    (3,711,285)
                                                         -----------    -----------    -----------

Net cash used in financing activities                       (173,729)      (174,586)    (3,589,285)
                                                         -----------    -----------    -----------
Net increase (decrease) in cash and equivalents             (482,860)       283,760        160,838
Effect of change in exchange rates on cash                         -              -            162
Cash and equivalents at beginning of year                  1,230,250        946,490        785,490
                                                         -----------    -----------    -----------
Cash and equivalents at end of year                      $   747,390    $ 1,230,250    $   946,490
                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statments.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      (FORMERLY MARGO NURSERY FARMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Margo Caribe, Inc. and subsidiaries (collectively, the "Company") are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, wholesalers and retailers. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media, sales and distribution of lawn and garden products, and provides landscaping design installation and maintenance services. During 1998, the Company was also engaged in seeking real estate sites for the development of residential housing projects.

The Company's primary facility is located in Vega Alta, Puerto Rico. From this facility, the Company sells principally to customers in Puerto Rico and the Caribbean.

Effective December 31, 1997, the Company changed its jurisdiction of incorporation from Florida to the Commonwealth of Puerto Rico. The reincorporation was accomplished by means of a merger of the Florida corporation into a newly created Puerto Rico corporation, with the new company being the surviving corporation of such merger. As part of the merger, the new Puerto Rico corporation then changed its name to Margo Nursery Farms, Inc.

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

Furthermore, effective June 1, 1998, the Company adopted a holding company structure. The restructuring was accomplished by means of Margo Nursery Farms, Inc. ("Margo") transferring substantially all of its assets and liabilities to a newly formed Puerto Rico subsidiary ("Newco") in return for all the outstanding stock of Newco. Newco continued to conduct the business previously operated by Margo as a wholly-owned subsidiary of Margo and operates under the name of Margo Nursery Farms, Inc. Margo now acts as the holding company for Newco as well as the other existing subsidiar ies of Margo. In connection with the holding company restructur ing, Margo changed its corporate name to Margo Caribe, Inc.

(a)        PRINCIPLES OF CONSOLIDATION

For the year ended December 31, 1998 the accompanying consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries, Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc. and Margo Development Corporation. For the years ended December 31, 1997 and 1996, these consolidated financial statements also include the financial statements of Margo Bay Farms, Inc. and its wholly owned subsidiaries, Tropiflower, Inc. and Margo Imports, B.V. (a Netherlands company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)        CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash and cash equivalents include $500,000 invested in a certificate of deposit bearing interest at 4.6% and 5.65%, respectively.

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

(e)        FOREIGN CURRENCY TRANSLATION

Assets and liabilities outside the United States and Puerto Rico are translated to U.S. Dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at the average rates of exchange during the applicable period. Effects of translation adjustments are deferred and included as a separate component of shareholders' equity. There were no balances or transactions involving foreign currency translation as of December 31, 1998, or for the year then ended.

(f)        REVENUE RECOGNITION

The Company recognizes sales of foliage and lawn and garden products upon shipment from its facilities to customers.

(g)        INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Prior to the reincorporation, the Company was a Florida Corporation and, therefore, was required to file a final federal corporate income tax return for the taxable year ended December 31, 1997. However, the Company elected to be treated as a possessions corporation under Section 936 of the Internal Revenue Code, and accordingly, received a credit of federal income tax payable for operations in Puerto Rico. During 1993, the Internal Revenue Code was amended to reduce the benefits available under Section 936. During 1996, the Internal Revenue Code was further amended and Section 936 was repealed subject to a ten-year grandfather rule. During the ten-year grandfather period, the credit is limited to certain caps based on the taxpayer's Puerto Rico income over a base period ending in October 1995. These changes were effective for taxable years commencing after December 31, 1993. For the years ended December 31, 1997 and 1996, there were no tax effects arising as a result of these changes. Margo Bay Farms, Inc., also a former Florida corporation, filed a final federal income tax return for the year ended December 31, 1997.

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

Prior to the enactment of the Agricultural Tax Incentives Act, Margo Nursery Farms, Inc. had been granted a 90% exemption from property taxes and from income derived from its export sales, and a 60% exemption from volume of business tax related to export sales, under the Puerto Rico Industrial Incentives Act of 1987. The exemption is for a period of 15 years commencing on July 6,

1987. Due to the benefits of Act. No. 225, the Company relin quished this grant.

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

Loss per share amounts for each of the years presented have been computed in accordance with the provisions of SFAS 128. Dilutive loss per share has not been presented as the effect of considering outstanding stock options is antidilutive.

(i)        FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, accounts receivable, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 5 and 9.

(j)        IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property and equipment is evaluated periodi cally for recoverability when considered in relation to the expected future undiscounted cash flows of the underlying business over the estimated remaining useful life of the asset. No indications of impairment are evident as a result of such review as of December 31, 1998.

(k)        ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. However, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensa tion cost measurement criteria is not required to be adopted, SFAS

123 requires disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

(l)        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

The inventory valuation allowance is also an estimate which is established through charges to cost of goods sold. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is reasonably possible the Company's estimate of the inventory valuation allowance will change in the near term. The valuation allowance at December 31, 1998 and 1997 was $200,000 and $300,000, respectively.

Set forth below is the movement of the inventory valuation allowance for the years ended December 31, 1998 and 1997:

           DESCRIPTION                      1998                      1997
           -----------                    --------                  --------
           Beginning balance              $300,000                  $420,000
           Provisions                       30,000                   420,000
           Write downs                    (130,000)                 (540,000)
                                          --------                  --------

           Ending balance                 $200,000                  $300,000
                                          ========                  ========

The Company has recorded a deferred tax asset of approximately $358,000 which is offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

(m)        COMPREHENSIVE INCOME

Effective January 1, 1998, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income is any change in shareholders' equity during a period, arising from transactions, events or circumstances through nonowner sources. SFAS 130 establishes standards for disclosing the elements and amounts of comprehensive income. The Company did not adopt of SFAS 130 since its applica tion would not have a significant effect on the accompanying consolidated financial statements.

NOTE 2 - INVENTORIES

At December 31, 1998 and 1997, inventories comprised the following:

       DESCRIPTION                           1998                      1997
       -----------                        ----------                ----------
Plant material                            $1,900,250                $2,152,249
Lawn and garden products                     347,637                   359,112
Raw material and supplies                    216,485                   226,767
                                          ----------                ----------

                                           2,464,372                 2,738,128
Less valuation allowance                    (200,000)                 (300,000)
                                          ----------                ----------

                                          $2,264,372                $2,438,128
                                          ==========                ==========

NOTE 3 - ACCOUNTS RECEIVABLE

At December 31, 1998 and 1997, accounts receivable comprised the following:

       DESCRIPTION                     1998                      1997
       -----------                  ----------                ----------
Trade receivables                   $1,260,629                $1,010,653
Government reimbursement                57,887                    70,336
Accrued interest                         6,140                    11,149
Employee advances                       16,063                    28,011
Other accounts receivable               11,553                     6,800
                                    ----------                ----------

                                     1,352,272                 1,126,949
Less allowance for doubtful
      accounts                        (123,700)                  (76,000)
                                    ----------                ----------

                                    $1,228,572                $1,050,949
                                    ==========                ==========

NOTE 4 - SHORT TERM INVESTMENTS

At December 31, 1998 and 1997, short term investments consisted of a $500,000 certificate of deposit bearing interest at 4.5% and

5.35%, respectively, which was pledged as collateral for notes payable (refer to Note 8).

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

On February 12, 1997, the Company obtained a junior lien on Cariplant's property and equipment and entered into an agreement with Altec to modify the repayment terms of the unpaid principal balance of $996,962, with payments of principal and interest commencing in the year 2000. Payment of interest on the note was waived through January 1, 2000.

On September 23, 1998, the Dominican Republic was struck by Hurricane Georges severely damaging Cariplant's facilities. As a result of the damages caused by the hurricane, the Company determined to write down the carrying value of the note to $100,000. The write down, amounting to $201,621 was included as an other expense in the accompanying consolidated statements of operations for the year ended December 31, 1998.

At December 31, 1998 and 1997, notes receivable comprised the following:

          DESCRIPTION                        1998                    1997
          -----------                      --------                --------
Note receivable from Altec                 $100,000                $301,621
8% mortgage note, collateralized by
land in South Florida, with interest
payments due monthly and principal
due in a balloon payment on November
28, 2000 (refer to Note 16(a))              475,000                 475,000
10% note, collateralized by real
property                                     26,331                  26,331
Non-interest bearing notes, due on
demand, personally guaranteed by
present and former Company personnel.        19,082                  58,030
                                           --------                --------

                                           $620,413                $860,982
                                           ========                ========

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral. With respect to the Altec note, management believes it is not practica ble to estimate its fair value because of the difference between the face value of the note and its carrying amount, deferral of principal and interest payments until the year 2000 and other factors.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 1998 and 1997, property and equipment comprised the following:

                                                  1998                     1997
                                                ----------              ----------
Leasehold improvements                          $1,590,145              $1,860,754
Equipment and fixtures                           1,618,312               1,504,103
Transportation equipment                           407,266                 747,180
Real estate property                               224,327                 224,327
                                                ----------              ----------
                                                 3,840,050               4,336,364
Less accumulated depreciation and
amortization                                    (1,745,251)             (1,916,769)
                                                ----------              ----------

                                                $2,094,799              $2,419,595
                                                ==========              ==========

During the years ended December 31, 1998, 1997, and 1996, deprecia tion expense charged to production was approximately $276,000, $258,000, and $287,000, respectively.

NOTE 7 - DUE FROM SHAREHOLDER

At December 31, 1998 and 1997, amounts due from shareholder principally arise from the settlement of litigation with the Company's former principal lender (refer to Notes 12 and 16(a)). In March 1998, the Company's major shareholder signed a non-interest bearing note due on March 2001 for $285,538 of the outstanding balance.

NOTE 8 - NOTES PAYABLE

At December 31, 1998 and 1997, the Company had short-term borrowings of $500,000 with a commercial bank in Puerto Rico collateralized by a certificate of deposit. The notes bear interest at 1% over the rate earned by a $500,000 certificate of deposit (5.5% and 6.35% at December 31, 1998 and 1997, respec tively).

NOTE 9 - LONG-TERM DEBT

At December 31, 1998 and 1997, long-term debt comprised the following:

            DESCRIPTION                                       1998                   1997
            -----------                                    ----------             ----------
Five-year term loans, variable
  interest rate, 8.0% and 8.5% at
  December 31, 1998 and 1997,
  respectively, payable in quarterly in-
  stallments of approximately $31,000
  through January 2000 and $8,000
  through October 2001, including
  interest. The loans are collatera-
  lized by transportation and farm
  equipment                                                $  214,871             $  316,997

9.25% commercial loan, payable in
  monthly installments of $2,000, including
  interest, through April 2000, collateralized by real
  estate property                                              29,477                 53,580
                                                           ----------             ----------
                                                              244,348                370,577
Less current portion                                         (158,468)              (117,694)
                                                           ----------             ----------
Long-term debt                                             $   85,880             $  252,883
                                                           ==========             ==========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt and other financing obligations are as follows:

        YEAR ENDING
        DECEMBER 31,                               AMOUNT
        ------------                              --------
            1999                                  $158,468
            2000                                    61,605
            2001                                    24,275
                                                  --------
                                                  $244,348
                                                  ========

NOTE 10 - HURRICANE GEORGES

On September 21, 1998, Puerto Rico was struck by Hurricane Georges, a category 3 hurricane on the Saffir/Simpson scale. The hurricane severely damaged a portion of the Company's facilities (shadehouses) and inventory of plant material.

For the year ended December 31, 1998, as a result of the damages caused by the hurricane, the Company recorded the following loss:

                DESCRIPTION                                                                 AMOUNT
                -----------                                                               ----------
Inventory damaged or destroyed (cost of $491,767
  less valuation allowance of $130,000)                                                   $  361,767
Restoration, clean-up and debris removal                                                     696,373
Book value of property destroyed                                                             171,039
                                                                                          ----------
                                                                                           1,229,179
Less:  Proceeds from insurance claims                                                       (620,170)
                                                                                          ----------
Loss from damages caused by the hurricane                                                 $  609,009
                                                                                          ==========

NOTE 11 - INCOME TAXES

The Company provides for income taxes using the applicable statutory tax rates in the related jurisdictions where it operates. The provision for income taxes, as reflected in the accompanying statements of operations for 1998, 1997 and 1996, does not bear a normal relationship to results of operations due to several items, such as the 90% tax exemption and unutilized net loss carryforwards.

Income tax expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                1998                1997              1996
                              -------            --------            -------
Current:
  Puerto Rico                 $     -            $      -            $     -
  United States                     -                   -             23,492
Deferred                            -                   -                  -
                              -------            --------            -------
                              $     -            $      -            $23,492
                              =======            ========            =======

Set forth below are explanations for the differences between the income tax provision and the amount computed by applying the Puerto Rico statutory income tax rate of 39% (for 1997 and 1996, the federal statutory income tax rate of 34% was used) to loss before income tax provision:

                                  1998         1997         1996
                                ---------    ---------    ---------
Income tax benefit computed
by applying tax rate            $(434,005)   $(255,181)   $(188,265)

(Increase) decrease in in-
  come tax benefit resulting
  from:

 Tax-exempt income                      -            -      (17,170)
 Puerto Rico tax exemption        334,951      141,706      (67,563)
 Effect of Florida and Puerto
  Rico taxes (benefits)                 -      (11,807)     (10,022)

 Increase (decrease) in
  valuation allowance              99,054     (469,100)     338,697

 Federal tax attributes lost
  as a result of reorganiza-
  tion, including net operat-
  ing loss carryforwards                -      580,960            -

 Unutilized losses (untaxed
  income) of foreign subsi-
  diaries                               -            -       (4,094)
 Other differences                      -       13,422      (28,091)
                                ---------    ---------    ---------
                                $       -    $       -    $  23,492
                                =========    =========    =========

Deferred income taxes were recognized in the consolidated balance sheet at December 31, 1998 and 1997 due to the tax effect of temporary differences and loss carryforwards as follows:

                                           1998         1997
                                         ---------    ---------
DEFERRED TAX ASSETS:
Net operating loss carryforwards         $ 352,880    $  97,470
Valuation allowances for inventory and
  accounts receivable                        5,029       16,920
                                         ---------    ---------
                                           357,909      114,390
Less valuation allowance                  (357,909)    (114,390)
                                         ---------    ---------
Net deferred tax asset                   $       -    $       -
                                         =========    =========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On May 29, 1996, the Company (including all related entities) and Michael J. Spector, President and the principal stockholder of the Company entered into a Settlement Agreement with First Union National Bank of Florida ("the Bank"). The Settlement Agreement covered all claims brought by the Bank against the Company and related entities and settled all counterclaims brought by the Company against the Bank. The Company had also guaranteed $400,000 of personal loans made to its major shareholder by the Bank, with an outstanding principal balance of $230,000 at the time of the settlement. The Settlement Agreement provided for a payment to the Bank of $5,625,000, of which $5,285,000 corresponded to the Company and $340,000 corresponded to Mr. Spector. The settlement payment made by the Company resulted in a charge of $255,174 to other expenses for the year ended December 31, 1996.

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

Effective January 1, 1993, the Company entered into a lease agreement with its major shareholders for an initial five year period at a monthly rental of $19,000. In addition, the lessors have released the Company from responsibility for any claims arising from the Company's use of a defective fungicide in its operations at the nursery facility. The Company had an option to renew this lease for an additional five year period at the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. On January 1, 1998, the Company exercised its option to renew the lease agreement with the Spectors at a monthly rental of $24,000.

Under the above lease agreement, the Company has the option to purchase the nursery facility at any time during the term of the lease, based on the property's appraised value. The Company pays $1,000 per month for this purchase option.

Effective January 1, 1994, the Company amended the lease agreement with its major shareholders to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal nor purchase options towards the additional 27 acres of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this lease amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination.

Total rental payments amounted to approximately $309,000 in $249,000 in 1998 and 1997.

(b)  PROPERTY IN BARRANQUITAS, PUERTO RICO

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

Total rental payments amounted to $45,000 and $54,000 for the years ended December 31, 1998 and 1997, respectively. Lease payments for 1998 reflect a rent abatement of $15,000 due to damages caused by Hurricane Georges.

(c)  AGGREGATE LEASE OBLIGATIONS AND EXPENSES

The Company's obligations under the above operating lease agree ments in force at December 31, 1998, assuming the Company exercises its renewal option on the Barranquitas, Puerto Rico property, are as follows:

         YEAR ENDING                    MINIMUM
         DECEMBER 31,                LEASE PAYMENTS
         ------------                --------------
             1999                     $  348,000
             2000                        348,000
             2001                        348,000
             2002                        360,000
             2003                         72,000

Total rental expense under all operating lease agreements amounted to approximately $354,000, $303,000, and $249,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 15 - STOCK OPTION PLAN

Effective April 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") to replace the Company's existing 1988 Stock Benefits Plan (the "1988 Plan"). Outstanding options granted under the previous plan, including all related obligations and commit ments, will continue to be honored by the Company.

Under the 1998 Plan, the Company's Board of Directors, through a committee, can award options to purchase up to 200,000 shares of common stock (exclusive of outstanding options under the previous plan) to eligible employees at 100% of the fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. The 1998 Plan also provides for the automatic grant of options to purchase 2,500 shares of common stock to each non-employee director on the first business day following every annual meeting of shareholders.

Options generally vest over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 1996, 1997 and 1998, and changes during the years ended on those dates, are as follows:

                                              PRICE PER SHARE
                                          ------------------------
                                                          WEIGHTED
                                                          AVERAGE
        DESCRIPTION              SHARES       RANGE        PRICE
        -----------             -------   --------------  --------
Outstanding, January 1, 1996     67,250   $2.00 to $3.16   $2.93
Granted                          46,500    3.13 to  3.44    3.25
Exercised                          -            -            -
                                -------   --------------   -----

Outstanding, December 31, 1996  113,750    2.00 to  3.44    3.06
Granted                            -            -            -
Exercised                          -            -            -
Forfeited                        27,500    2.00 TO  3.13    2.88
                                -------   --------------   -----

Outstanding, December 31, 1997   86,250    2.00 to  3.44    3.12
Granted                          31,000    1.50 to  1.94    1.81
Exercised                          -            -            -
Forfeited                         1,250        2.00         2.00
                                -------   --------------   -----

Outstanding, December 31, 1998  116,000   $1.50 to $3.44   $2.78
                                =======   ==============   =====

The following table summarizes information about stock options outstanding at December 31, 1998:

                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                        WEIGHTED
                        AVERAGE      WEIGHTED              WEIGHTED
RANGE OF                REMAINING    AVERAGE               AVERAGE
EXERCISE                CONTRACTUAL  EXERCISE              EXERCISE
PRICE       OUTSTANDING LIFE(YEARS)  PRICE    EXERCISABLE  PRICE
--------    ----------- -----------  -------- -----------  --------
$2.88-$3.16     43,500      4.5       $3.01    43,500      $3.01
 3.13- 3.44     41,500      7.6        3.26    16,600       3.26
 1.50- 1.94     31,000      9.4        1.81      -           -
-----------    -------      ---       -----    ------      -----

$1.50-$3.44    116,000      6.9       $2.78    60,100      $3.08
===========    =======      ===       =====    ======      =====

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation, ("SFAS No. 123") the Company's net loss and net loss per share, on a pro forma basis, would not have significantly changed from those reported. The Company did not recognize compensation cost for the options granted to non-employees pursuant to the requirements of SFAS No. 123 because its effect was not significant.

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 year old and have completed one year of service. The Company did not make any cash contributions to the retirement plan during 1998.

NOTE 16 - SUPPLEMENTAL DISCLOSURES FOR THE STATEMENTS OF CASH FLOWS

(a)  NON-CASH INVESTING ACTIVITIES

During the year ended December 31, 1998, the Company wrote off fully depreciated equipment with a cost of $505,070. Also during 1998, the Company wrote off leasehold improvements with a cost of $365,278 and a book value of $171,039, as a result of damages caused by Hurricane Georges.

During the year ended December 31, 1997, the Company wrote off stock plants with a cost of $97,277 and a book value of $72,951. The write off was charged to an accrual made as of December 31, 1996, for the possible impairment of assets at the Company's South Florida location.

During 1997, the Company sold two properties at its South Florida location with a cost of $1,088,594 and a book value of $990,105. Included in the determination of the $474,574 gain on the sale of the property sold were $177,049 representing the remaining balance of the accrual made at December 31, 1996 for the possible impair ment of assets at the Company's South Florida location. In connection with the sale of one of the properties, the Company received a $475,000 mortgage note from the buyer as part of the sales price.

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

(b)  OTHER CASH FLOW TRANSACTIONS

During the years ended December 31, 1998, 1997 and 1996, the Company made interest payments of approximately $62,000, $75,500, and $1,513,000, respectively, and made income tax payments of $23,500 during the year ended December 31, 1997. During the years ended December 31, 1998 and 1996, the Company did not make any income tax payments.

NOTE 17 - MAJOR CUSTOMERS

During 1998, 1997 and 1996 the Company's single largest customer accounted for approximately 13% ($683,000) 24% ($1,540,000), and 27% ($1,621,000),
respectively, of the Company's net sales.

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

The South Florida operation which closed effective September 30, 1997, accounted for net sales of approximately $478,000, $471,000 and incurred net losses of $27,000, $708,000 and for the years ended December 31, 1997 and 1996, respectively.

NOTE 20 - SIGNIFICANT CONCENTRATION OF RISK

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1998, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interrup tion insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

NOTE 21 - SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enter prises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of three primary business segments: the production and distribution of plants, sales of lawn and garden products and landscaping services. The accounting policies of the segments are the same as those described in the summary of significant account ing policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and are based on internal management accounting policies. The information presented does not necessarily represent each segments's financial condition and results of operations as if they were independent entities.

                                                             1998
                                     --------------------------------------------------------
                                                  LAWN & GARDEN
                                       PLANTS        PRODUCTS     LANDSCAPING       TOTALS
                                     ----------     ----------    -------------   -----------
Revenues from external customers     $3,019,406     $  862,050     $1,467,788     $ 5,349,244

Intersegment revenues                   247,785         26,736              -         274,521

Interest income                         122,683              -              -         122,683

Interest expense                         62,020              -              -          62,020

Depreciation and amortization           447,285         22,436         58,070         527,791

Segment loss                            899,698        142,692         70,447       1,112,837

Segment assets                        6,405,425        761,623        823,160       7,990,208

Expenditures for segment assets         374,034              -              -         374,034

                                                             1997
                                     --------------------------------------------------------
                                                  LAWN & GARDEN
                                       PLANTS        PRODUCTS     LANDSCAPING       TOTALS
                                     ----------     ----------    -------------   -----------
Revenues from external customers     $3,435,291     $1,389,617     $1,724,004     $ 6,548,912

Intersegment revenues                   415,896         57,487              -         473,383

Interest income                          73,060              -              -          73,060

Interest expense                         73,274              -              -          73,274

Depreciation & Amortization             412,716         22,652         56,266         491,634

Segment loss                            331,731        239,249        179,554         750,534

Segment assets                        7,411,884        827,389        712,815       8,952,088

Expenditures for segment assets          66,826          7,304         35,509         109,639

                                                             1996
                                     --------------------------------------------------------
                                                  LAWN & GARDEN
                                       PLANTS        PRODUCTS     LANDSCAPING       TOTALS
                                     ----------     ----------    -------------   -----------
Revenues from external customers     $3,662,732     $1,429,537     $1,016,596     $ 6,108,865

Intersegment revenues                   290,223              -              -         290,623

Interest income                         189,924              -              -         189,924

Interest expense                        206,316              -              -         206,316

Depreciation and amortization           415,939         24,600         26,722         467,261

Segment loss                            424,592         18,677        133,945         577,214

Segment assets                        8,997,313      1,398,898              -      10,396,211

Expenditures for segment assets         497,308              -              -         497,308

NOTE 22 - SUBSEGUENT EVENT

On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Commonwealth of Puerto
Rico). The two parcels are adjacent to each other, have a total capacity of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. During the initial term, total lease payments amount to $33,625 per year. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term.

                                                                     SCHEDULE II

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

         COLUMN A                       COLUMN B           COLUMN C              COLUMN D       COLUMN E
         --------                       --------     ----------------------      ---------      --------

                                         BALANCE     CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                       BALANCE
        DESCRIPTION                      OF YEAR     EXPENSES      ACCOUNTS     DEDUCTIONS    END OF YEAR
        -----------                     ---------    ----------   ----------    ----------    -----------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts       $ 76,000     $ 35,900     $  11,800      $       -      $123,700
  Allowance for inventory valuation     $300,000     $ 30,000             -      $(130,000)      200,000
                                        --------     --------     ---------      ---------      --------
                                        $376,000     $ 65,900     $  11,800      $(130,000)     $323,700
                                        ========     ========     =========      =========      ========
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts       $ 79,000     $ 37,515     $       -      $ (40,515)     $ 76,000
  Allowance for inventory valuation     $420,000     $420,000             -       (540,000)      300,000
                                        --------     --------     ---------      ---------      --------
                                        $499,000     $457,515     $       -      $(580,515)     $376,000
                                        ========     ========     =========      =========      ========

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful account        $136,100     $  4,000     $       -      $ (61,100)     $ 79,000
  Allowance for inventory valuation     $350,000     $252,000             -       (182,000)      420,000
                                        --------     --------     ---------      ---------      --------
                                        $486,100     $256,000     $       -      $(243,100)     $499,000
                                        ========     ========     =========      =========      ========

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
10(g)(i)      Lease agreement dated March 24, 1999 with the Puerto Rico
              Land Authority

10(g)(ii)     Lease agreement dated March 24, 1999 with the Puerto Rico
              Land Authority

(21)          List of Registrant's Subsidiaries (filed herewith)

(23)(a)       Consent of Deloitte & Touche LLP

(23)(b)       Consent of Kaufman, Rossin & Co.

(27)          Financial Data Schedule (filed herewith)