Form 10-Q
period 1999-03-31
MARGO CARIBE INC
filed 1999-05-17
CIK 808493

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended MARCH 31, 1999

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

                             YES    X       NO

The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of May 14, 1999.



================================================================================

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                     PART I

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                        4

          Consolidated Statements of Operations                              5

          Consolidated Statement of Shareholders'
           Equity                                                            6

          Consolidated Statements of Cash Flows                              7

          Notes to Consolidated Financial Statements                         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION                             14

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                                  20

ITEM 2.  CHANGES IN SECURITIES                                              20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                    20
          OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                                  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   20


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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998


                                     ASSETS

                                                                   1999              1998
                                                                (UNAUDITED)        (AUDITED)
                                                                -----------       -----------
Current assets:
  Cash and equivalents                                          $   781,351       $   747,390
  Short-term investments                                            500,000           500,000
  Accounts receivable, net                                        1,013,646         1,228,572
  Inventories                                                     2,353,115         2,264,372
  Prepaid expenses and other current assets                         204,091           190,804
                                                                -----------       -----------

    Total current assets                                          4,852,203         4,931,138

Property and equipment, net                                       2,030,101         2,094,799
Due from shareholder                                                290,226           290,226
Notes receivable                                                    620,413           620,413
Other assets                                                         53,632            53,632
                                                                -----------       -----------

    Total assets                                                $ 7,846,575       $ 7,990,208
                                                                ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $   121,070       $   158,468
  Notes payable                                                     500,000           500,000
  Accounts payable                                                  538,667           665,140
  Accrued expenses                                                  167,893           211,077
                                                                -----------       -----------

    Total current liabilities                                     1,327,630         1,534,685

Long-term debt                                                       85,880            85,880
                                                                -----------       -----------

    Total liabilities                                             1,413,510         1,620,565
                                                                -----------       -----------

Commitments and contingencies                                            --                --

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000

  shares authorized, no shares issued                                    --                --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,875,322 shares outstanding                                    1,915             1,915
 Additional paid-in capital                                       4,637,706         4,637,706
 Retained earnings                                                1,889,732         1,826,310
 Treasury stock, 39,800 common shares,at cost                       (96,288)          (96,288)
                                                                -----------       -----------

    Total shareholders' equity                                    6,433,065         6,369,643
                                                                -----------       -----------

    Total liabilities and shareholders' equity                  $ 7,846,575       $ 7,990,208
                                                                ===========       ===========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                       1999              1998
                                                   -----------       -----------
Net sales                                          $ 1,533,064       $ 1,309,465

Cost of sales                                          971,113           875,671
                                                   -----------       -----------

    Gross profit                                       561,951           433,794

Selling, general and administrative expenses           525,800           549,322

    Income (loss) from operations                       36,151          (115,528)
                                                   -----------       -----------

Other income (expense):
  Interest income                                       25,882            30,823
  Interest expense                                     (12,011)          (16,619)
  Hurricane Georges assistance proceeds                 12,800                --
  Gain on sale of equipment                                 --             9,000
  Miscellaneous income                                     600             1,130
                                                   -----------       -----------

                                                        27,271            24,334

Income (loss) before provision for income tax           63,422           (91,194)

Provision for income tax                                    --                --
                                                   -----------       -----------

Net income (loss)                                  $    63,422       $   (91,194)
                                                   ===========       ===========



Basic income (loss) per common share               $      0.03       $     (0.05)
                                                   ===========       ===========


Diluted income per common share                    $      0.03       $        --
                                                   ===========       ===========



See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months ended March 31, 1999
                                   (Unaudited)

                                    COMMON          COMMON        ADDITIONAL
                                    STOCK           STOCK          PAID-IN         RETAINED       TREASURY
                                    SHARES          AMOUNT         CAPITAL         EARNINGS         STOCK             TOTAL
                                  ----------      ----------      ----------      ----------      ----------       -----------
Balance at December 31, 1998       1,875,322      $    1,915      $4,637,706      $1,826,310      $  (96,288)      $6,369,643

Net income                                --              --              --          63,422              --           63,422
                                  ----------      ----------      ----------      ----------      ----------       ----------

Balance at March 31, 1999          1,875,322      $    1,915      $4,637,706      $1,889,732      $  (96,288)      $6,433,065
                                  ==========      ==========      ==========      ==========      ==========       ==========



See accompanying notes to consolidated financial statements.

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                                  1999               1998
                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $    63,422       $   (91,194)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                                  109,210           122,545
     Provision for uncollectible accounts receivable                                 6,000             8,237
     Provision for inventory valuation allowance                                        --            10,000
    Changes in assets and liabilities affecting cash flows from operating activities:
      Accounts receivable                                                          208,926           110,988
      Inventories                                                                  (88,743)            8,404
      Prepaid expenses and other current assets                                    (13,287)          (14,499)
      Due from shareholder                                                              --             8,845
      Other assets                                                                      --             8,311
      Accounts payable                                                            (126,473)          (91,592)
      Accrued expenses                                                             (43,184)          (13,809)
                                                                               -----------       -----------

    Net cash provided by operating activities                                      115,871            66,236
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                              (44,512)          (63,933)
  Collection of notes receivable                                                        --             5,000
                                                                               -----------       -----------

    Net cash used in investing activities                                          (44,512)          (58,933)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                      (37,398)          (36,879)
  Acquisition of treasury stock                                                         --           (47,500)
                                                                               -----------       -----------

     Net cash used in financing activities                                         (37,398)          (84,379)
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                     33,961           (77,076)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                          747,390         1,230,250
                                                                               -----------       -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                          $   781,351       $ 1,153,174
                                                                               ===========       ===========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These interim consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively "the Company"), Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc. and Margo Development Corporation.

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

The inventory valuation allowance is an estimate which is established through charges to cost of sales. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowance at March 31, 1999 and December 31, 1998 was $200,000.

NOTE 3 - INVENTORIES

At March 31, 1999 and December 31, 1998, inventories comprised the following:

       DESCRIPTION                  1999              1998
--------------------------      -----------       -----------
Plant material                  $ 2,053,545       $ 1,900,250
Lawn and garden products            330,693           347,637
Raw materials and supplies          168,877           216,485
                                -----------       -----------
                                  2,553,115         2,464,372

Less valuation allowance           (200,000)         (200,000)
                                -----------       -----------

                                $ 2,353,115       $ 2,264,372
                                ===========       ===========

NOTE 4 - NOTES RECEIVABLE

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

On September 23, 1998, the Dominican Republic was struck by Hurricane Georges severely damaging Cariplant's facilities. As a result of the damages caused by the hurricane, the Company wrote down the carrying value of the note to $100,000. The write down, amounting to $201,621 was included as an other expense in the consolidated statements of operations for the year ended December 31, 1998.

At March 31, 1999 and December 31, 1998, notes receivable included the following:

          DESCRIPTION                        1999          1998
--------------------------------------     --------      --------

Note receivable from Altec                 $100,000      $100,000

8% mortgage note, collateralized by
 land in South Florida, with interest
 payments due monthly and principal
 due in a balloon payment on November
 28, 2000                                   475,000       475,000

10% note, collateralized by real
 property                                    26,331        26,331

8% notes, due on demand, personally
 guaranteed by Company personnel             19,082        19,082
                                           --------      --------

                                           $620,413      $620,413
                                           ========      ========


NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 1999 and December 31, 1998 property and equipment consisted of the following:

           DESCRIPTION                     1999              1998
 ---------------------------------     -----------       -----------

Leasehold improvements                 $ 1,600,978       $ 1,590,145
Equipment and fixtures                   1,627,916         1,618,312
Transportation equipment                   431,341           407,266
Real estate property                       224,327           224,327
                                       -----------       -----------
                                         3,884,562         3,840,050

Less accumulated depreciation and
 amortization                           (1,854,461)       (1,745,251)
                                       -----------       -----------

                                       $ 2,030,101       $ 2,094,799
                                       ===========       ===========

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

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

Basic and diluted income (loss) per common share at March 31, 1999 and 1998 were computed as follows:

                                               1999             1998
                                           -----------      -----------

BASIC INCOME (LOSS) PER COMMON SHARE:
 Net income (loss) available to
  common shareholders                      $    63,422      $   (91,194)
                                           ===========      ===========

 Weighted average number of common
  shares outstanding                         1,875,322        1,888,211
                                           ===========      ===========

 Basic income (loss) per common share      $      0.03      $     (0.05)
                                           ===========      ===========


DILUTED INCOME PER COMMON SHARE:
 Net income (loss) available to
  common shareholders                      $    63,422      $   (91,194)
                                           ===========      ===========

 Weighted average number of common
  shares outstanding                         1,875,322        1,888,211
 Plus incremental shares from assumed
  conversions of stock options                 142,000               --
                                           -----------      -----------
 Adjusted weighted average shares            2,017,322        1,888,211
                                           ===========      ===========

 Diluted income (loss) per common
  share                                    $      0.03      $     (0.05)
                                           ===========      ===========


The effect of the conversion of stock options determined by using the if-converted method was antidilutive, thus basic and dilutive loss per common share were the same in 1998.

NOTE 7 - SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of three primary business segments: the production and distribution of plants, sales of lawn and garden products and landscaping services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and are based on internal management accounting policies. The information presented does not necessarily represent each segments's financial condition and results of operations as if they were independent entities.

The Company's segment information as of and for the three months ended March 31, 1999 and 1998, is as follows:

                                                                 1999
                                      -----------------------------------------------------------
                                                    LAWN & GARDEN
                                        PLANTS         PRODUCTS        LANDSCAPING       TOTALS
                                      ----------    -------------      -----------     ----------
Revenues from external customers      $  881,968      $  247,911       $  403,185      $1,533,064

Intersegment revenues                     58,607          34,064               --          92,671

Interest income                           25,882              --               --          25,882

Interest expense                          12,011              --               --          12,011

Depreciation and amortization             87,355           7,539           14,316         109,210

Segment income (loss)                     86,316         (25,441)           2,547          63,422

Segment assets                         6,512,442         764,444          569,689       7,846,575

Expenditures for segment assets           44,512              --               --          44,512

                                                                     1998
                                      ----------------------------------------------------------------
                                                      LAWN & GARDEN
                                         PLANTS          PRODUCTS        LANDSCAPING          TOTALS
                                      -----------     -------------      -----------       -----------
Revenues from external customers      $   761,315      $   249,368       $   298,782       $ 1,309,465

Intersegment revenues                      74,109           11,089                --            85,198

Interest income                            30,823               --                --            30,823

Interest expense                           16,619               --                --            16,619

Depreciation and amortization             102,448            5,378            14,719           122,545

Segment income (loss)                      31,608          (95,620)          (27,182)          (91,194)

Segment assets                          7,315,190          812,307           564,253         8,691,750

Expenditures for segment assets            63,933               --                --            63,933


NOTE 8 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS OF CASH FLOWS

Other cash flow transactions for the three months ended March 31, 1999 and 1998, include interest payments amounting to approximately $12,000 and $17,000, respectively. There were no income tax payments for the three months ended March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Margo Caribe, Inc. and its subsidiaries, (collectively, the "Company") are primarily engaged in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, sales of lawn and garden products and also provides landscaping design and installation services. During 1999 and 1998, the Company has also been engaged in seeking sites for the development of residential housing projects.

PRINCIPAL OPERATIONS

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico") and the Caribbean.

These operations are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre facility in the Municipality of Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

The Company's operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), and Margo Development Corporation, all Puerto Rico corporations.

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

Margo Development Corporation has been engaged in seeking real estate sites for the development of residential projects in Puerto Rico.

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

During March 1999, the Company leased two additional parcels of land (approximately 320 acres) from the Puerto Rico Land Authority. The Company intends to eventually relocate its existing Vega Alta facilities and corporate offices to this property. The Company also intends to use this additional land to increase the Company's volume of field grown material and to diversify within the nursery business by growing turf (sod).

The Company was recently awarded a contract for approximately $668,000 by the Municipality of San Juan for the purchase of trees in connection with an ongoing reforestation program, in progress during 1999.

The Company was also awarded a landscaping project for the Puerto Rico Art Museum. This landscaping project is scheduled for commencement during 1999 at an approximate contract price of $650,000.

The Company is also exploring the possibility of diversifying into other activities within Puerto Rico, including but not limited to, real estate development. In this regard, during January 1998, the Company incorporated a new subsidiary, Margo Development Corporation. During 1999, the Company will be seeking to acquire options to purchase and/or purchase real estate sites for the development of residential projects in Puerto Rico. As of May 14, 1999, the Company was in process of formalizing an option agreement for the purchase of approximately 20 acres of land near the Municipality of Loiza, Puerto Rico for future real estate development.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS ENDED MARCH 31, 1999 AND 1998

During the first three months of 1999, the Company had net income of approximately $63,000, or $.03 per share, compared to a net loss of $91,000 for the same period in 1998, or $.05 per share.

Net income generated during the three months ended March 31, 1999, when compared to the net loss incurred for the same period in 1998, is due to an increase in the Company's net sales, an increase in gross profit, and a decrease in selling, general and administrative expenses experienced during the first quarter of 1999.

SALES

The Company's consolidated net sales for the first three months of 1999 were approximately $1,533,000, compared to $1,309,000 for the same period in 1998, or an increase of approximately 17%. The increase in sales for the first three months of 1999 when compared to the same period in 1998 is due to a higher demand for the Company's plant material as well as an increase in the volume of landscaping services. These increases in sales include, but are not limited to, the increased demand by large retail chains and the rebuilding effort within Puerto Rico, both as a result of the damages caused by Hurricane Georges during September 1998.

GROSS PROFITS

The Company's gross profit for the first three months of 1998 was 37%, compared to 33% for the same period in 1998, or an increase of approximately 4%.

Increase in gross profit of 4% for the first three months of 1999 when compared to the same period in 1998 is principally due to improved efficiency in landscaping services (gross profit of 31% on services of $403,000 in 1999 vs. gross profit of 12% on services of $299,000 in 1998) during the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $526,000 and $549,000 for the first three months of 1999 and 1998, respectively, resulting in a decrease of 4%.

The decrease in SG&A for the first three months of 1999 when compared to the same period in 1998 is due, among other things, to decreases in repairs and maintenance expenses of landscaping equipment as well as decreases in other maintenance expenses.

As a result of the increase in sales and the decrease in operating expenses, SG&A as a percentage of sales decreased to 34% for the first three months of 1999, compared to 42% for the same period in 1998.

OTHER INCOME AND EXPENSES

The decrease in interest income for the first three months of 1999 when compared to the same period in 1998, is due to lower yields obtained during 1999 with similar investments. The decrease in interest expense for 1999 compared to 1998 is the result of reductions in the outstanding principal balances of long-term debt.

FINANCIAL CONDITION

The Company's financial condition at March 31, 1999 remains comparable with that of December 31, 1998. The Company's current ratio continues to be strong, with a ratio of 3.6 to 1 at March 31, 1999, compared to 3.2 to 1 at December 31, 1998.

At March 31, 1999, the Company had cash of approximately $781,000 and short term investments of $500,000, compared to cash of $747,000 and short term investments of $500,000 at December 31, 1998. The increase in cash at March 31, 1999 is principally due to cash flows provided by operations ($116,000), offset by cash outflows resulting from additions to property and equipment ($45,000) and repayment of long-term debt ($37,000).

Due to favorable results of operations for the quarter ended March 31, 1999, and decreases in accounts payable and accrued expenses, as well as repayment of long-term debt at March 31, 1999, the Company's debt to equity ratio improved to 22% compared to 25% at December 31, 1998.

Stockholders' equity at March 31, 1999 increased due to results of operations for the first quarter. There were no dividends declared nor issuance of capital stock during the first quarter of 1999.

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

The Company estimates that the total cost of being Year 2000 compliant will not exceed $75,000, of which approximately $30,000 had been incurred as of March 31, 1999. The cost of being Year 2000 compliant will be funded through operating cash flows. The Company anticipates being Year 2000 compliant by late September 1999. The costs of and completion date on which the Company believes it will be year 2000 compliant are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1999:

             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MARGO NURSERY FARMS, INC.

Date:  MAY 14, 1999                 BY: /s/ MICHAEL J. SPECTOR
      -------------                 ----------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  MAY 14, 1999                 BY: /s/ ALFONSO ORTEGA
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