Form 10-Q
period 1999-06-30
MARGO CARIBE INC
filed 1999-08-16
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1999

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

                             YES  X                NO
                                -----                -----
The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of August 13, 1999.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                     PART I
                                                           PAGE
                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        4

          Consolidated Statements of Operations              5

          Consolidated Statement of Shareholders'
          Equity                                             6

          Consolidated Statements of Cash Flows              7

          Notes to Consolidated Financial Statements         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             15

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                  22

ITEM 2.  CHANGES IN SECURITIES                              22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                    22
         OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                  22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   22

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998

                                     ASSETS
                                                               1999        1998
                                                           (UNAUDITED)   (AUDITED)
                                                           -----------   ---------
Current assets:
  Cash and equivalents                                     $  684,260    $  747,390
  Short-term investments                                      500,000       500,000
  Accounts receivable, net                                  1,051,880     1,228,572
  Inventories                                               2,615,337     2,264,372
  Prepaid expenses and other current assets                   179,658       190,804
                                                           ----------    ----------
    Total current assets                                    5,031,135     4,931,138

Property and equipment, net                                 1,976,404     2,094,799
Due from shareholder                                          290,226       290,226
Notes receivable                                              620,413       620,413
Other assets                                                   72,224        53,632
                                                           ----------    ----------
    Total assets                                           $7,990,402    $7,990,208
                                                           ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $   45,588    $  158,468
  Notes payable                                               700,000       500,000
  Accounts payable                                            510,135       665,140
  Accrued expenses                                            229,243       211,077
                                                           ----------    ----------
    Total current liabilities                               1,484,966     1,534,685
Long-term debt                                                 85,880        85,880
                                                           ----------    ----------
    Total liabilities                                       1,570,846     1,620,565
                                                           ----------    ----------
Commitments and contingencies                                     -             -

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                             -             -
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,875,322 shares outstanding                              1,915         1,915
 Additional paid-in capital                                 4,637,706     4,637,706
 Retained earnings                                          1,876,223     1,826,310
 Treasury stock, 39,800 common shares,at cost                 (96,288)      (96,288)

    Total shareholders' equity                              6,419,556     6,369,643
                                                           ----------    ----------
    Total liabilities and shareholders' equity             $7,990,402    $7,990,208
                                                           ==========    ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 1999 and 1998
                                   (Unaudited)

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------         -------------------------
                                                       1999         1998                  1999         1998
                                                    ----------   ----------            ----------   ----------
Net sales                                           $1,464,463   $1,467,550            $2,997,527   $2,777,015

Cost of sales                                          927,593      955,321             1,898,706    1,830,992
                                                    ----------   ----------            ----------   ----------
    Gross profit                                       536,870      512,229             1,098,821      946,023

Selling, general and administrative expenses           593,650      513,087             1,119,450    1,062,409
                                                    ----------   ----------            ----------   ----------
    Loss from operations                               (56,780)        (858)              (20,629)    (116,386)
                                                    ----------   ----------            ----------   ----------
Other income (expense):
  Interest income                                       24,743       29,154                50,625       59,977
  Interest expense                                      (8,613)     (16,860)              (20,624)     (33,479)
  Hurricane Georges assistance proceeds                    -            -                  12,800          -
  Miscellaneous income                                  27,141       23,803                27,741       33,933
                                                    ----------   ----------            ----------   ----------
                                                        43,271       36,097                70,542       60,431
                                                    ----------   ----------            ----------   ----------
Income (loss) before provision for income tax          (13,509)      35,239                49,913      (55,955)
Income tax provision                                       -            -                     -            -
                                                    ----------   ----------            ----------   ----------
Net income (loss)                                   $  (13,509)  $   35,239            $   49,913   $  (55,955)
                                                    ==========   ==========            ==========   ==========
Basic and diluted income (loss) per common share    $     (.01)  $      .02                $  .03       $ (.03)
                                                    ==========   ==========            ==========   ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 1999
                                   (Unaudited)

                                               COMMON         COMMON     ADDITIONAL
                                               STOCK          STOCK       PAID-IN         RETAINED         TREASURY
                                               SHARES         AMOUNT      CAPITAL         EARNINGS           STOCK       TOTAL
                                             ---------        ------     ----------      ----------        ---------   ----------
  Balance at December 31, 1998               1,875,322        $1,915     $4,637,706      $1,826,310        $(96,288)   $6,369,643

  Net income                                       -             -              -            49,913             -          49,913
                                             ---------        ------     ----------      ----------        ---------   ----------
  Balance at June 30, 1999                   1,875,322        $1,915     $4,637,706      $1,876,223        $(96,288)   $6,419,556
                                             =========        ======     ==========      ==========        =========   ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                    1999           1998
                                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $   49,913     $  (55,955)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
     activities:
    Depreciation and amortization                                                   238,626        247,418
    Provision for uncollectible accounts
     receivable                                                                      19,700         17,591
    Provision for inventory valuation allowance                                         -           16,000
    Gain on sale of equipment                                                        (2,746)           -
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                                           156,992         35,658
      Inventories                                                                  (350,965)       104,920
      Prepaid expenses and other current assets                                      20,953          1,477
      Due from shareholder                                                              -            1,455
      Other assets                                                                  (18,592)         8,311
      Accounts payable                                                             (155,005)      (185,512)
      Accrued expenses                                                               18,166        (26,595)
                                                                                 ----------     ----------
    Net cash provided by (used in) operating
      activities                                                                    (22,958)       164,768
                                                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                              (141,292)      (162,813)
  Proceeds from sale of equipment                                                    14,000            -
  Collection of notes receivable                                                        -           40,000
                                                                                 ----------     ----------
    Net cash used in investing activities                                          (127,292)      (122,813)
                                                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                      (112,880)       (74,278)
  Increase in notes payable                                                         200,000            -
  Acquisition of treasury stock                                                         -          (47,500)
                                                                                 ----------     ----------
     Net cash provided by (used in) financing
     activities                                                                      87,120       (121,778)
                                                                                 ----------     ----------
NET DECREASE IN CASH                                                                (63,130)       (79,823)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                           747,390      1,230,250
                                                                                 ----------     ----------
CASH AND EQUIVALENTS AT END OF PERIOD                                            $  684,260     $1,150,427
                                                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

The inventory valuation allowance is an estimate which is established through charges to cost of sales. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowance at June 30, 1999 and December 31, 1998 was $175,000 and $200,000, respectively.

Set forth below is the movement of the inventory valuation allowance for the six months ended June 30, 1999:

           DESCRIPTION                                     AMOUNT
---------------------------------                         --------
Beginning balance, January 1, 1999                        $200,000

Write downs                                                (25,000)

Ending balance, June 30, 1999                             $175,000
                                                          ========

NOTE 3 - INVENTORIES

At June 30, 1999 and December 31, 1998, inventories included the following:

       DESCRIPTION                   1999           1998
---------------------------       ----------     ----------
Plant material                    $2,292,482     $1,900,250
Lawn and garden products             278,330        347,637
Raw materials and supplies           219,525        216,485
                                  ----------     ----------
                                   2,790,337      2,464,372

Less valuation allowance            (175,000)      (200,000)
                                  ----------     ----------
                                  $2,615,337     $2,264,372
                                  ==========     ==========
NOTE 4 - NOTES RECEIVABLE

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

At June 30, 1999 and December 31, 1998, notes receivable included the following:

          DESCRIPTION                      1999         1998
----------------------------------       --------     --------

Note receivable from Altec               $100,000     $100,000

8% mortgage note, collateralized by
 land in South Florida, with interest
 payments due monthly and principal
 due in a balloon payment on November
 28, 2000.                                475,000      475,000

10% note, collateralized by real
 property                                  26,331       26,331

8% notes, due on demand, personally
 guaranteed by Company personnel           19,082       19,082
                                         --------     --------
                                         $620,413     $620,413
                                         ========     ========

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 1999 and December 31, 1998 property and equipment included of the following:

           DESCRIPTION                     1999          1998
 ---------------------------------       ----------    ---------

 Leasehold improvements                  $1,470,737    $1,590,145
 Equipment and fixtures                   1,518,133     1,618,312
 Transportation equipment                   295,781       407,266
 Real estate property                       224,327       224,327
                                         ----------    ----------
                                          3,508,978     3,840,050
 Less accumulated depreciation and
  amortization                           (1,532,574)   (1,745,251)
                                         ----------    ----------
                                         $1,976,404    $2,094,799
                                         ==========    ==========
NOTE 6 - INCOME (LOSS) PER COMMON SHARE

The Company reports its earnings per share (EPS) using Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per common share for the periods ended June 30, 1999 and 1998 were determined as follows:

                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
BASIC INCOME (LOSS) PER COMMON SHARE:              1999          1998          1999          1998
------------------------------------            ----------   ----------     ----------   ----------
 Net income (loss) available to
  common shareholders                           $  (13,509)  $   35,239     $   49,913   $  (55,955)
                                                ==========   ==========     ==========   ==========
 Weighted average number of common
  shares outstanding                             1,875,322    1,875,322      1,875,322    1,881,989
                                                ==========   ==========     ==========   ==========
 Basic income (loss) per common share           $     (.01)  $      .02     $      .03   $     (.03)
                                                ==========   ==========     ==========   ==========

DILUTED INCOME (LOSS) PER COMMON SHARE:
 Net income (loss) available to
  common shareholders                           $  (13,509)  $   35,239     $   49,913   $  (55,955)
                                                ==========   ==========     ==========   ==========
 Weighted average number of common
  shares outstanding                             1,875,322    1,875,322      1,875,322    1,881,989
 Plus incremental shares from assumed
  exercise of stock options                            -            -            7,714          -
                                                ----------   ----------     ----------   ----------
 Adjusted weighted average shares                1,875,322    1,875,322      1,883,036    1,881,989
                                                ==========   ==========     ==========   ==========
 Diluted income (loss) per common
  share                                         $     (.01)  $      .02     $      .03   $     (.03)
                                                ==========   ==========     ==========   ==========

For the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1998 the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive, thus no incremental shares were added to the weighted average number of common shares outstanding.

NOTE 7 - SEGMENT INFORMATION

The Company reports its segment information pursuant to Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of three primary business segments: the production and distribution of plants, sales of lawn and garden products and landscaping services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the Company's accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segments's financial condition and results of operations as if they were independent entities.

The Company's segment information for the three months ended June 30, 1999 and 1998, is as follows:

                                                THREE MONTHS ENDED JUNE 30, 1999
                                    ---------------------------------------------------------
                                                 LAWN & GARDEN
                                      PLANTS       PRODUCTS      LANDSCAPING         TOTALS
                                    ---------------------------------------------------------
Revenues from external customers    $  856,038    $  343,733     $  264,692        $1,464,463

Intersegment revenues                   62,359       (17,410)           -              44,949

Interest income                         24,743           -              -              24,743

Interest expense                         8,613           -              -               8,613

Depreciation and amortization          105,040         8,314         16,062           129,416

Segment income (loss)                   86,147       (53,165)       (46,491)          (13,509)

                                                THREE MONTHS ENDED JUNE 30, 1998
                                    ---------------------------------------------------------
                                                 LAWN & GARDEN
                                      PLANTS       PRODUCTS      LANDSCAPING         TOTALS
                                    ---------------------------------------------------------
Revenues from external customers    $  984,771    $  217,637     $  265,142        $1,467,550

Intersegment revenues                   52,973         4,443            -              57,416

Interest income                         29,154           -              -              29,154

Interest expense                        16,860           -              -              16,860

Depreciation and amortization          104,585         5,569         14,719           124,873

Segment income (loss)                  120,724        27,652       (113,137)           35,239


The Company's segment information as of and for the six months ended June 30, 1999 and 1998, is as follows:

                                                 SIX MONTHS ENDED JUNE 30, 1999
                                    ---------------------------------------------------------
                                                 LAWN & GARDEN
                                      PLANTS       PRODUCTS      LANDSCAPING         TOTALS
                                    ---------------------------------------------------------
Revenues from external customers    $1,738,006    $  591,644     $  667,877        $2,997,527

Intersegment revenues                  120,966        16,654            -             137,620

Interest income                         50,625           -              -              50,625

Interest expense                        20,624           -              -              20,624

Depreciation and amortization          192,395        15,853         30,378           238,626

Segment income (loss)                  172,463       (78,606)       (43,944)           49,913

Segment assets                       6,640,593       793,460        556,349         7,990,402

Expenditures for segment assets        141,292           -              -             141,292



                                                 SIX MONTHS ENDED JUNE 30, 1999
                                    ---------------------------------------------------------
                                                 LAWN & GARDEN
                                      PLANTS       PRODUCTS      LANDSCAPING         TOTALS
                                    ---------------------------------------------------------
Revenues from external customers    $1,746,086    $  467,005     $  563,924        $2,777,015

Intersegment revenues                  127,082        15,532            -             142,614

Interest income                         59,977           -              -              59,977

Interest expense                        33,479           -              -              33,479

Depreciation and amortization          207,033        10,947         29,438           247,418

Segment income (loss)                  152,332       (67,968)      (140,319)          (55,955)

Segment assets                       7,349,973       726,555        473,771         8,550,299

Expenditures for segment assets        162,813           -              -             162,813


         NOTE 8 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS OF CASH FLOWS

         a)       NON-CASH INVESTING ACTIVITIES

                  During the six months ended June 30, 1999, fully depreciated equipment amounting to $429,964 was written off, and equipment with a cost of $32,593 and a book value of $11,254 was sold at a gain of $2,746.

                  During the six months ended June 30, 1998, accrued bonuses amounting to $11,948 were applied to outstanding notes receivable owed by Company personnel and fully depreciated equipment amounting to $505,070 was written off.

         b)       OTHER CASH FLOW TRANSACTIONS

                  Other cash flow transactions for the six months ended June 30 1999 and 1998, include interest payments amounting to approximately $20,600 and $33,500, respectively. There were no income tax payments for the six months ended June 30, 1999 and 1998.

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

These operations are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre nursery in Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

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

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to NURSERY RETAILER magazine. As of August 13, 1999, Home Depot had opened two stores, and has announced plans to open seven additional stores in Puerto Rico over the next three years.

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

The Company was awarded a contract for approximately $668,000 by the Municipality of San Juan for the purchase of trees in connection with an ongoing reforestation program. The Company expects the delivery process to be substantially complete by the end of the third quarter of 1999.

The Company was also awarded a landscaping project for the Puerto Rico Art Museum. This landscaping project is scheduled for commencement during late 1999 at an approximate contract price of $650,000.

The Company is also exploring the possibility of diversifying into other activities within Puerto Rico, including but not limited to, real estate development. In this regard, during January 1998, the Company incorporated a new subsidiary, Margo Development Corporation. During the remainder of 1999, the Company will continue seeking to acquire options to purchase and/or purchase real estate sites for the development of residential projects in Puerto Rico. As of August 13, 1999, the Company had identified several sites for possible future development, however, no formal agreements had been reached.

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED JUNE 30, 1999 AND 1998

During the first six months of 1999, the Company had net income of approximately $50,000, or $.03 per share, compared to a net loss of $56,000 for the same period in 1998, or $.03 per share.

For the quarter ended June 30, 1999, the Company incurred a net loss of approximately $14,000 or $.01 per share, compared to net income of approximately $35,000, or $.02 per share for the same period in 1998.

SALES

The Company's consolidated net sales for the first six months of 1999 were approximately $2,998,000, compared to $2,777,000 for the same period in 1998, representing an increase of 8%.

Consolidated net sales for the second quarters of 1999 and 1998 remained comparable ($1,464,000 in 1999 versus $1,468,000 in 1998).

The increase of 8% in sales for the first six months of 1999 when compared to the same period in 1998, was due to increases in sales of lawn and garden products (27%) and landscaping services (18%). Sales of plant material remained comparable.

Although sales for the second quarters ended June 30, 1999 and 1998 remained comparable, sales of plant material decreased by 13% during the second quarter of 1999 principally due to the fact that sales for the second quarter of 1998 included sales of approximately $221,000 to the Puerto Rico Department of Transportation and Public Works. Sales of lawn and garden products increased by 58% during the second quarter of 1999, principally due to increased sales of the Company's Rain Forest product line. Sales of landscaping services remained comparable during both periods.

GROSS PROFITS

The Company's consolidated gross profit for the first six months of 1999 was 37%, compared to 34% for the same period in 1998, or an increase of 3%. Consolidated gross profit for the second quarter of 1999 was also 37%, compared to 35% for the same period in 1998, or an increase of 2%.

Increase in gross profit for the first six months and second quarter of 1999, when compared to the same periods in 1998 was due to a combination of two separate factors.

The first factor was the increase in gross profit arising from improved efficiency in landscaping services, as well as increased sales of the Company's Rain Forest product line.

The second factor, adversely affecting gross profit (due to a related charge to cost of sales), was a physical inventory performed as of June 30, 1999. During 1998, a physical inventory was performed at a later date, and related results were reflected in results of operations for the third quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,119,000 and $1,062,000 for the first six months of 1999 and 1998, respectively. This represented a 5% increase in dollar terms and a 1% decrease as a percentage of sales (due to increase in sales during 1999). The increase in SG&A for the first six months of 1999, when compared to the same period in 1998 is principally due to increases in shipping & warehousing costs (from increased sales of the Rain Forest product line), increase in landscaping management personnel and the establishment of a salary deferral retirement plan to which the Company has contributed during 1999.

SG&A for the second quarter of 1999 were approximately $594,000 compared to $513,000 for the same period in 1998. This represented a 16% increase in dollar terms and a 5% increase over 1998 as a percentage of sales. The increase in SG&A for the second quarter of 1999 when compared to the same period in 1998 is also principally due to increases in shipping and warehousing costs, landscape management and contributions to the retirement plan.

OTHER INCOME AND EXPENSES

The decrease in interest income for the first six months as well as the second quarter ended June 30, 1999, when compared to the same periods in 1998, is due to lower yields obtained during 1999 on similar investments.

The decrease in interest expense for the six months as well as the second quarter ended June 30, 1999 when compared to the same periods in 1998, is due to reductions in the outstanding principal balances of long-term debt.

FINANCIAL CONDITION

The Company's financial condition at June 30, 1999 remains comparable with that of December 31, 1998. The Company's current ratio continues to be strong, with a ratio of 3.4 to 1 at June 30, 1999, compared to 3.2 to 1 at December 31, 1998.

At June 30, 1999, the Company had cash of approximately $684,000 and short term investments of $500,000, compared to cash of $747,000 and short term investments of $500,000 at December 31, 1998. The decrease in cash at June 30, 1999 is principally due to cash out flows from operations ($23,000), additions to property and equipment ($141,000) and repayment of long-term debt ($113,000), offset by cash flows from proceeds of notes payable ($200,00).

As a result of the Company's net income for the six months ended June 30, 1999 and an overall decrease in current liabilities at June 30, 1999, the Company's debt to equity ratio improved to 24% compared to 25% at December 31, 1998.

Stockholders' equity at June 30, 1999 increased due to results of operations for the six month period. There were no dividends declared nor issuance of capital stock during the first six months of 1999.

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

The Company has completed a review and evaluation of its hardware and software programs and applications and is in the process of modifying and testing its software and operating systems for Year 2000 compliance. The testing for the Company's operating hardware has been completed and is Year 2000 compliant. The Company expects the testing for its other systems to be complete by September 30, 1999. All test results are being verified by an external consultant.

While the Company has not initiated formal communications with its suppliers, management also anticipates there will not be any major Year 2000 compliance issues with them due to the nature of the Company's operations and due to the fact that the Company does not order or communicate with its suppliers using any computer based information system.

The Company estimates that the total cost of being Year 2000 compliant will not exceed $75,000, of which approximately $40,000 had been incurred as of June 30, 1999. The cost of being Year 2000 compliant will be funded through operating cash flows. The Company anticipates being Year 2000 compliant by late September 1999. The costs of and completion date on which the Company believes it will be year 2000 compliant are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on May 14, 1999. At this meeting, shareholders were asked to vote on two proposals. Quorum at the meeting consisted of 1,826,954 shares or 97% of 1,875,322 total outstanding common shares. The proposals, together with voting results were as follows:

                                                                        BROKER
          PROPOSAL                         FOR     AGAINST   ABSTAIN   NON-VOTES
-----------------------------------     ---------  -------   -------   ---------
1.  Election of five Directors          1,826,754    200        0          0
   (each of the following nominees
    received the same number of
    votes:  Michael J. Spector,
    Margaret D. Spector, Blas
    Ferraiuoli, Frederick Moss
    and Michael Rubin)

2. Ratification of Deloitte &
   Touche LLP as external
   auditors                             1,826,954     0         0          0

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             27. FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1999:

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MARGO NURSERY FARMS, INC.

Date:  AUGUST 13, 1999              BY: /S/ MICHAEL J. SPECTOR
      ----------------              ----------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer



Date:  AUGUST 13, 1999              BY: /S/ ALFONSO ORTEGA
      ----------------              ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
  27                          Financial Data Schedule.