Form 10-Q
period 1999-09-30
MARGO CARIBE INC
filed 1999-11-15
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended SEPTEMBER 30, 1999

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

                                    YES  [X]   NO  [ ]

The registrant had 1,875,322 shares of common stock, $.001 par value, outstanding as of November 12, 1999.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                     PART I
                                                                     PAGE
ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                  4

          Consolidated Statements of Operations                        5

          Consolidated Statement of Shareholders'  Equity              6

          Consolidated Statements of Cash Flows                        7

          Notes to Consolidated Financial Statements                   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION                       16

                                     PART II

ITEM 1. LEGAL PROCEEDINGS                                             24

ITEM 2. CHANGES IN SECURITIES                                         24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           24

ITEM 5. OTHER INFORMATION                                             24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              24

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

                                    ASSETS
                                   -------
                                                         1999           1998
                                                     -----------    -----------
                                                      (UNAUDITED)    (AUDITED)
Current assets:
  Cash and equivalents                               $   809,478    $   747,390
  Short-term investments                                 500,000        500,000
  Accounts receivable, net of allowance for
   doubtful accounts of $143,000 in 1999 and
   $123,700 in 1998                                    1,018,476      1,228,572
  Inventories                                          2,888,599      2,264,372
  Prepaid expenses and other current assets              228,621        190,804
                                                     -----------    -----------
    Total current assets                               5,445,174      4,931,138

Property and equipment, net                            2,002,987      2,094,799
Due from shareholder                                     290,226        290,226
Notes receivable                                         625,379        620,413
Other assets                                             121,045         53,632
                                                     -----------    -----------
    Total assets                                     $ 8,484,811    $ 7,990,208
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:

  Current portion of long-term debt                  $    39,932    $   158,468
  Notes payable                                        1,000,000        500,000
  Accounts payable                                       553,244        665,140
  Accrued expenses                                       170,884        211,077
                                                     -----------    -----------
    Total current liabilities                          1,764,060      1,534,685

Long-term debt                                            85,880         85,880
                                                     -----------    -----------
    Total liabilities                                  1,849,940      1,620,565
                                                     -----------    -----------
Commitments and contingencies                                 --             --

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                         --             --

 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,915,122 shares issued,
  and 1,875,322 shares outstanding                         1,915          1,915
 Additional paid-in capital                            4,637,706      4,637,706
 Retained earnings                                     2,091,538      1,826,310
 Treasury stock, 39,800 common shares,at cost            (96,288)       (96,288)
                                                     -----------    -----------
    Total shareholders' equity                         6,634,871      6,369,643
                                                     -----------    -----------
    Total liabilities and shareholders' equity       $ 8,484,811    $ 7,990,208
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods ended September 30,1999 and 1998
                                   (Unaudited)

                                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------       -----------------------------
                                                              1999              1998              1999              1998
                                                           -----------       -----------       -----------       -----------
Net sales                                                  $ 1,586,927       $ 1,012,722       $ 4,584,454       $ 3,789,737

Cost of sales                                                  978,479           895,399         2,877,185         2,726,391
                                                           -----------       -----------       -----------       -----------
    Gross profit                                               608,448           117,323         1,707,269         1,063,346

Selling, general and administrative expenses                   568,152           497,661         1,687,603         1,560,070
                                                           -----------       -----------       -----------       -----------
    Income (loss) from operations                               40,296          (380,338)           19,666          (496,724)
                                                           -----------       -----------       -----------       -----------
Other income (expense):
  Interest income                                               24,451            30,347            75,076            90,324
  Interest expense                                             (15,728)          (16,228)          (36,352)          (49,707)
    Hurricane Georges assistance proceeds (loss)               150,080        (1,009,039)          162,880        (1,009,039)
  Write-down of note receivable                                     --          (201,621)               --          (201,621)
  Gain on disposition of equipment                              13,705                --            16,451                --
  Miscellaneous income                                           2,512                --            27,507            33,933
                                                           -----------       -----------       -----------       -----------
                                                               175,020        (1,196,541)          245,562        (1,136,110)
                                                           -----------       -----------       -----------       -----------
Income (loss) before provision for income tax                  215,316        (1,576,879)          265,228        (1,632,834)

Income tax provision                                                --                --                --                --
                                                           -----------       -----------       -----------       -----------
Net income (loss)                                          $   215,316       $(1,576,879)      $   265,228       $(1,632,834)
                                                           ===========       ===========       ===========       ===========
Basic and diluted income (loss) per common share           $       .11       $      (.84)      $       .14       $      (.87)
                                                           ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 1999
                                   (Unaudited)

                                                Common         Common       Additional
                                                stock          stock          paid-in      Retained        Treasury
                                                shares         amount         capital      earnings         stock            Total
                                              ----------     ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1998                   1,875,322     $    1,915     $4,637,706     $1,826,310     $  (96,288)     $6,369,643
Net income                                            --             --             --        265,228             --         265,228
                                              ----------     ----------     ----------     ----------     ----------      ----------
Balance at September 30, 1999                  1,875,322     $    1,915     $4,637,706     $2,091,538     $  (96,288)     $6,634,871
                                              ==========     ==========     ==========     ==========     ==========      ==========

          See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                           1999                   1998
                                                                       -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   265,228            $(1,632,834)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
     activities:
    Depreciation and amortization                                          358,439                372,871
    Write-down of note receivable                                               --                201,621
     Provision for uncollectible accounts receivable                        63,500                 36,000
     Provision for inventory valuation allowance                                --                 30,000
     Gain on disposition of equipment                                      (16,451)                    --
    Assistance/insurance proceeds receivable
     related to Hurricane Georges                                         (150,000)              (367,000)
    Estimated loss of unsalable inventory from hurricane                        --                650,000
    Estimated costs of clean-up, restoration and debris removal                 --                424,457
    Loss on property destroyed by hurricane                                     --                171,039
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                                  296,596                144,689
      Inventories                                                         (624,227)               (73,985)
      Prepaid expenses and other current assets                            (28,029)                19,165
      Other assets                                                         (67,413)                 6,938
      Accounts payable                                                    (111,896)               177,757
      Accrued expenses                                                     (40,193)                (3,863)
                                                                       -----------            -----------
    Net cash provided by (used in) operating
      activities                                                           (54,446)               156,855
                                                                       -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (288,999)              (212,628)
  Proceeds from sale of equipment                                           29,035                     --
  Decrease in due from shareholder                                              --                  1,255
  Increase in notes receivable                                              (6,966)                    --
  Collection of notes receivable                                             2,000                 40,000
                                                                       -----------            -----------
    Net cash used in investing activities                                 (264,930)              (171,373)
                                                                       -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                             (118,536)              (112,227)
  Increase in notes payable                                                500,000                     --
  Acquisition of treasury stock                                                 --                (47,500)
                                                                       -----------            -----------
     Net cash provided by (used in) financing
     activities                                                            381,464               (159,727)
                                                                       -----------            -----------
NET INCREASE (DECREASE) IN CASH                                             62,088               (174,245)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                747,390              1,230,250
                                                                       -----------            -----------
CASH AND EQUIVALENTS AT END OF PERIOD                                  $   809,478            $ 1,056,005
                                                                       ===========            ===========

          See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

The inventory valuation allowance is another estimate which is established through charges to cost of sales. Management's judgement in determining the adequacy of the allowance is based on several factors which include, but are not limited to, costs of specific inventory items, sales histories of these items and management's judgement with respect to future marketability of the inventory. Based on the above, it is possible that the Company's estimate of the inventory valuation allowance could change in the near term. The valuation allowance at September 30, 1999 and December 31, 1998 was $155,000 and $200,000, respectively.

Set forth below is the movement of the inventory valuation allowance for the nine months ended September 30, 1999:

              DESCRIPTION                                              AMOUNT
----------------------------------                                    ----------
Beginning balance, January 1, 1999                                    $ 200,000

Write downs                                                             (45,000)

Ending balance, September 30, 1999                                    $ 155,000
                                                                      =========
NOTE 3 - INVENTORIES

At September 30, 1999 and December 31, 1998, inventories included the following:

       DESCRIPTION                                  1999                1998
--------------------------                      -----------         -----------
Plant material                                  $ 2,497,646         $ 1,900,250
Lawn and garden products                            352,359             347,637
Raw materials and supplies                          193,594             216,485
                                                -----------         -----------
                                                  3,043,599           2,464,372

Less valuation allowance                           (155,000)           (200,000)
                                                -----------         -----------
                                                $ 2,888,599         $ 2,264,372

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

At September 30, 1999 and December 31, 1998, notes receivable included the following:

          DESCRIPTION                                                        1999       1998
------------------------------------------------------------------------   --------   --------

Note receivable from Altec                                                 $100,000   $100,000

8% mortgage note, collateralized by land in South Florida, with interest payments due monthly and principal due in a balloon payment on November

 28, 2000                                                                   475,000    475,000

10% note, collateralized by real

 property                                                                    26,331     26,331

8% notes, due on demand, personally
 guaranteed by present and former

 Company personnel                                                           24,048     19,082
                                                                           --------   --------
                                                                           $625,379   $620,413
                                                                           ========   ========

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30,1999 and December 31, 1998 property and equipment included of the following:

          DESCRIPTION                           1999              1998
--------------------------------------      -----------       -----------

Leasehold improvements                      $ 1,470,737       $ 1,590,145
Equipment and fixtures                        1,501,005         1,618,312
Transportation equipment                        322,422           407,266
Construction in progress                        104,678                --
Real estate property                            224,327           224,327
                                            -----------       -----------
                                              3,623,169         3,840,050
Less accumulated depreciation and
 amortization                                (1,620,182)       (1,745,251)
                                            -----------       -----------
                                            $ 2,002,987       $ 2,094,799

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

Basic and diluted income (loss) per common share for the periods ended September 30, 1999 and 1998 were determined as follows:

                                                                     THREE MONTHS ENDED SEPT.30,         NINE MONTHS ENDED SEPT.30,
                                                                   -----------------------------       ----------------------------
BASIC INCOME (LOSS) PER COMMON SHARE:                                  1999              1998              1999             1998
---------------------------------------------------                -----------      ------------       -----------      -----------
 Net income (loss) available to common shareholders                $   215,316      $ (1,576,879)      $   265,228      $(1,632,834)
                                                                   ===========      ============       ===========      ===========
 Weighted average number of common
  shares outstanding                                                 1,875,322         1,875,322         1,875,322        1,879,767
                                                                   ===========      ============       ===========      ===========
 Basic income (loss) per common share                              $       .11      $       (.84)      $       .14      $      (.87)
                                                                   ===========      ============       ===========      ===========
DILUTED INCOME (LOSS) PER COMMON SHARE:
 Net income (loss) available to
  common shareholders                                              $   215,316      $ (1,576,879)      $   265,228      $(1,632,834)
                                                                   ===========      ============       ===========      ===========
 Weighted average number of common
  shares outstanding                                                 1,875,322         1,875,322         1,875,322        1,879,767

 Plus incremental shares from assumed
  exercise of stock options                                             13,702                --             9,726               --
                                                                   -----------      ------------       -----------      -----------
 Adjusted weighted average shares                                    1,889,024         1,875,322         1,885,048        1,879,767
                                                                   ===========      ============       ===========      ===========
 Diluted income (loss) per common share                            $       .11      $       (.84)      $       .14      $      (.87)
                                                                   ===========      ============       ===========      ===========

For the three months ended September 30, 1998, and the nine months ended September 30, 1998 the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive, thus no incremental shares were added to the weighted average number of common shares outstanding.

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

The Company's segment information for the three months ended September 30, 1999 and 1998, is as follows:

                                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                         --------------------------------------------------------------------------
                                                                              Lawn & Garden
                                                             Plants              Products          Landscaping              Totals
                                                         --------------------------------------------------------------------------
Revenues from external customers                         $ 1,048,850          $   269,673          $   268,404          $ 1,586,927

Intersegment revenues                                         40,567                4,457                   --               45,024

Interest income                                               24,451                   --                   --               24,451

Interest expense                                              15,728                   --                   --               15,728

Depreciation and amortization                                 93,005                8,955               17,853              119,813

Segment income (loss)                                        273,583              (22,426)             (35,841)             215,316

                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                         --------------------------------------------------------------------------
                                                                              Lawn & Garden
                                                             Plants              Products          Landscaping              Totals
                                                         --------------------------------------------------------------------------
Revenues from external customers                         $   592,173          $   189,347          $   231,202          $ 1,012,722

Intersegment revenues                                         27,044                2,041                   --               29,085

Interest income                                               30,347                   --                   --               30,347

Interest expense                                              16,228                   --                   --               16,228

Depreciation and amortization                                105,298                5,571               14,584              125,453

Segment loss                                              (1,446,461)             (53,589)             (76,829)          (1,576,879)

The Company's segment information as of and for the nine months ended September
30, 1999 and 1998, is as follows:
                                                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                         --------------------------------------------------------------------------
                                                                              Lawn & Garden
                                                             Plants              Products          Landscaping              Totals
                                                         --------------------------------------------------------------------------


Revenues from external customers                         $ 2,786,856          $   861,317          $   936,281          $ 4,585,454

Intersegment revenues                                        161,533               21,111                   --              182,644

Interest income                                               75,076                   --                   --               75,076

Interest expense                                              36,352                   --                   --               36,352

Depreciation and amortization                                285,400               24,808               48,231              358,439

Segment income (loss)                                        446,046             (101,033)             (79,785)             265,228

Segment assets                                             7,144,616              834,075              506,120            8,484,811

Expenditures for segment assets                              288,999                   --                   --              288,999

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                         --------------------------------------------------------------------------
                                                                              Lawn & Garden
                                                             Plants              Products          Landscaping              Totals
                                                         --------------------------------------------------------------------------
Revenues from external customers                         $ 2,338,259          $   656,352          $   795,126          $ 3,789,737

Intersegment revenues                                        154,126               17,573                   --              171,699

Interest income                                               90,324                   --                   --               90,324

Interest expense                                              49,707                   --                   --               49,707

Depreciation and amortization                                312,331               16,518               44,022              372,871

Segment income (loss)                                     (1,294,129)            (121,557)            (217,148)          (1,632,834)

Segment assets                                             6,649,871              817,702              479,978            7,947,551

Expenditures for segment assets                              212,628                   --                   --              212,628

NOTE 8 - HURRICANE GEORGES

On September 21, 1998, Puerto Rico was struck by Hurricane Georges, a category 3 hurricane on the Saffir/Simpson scale. The hurricane damaged the Company's facilities and destroyed a portion of the inventory of plant material.

At September 30, 1998, as a result of the damages caused by the hurricane, the Company recorded the following loss:

               DESCRIPTION                                             AMOUNT
-------------------------------------                               ------------
Estimated loss of unsalable and
  damaged inventory                                                 $   650,000
Estimated costs of clean-up,
  restoration and debris removal                                        555,000
Book value of property destroyed                                        171,039
                                                                    -----------
                                                                      1,376,039
Less:  Insurance proceeds receivable
       (subsequently collected)                                        (367,000)
                                                                    -----------
Loss from damages caused by the hurricane                            $1,009,039
                                                                    ===========

During April 1999, the Company received an assistance payment of $12,880 from the Farm Service Agency of the United States Department of Agriculture for debris removal from damages caused by the hurricane.

The Puerto Rico Department of Agriculture has also committed to provide assistance to bona-fide agricultural enterprises for damages caused by the hurricane to uninsured agricultural infrastructure.

As of September 30, 1999, the Company had applied for approximately $214,000 in assistance from the Puerto Rico Department of Agriculture. During the quarter ended September 30, 1999, the Company recorded estimated assistance revenues of $150,000 based on preliminary indications from the Puerto Rico Department of Agriculture of the amount the Company may be eligible to receive. The assistance to be ultimately received, however, may vary from the estimate and the difference may be material.

NOTE 9 - INCOME TAX

For the nine months ended September 30, 1999 and 1998, the Company did not record any provision for income tax due to a 90% tax exemption from income derived from its bona-fide agricultural operation, as well as the net loss and related loss carryforwards as of September 30, 1998, arising from the damages caused by Hurricane Georges.

NOTE 10 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS
OF CASH FLOWS

a)       NON-CASH INVESTING ACTIVITIES

         During the nine months ended September 30, 1999, fully depreciated equipment amounting to $443,569 was written off, and equipment with a cost of $66,109 and a book value of $43,459 was sold at a gain of $16,451.

         During the nine months ended September 30, 1998, accrued bonuses amounting to $11,948 were applied to outstanding notes receivable owed by Company personnel and fully depreciated equipment amounting to $505,070 was written off.

b)       OTHER CASH FLOW TRANSACTIONS

         Other cash flow transactions for the nine months ended September 30, 1999 and 1998, include interest payments amounting to approximately $21,000 and $49,700, respectively. There were no income tax payments for the nine months ended September 30, 1999 and 1998.

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

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to NURSERY RETAILER magazine. As of November 12, 1999, Home Depot had opened two stores, and has announced plans to open seven additional stores in Puerto Rico over the next three years.

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

During the third quarter of 1999, the Company became the largest supplier of live goods (plant material) to Wal-Mart Stores, which presently has nine stores throughout Puerto Rico.

The Company was awarded a contract for approximately $668,000 by the Municipality of San Juan for the purchase of trees in connection with an ongoing reforestation program. At September 30, 1999 the Company had already delivered approximately 76% of the contract and expects the delivery process to be complete during the fourth quarter of 1999.

The Company was also awarded a landscaping project for the Puerto

Rico Art Museum. This landscaping project is scheduled for commencement during the fourth quarter 1999 at an approximate contract price of $650,000.

On August 31, 1999, the Company entered into an option agreement to pruchase approximately 109 acres of land in the Municipality of Barceloneta, Puerto Rico. The Company paid $ 47,500 for the option agreement, which will be applied to the purchase price of the land of $950,000. The Company intends to develop a low cost residential housing project on this land, through its wholly-owned subsidiary, Margo Development Corporation.

During the remainder of 1999, the Company will continue seeking to acquire options to purchase and/or purchase real estate sites for the development of residential projects in Puerto Rico. As of November 12, 1999, the Company had identified several additional sites for possible future development, however, no formal agreements had been reached.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

During the nine months ended September 30, 1999, the Company had net income of approximately $265,000, or $.14 per share, compared to a net loss of $1,633,000 for the same period in 1998, or $.87 per share.

For the quarter ended September 30, 1999, the Company had net income of approximately $215,000 or $.11 per share, compared to a net loss of approximately $1,577,000, or $.84 per share for the same period in 1998.

Income from operations for the nine months as well as the quarter ended September 30, 1999 improved as a result of increased sales and higher gross profits when compared to the operating losses incurred for the same periods in 1998.

Net income for the nine months and quarter ended September 30, 1999 also improved when compared to the same periods in 1998 principally due to the loss incurred from damages caused by Hurricane Georges in 1998, a portion of which was recovered through government assistance during 1999.

SALES

The Company's consolidated net sales for the nine months ended September 30, 1999 were approximately $4,584,000, compared to $3,790,000 for the same period in 1998, representing an increase of 21%.

Consolidated net sales for the quarter ended September 30, 1999 were approximately $1,587,000 compared to $1,013,000 for the same period in 1998, representing an increase of 57%.

The increase in consolidated net sales of 21% and 57% for the nine months as well as the quarter ended September 30, 1999 (respectively), was principally due to increased sales of plant material under a sales contract with the Municipality of San Juan, of which a major portion of the sales were recorded during the third quarter of 1999.

During the nine months ended September 30, 1998, the Company was also engaged in a similar sales contract with the Puerto Rico Department of Transportation and Public Works, however, sales under this contract were recorded during the second quarter of 1998, and the contract price was for a lesser amount.

Consolidated net sales for the nine months and quarter ended September 30, 1999 also incresed when compared to the same periods in 1998 due to an increase in sales volume to chain stores such as

Wal-Mart and The Home Depot. Increases included sales of both plant material and lawn and garden products, with Rain Forest products representing the major increase.

Additionally, during 1998 the Company lost sales during the last week of September due to the passing of Hurricane Georges over Puerto Rico on September 21, 1998.

GROSS PROFITS

The Company's consolidated gross profit for the nine months ended September 30, 1999 was 37%, compared to 28% for the same period in 1998, or an increase of 9%. Consolidated gross profit for the third quarter of 1999 was 38%, compared to 12% for the same period in 1998, or an increase of 26%.

The increase in consolidated gross profit of 9% for the nine months and 26% for the quarter ended September 30, 1999 when compared to the same periods in 1998 is due to an increase in sales of plant material in connection with the sales contract with the Municipality of San Juan, increased sales of lawn and garden products (specifically sales of the Company's Rain Forest product line) and improved efficiency in landscaping services.

In addition, gross profits for the quarter and nine months ended September 30, 1998, were adversely affected by a charge to cost of sales resulting from a physical inventory performed during the third quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,688,000 for the nine months ended September 30, 1999, compared to $1,560,000 for the same period in 1998, representing an increase of 8% in dollar terms and a decrease of 4% as a percentage of sales (due to increased sales during 1999).

SG&A for the quarter ended September 30, 1999 were approximately $568,000 compared to $498,000 for the same period in 1998, representing an increase of 14% in dollar terms and a decrease of 13% as a percentage of sales (also due to increased sales during 1999).

The increase is SG&A (in dollar terms) for the nine months as well as the quarter ended September 30, 1999, when compared to the same periods in 1998 is due to increases in shipping and warehousing costs (partially due to increased sales of the Rain Forest product line), increase in landscaping management personnel and the establishment of a salary deferral retirement plan to which the Company has contributed throughout 1999.

Also, as a result of the damages caused by Hurricane Georges, a portion of SG&A (including salaries) from September 21st through September 30th were classified as hurricane losses at September 30, 1998.

OTHER INCOME AND EXPENSES

The decrease in interest income for nine months as well as the third quarter ended September 30, 1999, when compared to the same periods in 1998, is due to lower yields obtained during 1999 on similar investments.

The decrease in interest expense for the nine months as well as the third quarter ended September 30, 1999 when compared to the same periods in 1998, is due to reductions in the outstanding principal balances of long-term debt, despite an increase in notes payable during the third quarter of 1999.

HURRICANE GEORGES

As previously mentioned, Hurricane Georges struck Puerto Rico on September 21, 1998. The Company wrote down property with a book value of $171,039 and expensed estimated costs (including administrative expenses) of clean-up, restoration and debris removal of $555,000 as of September 30, 1998, due to the damages caused by the hurricane.

The hurricane also damaged or destroyed plant material at both of the Company's locations. After the hurricane, it was not practical nor feasible to perform a physical inventory in order to determine losses of plant material inventory, since damage to various varieties was not yet fully visible. However, based on preliminary review and evaluations of plant material inventory, the Company estimated the loss at approximately $650,000 at September 30, 1998.

Subsequent to the above losses, the Company received $367,000 from one of its insurers for property damages, thereby reducing the loss by that amount as of September 30, 1998.

During April 1999, the Company received an assistance payment of $12,880 from the Farm Service Agency of the United States Department of Agriculture for debris removal arising from damages caused by Hurricane Georges.

The Puerto Rico Department of Agriculture has also committed to provide assistance to bona-fide agricultural enterprises for damages caused by the hurricane to agricultural infrastructure not covered by insurance.

The Company applied for approximately $214,000 in assistance from the Puerto Rico Department of Agriculture. During the quarter ended September 30, 1999, the Company recorded estimated assistance revenues of $150,000 based on preliminary indications from the Puerto Rico Department of Agriculture of the amount the Company may be eligible to receive. The assistance to be ultimately received, however, may vary from this estimate and the difference may be material.

WRITE DOWN OF NOTE RECEIVABLE

On September 23, 1998, Hurricane Georges struck the Dominican Republic. The Company owns a note receivable from the sale of a former subsidiary to a Dominican Republic company, with a carrying value of approximately $302,000 as of June 30, 1998. The note has been in dafault since December 1995 and is collateralized by a second morgage on property and equipment. It is the Company's understanding that those facilities were severely damaged or destroyed. As a result of the damages cuased by the hurricane, the Company determined to write down the carrying value of the note to $100,000. The write down, amounting to $201,621 was included as an other expense in the consolidated statements of operations for the quarter and nine months ended September 30,1998.

FINANCIAL CONDITION

The Company's financial condition at September 30, 1999 remains comparable with that of December 31, 1998. The Company's current ratio continues to be strong, with a ratio of 3.1 to 1 at September 30, 1999, compared to 3.2 to 1 at December 31, 1998.

At September 30, 1999, the Company had cash of approximately $809,000 and short term investments of $500,000, compared to cash of $747,000 and short term investments of $500,000 at December 31, 1998. The increase in cash at September 30, 1999 is principally due to cash flows from proceeds of notes payable ($500,000) offset by cash outflows form operations ($54,000), additions to property and equipment ($289,000) an repayment of long-term debt ($119,000).

Stockholders' equity at September 30, 1999 increased due to results of operations for the nine month period. There were no dividends declared nor issuance of capital stock during the nine months ended September 30, 1999.

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

The Company has completed a review and evaluation of its hardware and software programs and applications and is in the process of modifying and testing its software and operating systems for Year

2000 compliance. The testing for the Company's operating hardware has been completed and is Year 2000 compliant. The Company has also completed testing of all software systems except for final testing of the core accounting application, which it expects to be Year 2000 compliant by November 30, 1999. All tests are being performed and verified by an external consultant.

The Company has already initiated formal communications with its suppliers, however, management anticipates there will not be any major Year 2000 compliance issues with them due to the nature of the Company's operations and due to the fact that the Company does not order or communicate with its suppliers using any computer based information system.

The Company estimates that the total cost of being Year 2000 compliant will not exceed $75,000, of which approximately $50,000 had been incurred as of September 30, 1999. The cost of being Year 2000 compliant will be funded through operating cash flows. The Company anticipates being Year 2000 compliant by late November 1999. The costs of and completion date on which the Company believes it will be year 2000 compliant are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

          27 FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended September 30, 1999:

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MARGO NURSERY FARMS, INC.

Date:  NOVEMBER 12, 1999              BY: /S/ MICHAEL J. SPECTOR
      ------------------              ----------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date:  NOVEMBER 12, 1999              BY: /S/ ALFONSO ORTEGA
      ------------------              ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX
EXHIBIT           DESCRIPTION
-------           -----------

  27              FINANCIAL DATA SCHEDULE