Form 10-K
period 1999-12-31
MARGO CARIBE INC
filed 2000-03-30
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      NONE
                                      ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $12,267,160 based on the last sales price of $19 per share on March 15, 2000 and 645,640 shares held by non-affiliates.

The registrant had 1,882,322 shares of common stock, $.001 par value, outstanding as of March 15, 2000.

                               MARGO CARIBE, INC.

                         1999 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I
ITEM 1.  BUSINESS........................................................................................  1

ITEM 2.  PROPERTIES......................................................................................  9

ITEM 3.  LEGAL PROCEEDINGS............................................................................... 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... ................................. 10

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS......................................................................  11

ITEM 6.  SELECTED FINANCIAL DATA........................................................................  12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION........................................................  14

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK ....................................................................................  20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................  20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................  20

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................. 21

ITEM 11.  EXECUTIVE COMPENSATION......................................................................... 23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT............................................................................... 25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................. 27

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K................................................................................29


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The principal business of Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") is the production and distribution of tropical and flowering plants, the sale and distribution of lawn and garden products as well as landscaping design and installation services. The Company is also engaged in seeking sites for the development of residential housing projects.

     On February 9, 2000, the Company signed a letter of intent to merge with iTract, LLC, a developmental stage internet company. To the extent the transactions contemplated in the letter of intent are consumated, the Company will cease being engaged in the current nursery and related businesses and would be engaged in providing internet based marketing services. See "Proposed Merger with iTract, LLC" herein.

PRINCIPAL OPERATIONS

     During 1999 and 1998, the Company conducted operations in the Commonwealth of Puerto Rico ("Puerto Rico"). During 1997, the Company also conducted operations in South Florida. These operations are described below.

Puerto Rico Operations

     The Company's operations in Puerto Rico are conducted at a 117 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Main Nursery Farm" herein. The 13 acre facility in the Municipality of Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

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

     The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. As of December 31, 1999, Home Depot had opened two stores, and has announced plans to open seven additional stores in Puerto Rico over the next three years.

     During March 1999, the Company leased two additional parcels of land (approximately 320 acres) from the Puerto Rico Land Authority with the intent of relocating its existing Vega Alta facilities and corporate offices to this property as well as to use this additional land to increase the Company's volume of field grown material and to deversify within the nursery business by growing turf (sod).

     During the third quarter of 1999, the Company became the largest supplier of live goods (plant material) to WalMart Stores, which presently has nine stores throughout Puerto Rico.

      Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

     The Company was awarded a landscaping project for the Puerto Rico Art Museum being constructed in San Juan, Puerto Rico. This landscaping project commenced during the fourth quarter of 1999 at an approximate contract price of $650,000.

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

     On August 31, 1999, the Company entered into an option agreement to purchase approximately 109 acres of land in the Municipality of Barceloneta, Puerto Rico for possible development of a residential project. The Company paid $47,500 for the option agreement, which will be applied to the purchase price of the land of $950,000. This option expires on April 16, 2000.

South Florida Operations

     On August 15, 1997, after a review of past and present performance of the South Florida operation (Margo Bay Farms, Inc.), and in view of the strong competition in that market, the Company's Board of Directors made the determination to close this operation effective September 30, 1997, and dispose of all related assets. On September 29 and November 28, 1997, the Company sold the two nursery farms (a 54 acre and a 20 acre parcel) which comprised the Company's facilities in South Florida.

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

     The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company targets construction and government projects which require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as The Home Depot, WalMart Stores, Kmart, and Masso Expo), the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 1999, the Company's two largest customers accounted for approximately 26% of the Company's net sales. The first customer (The Home Depot) accounted for 14% and the second customer (WalMart Stores) accounted for 12% of the Company's net sales.

     During 1998 and 1997, the Company's single largest customer, Masso Expo (formerly Builders Square) accounted for approximately 13% and 24%, respectively, of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

Financial Information Relating to Principal Operations

     The following table sets forth information regarding operations at each of the Company's operating locations for the years ended December 31, 1999, 1998 and 1997 as well as information regarding assets by location as of December 31, 1999, 1998 and 1997. The information is provided after the elimination of intercompany transactions.

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                              (AMOUNTS IN 000'S)
SALES BY LOCATION:
Puerto Rico:
       Plants                                           $ 3,781    $ 3,019    $ 2,957
       Lawn and garden products                           1,120        862      1,390
       Landscaping                                        1,300      1,468      1,724
South Florida                                              --         --          478
                                                        -------    -------    -------
                                                        $ 6,201    $ 5,349    $ 6,549
                                                        =======    =======    =======

OPERATING LOSS BY LOCATION:
Puerto Rico                                             $  (165)   $  (397)   $  (722)
South Florida                                              --         --         (517)
                                                        -------    -------    -------
                                                        $  (165)   $  (397)   $(1,239)
                                                        =======    =======    =======

IDENTIFIABLE ASSETS BY LOCATION:
Puerto Rico                                             $ 8,917    $ 7,990    $ 8,952
South Florida                                              --         --         --
                                                        -------    -------    -------
                                                        $ 8,917    $ 7,990    $ 8,952
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

Competition

     At the present time, the Company's sales efforts are primarily focused in Puerto Rico and the Caribbean. The Company enjoys an advantage over its competitors because it is the largest producer of quality nursery products in Puerto Rico. The Company continues expanding its operations in Puerto Rico. Most of the Company's competitors in Puerto Rico and the Caribbean are small nurseries and landscapers.

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

Employees

     At December 31, 1999, the Company had 144 full time employees, of which 124 were directly involved in nursery production activities, and 20 in sales, accounting and administration. None of its employees are represented by a union.

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

Natural Hazards

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of March 15, 2000, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

INCOME TAXES

Federal Taxes

     As a Florida corporation, through December 31, 1997, the Company was subject to federal income taxes on its worldwide operations. For U.S. income tax purposes, the Company had elected the benefits of Section 936 ("Section 936") of the Internal Revenue Code (the "Code"), which provided a credit against the Company's income tax liability based generally on a portion of wages paid by the Company in Puerto Rico.

     The Small Business Job Protection Act of 1996 (the "1996 Amendments") enacted into law on August 20, 1996, amended Section 936 by repealing the credit available under this Section subject to a ten-year grandfather rule applicable only for corporations that were actively conducting a trade or business in Puerto Rico on October 13, 1995. In light of the phase-out of the benefits of
Section 936, the Company decided to change its jurisdiction of incorporation to Puerto Rico, where it enjoys substantial tax benefits as discussed below. As a Puerto Rico corporation, effective January 1, 1998, the Company is generally only subject to U.S. income taxation to the extent it is engaged in a trade or business in the United States or receives income from sources in the United States.

Puerto Rico Taxes

     The Company is also subject to Puerto Rico income taxes from its Puerto Rico operations. Subject to certain limitations, during 1997 the Company's federal income tax liability was creditable against its Puerto Rico income tax liability.

     The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (Act. No. 225 of December 1, 1995, as amended) provides its nursery operations with a 90% tax exemption for income derived from "bonafide" agricultural activities within Puerto Rico, including sales within and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act defines "bona fide agricultural activity" to include the nursery business. The Act became effective for taxable years commencing on or after December 1, 1995.

     Rain Forest obtained a grant of tax exemption for its manufacturing operations from the Puerto Rico Government under the Tax Incentives Act of 1987. The grant provides a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes. The grant is for a period of 15 years, commencing January 1, 1997.

PROPOSED MERGER WITH  iTRACT, LLC

     On February 9, 2000 the Company announced that it entered into a non-binding letter of intent to merge with iTract, LLC ("iTract"), a privately held developmental stage internet company building a communication tool that is designed to allow its users to deliver a targeted marketing campaign using e-mail, fax and postal mail. To date, iTract has not earned any significant revenues.

     iTract will seek to address the needs of businesses that desire more efficient, expedient and cost- effective ways to promote and communicate products and services to their target audiences. iTract will target small to medium sized businesses that want to reach potential customers at a lower cost than traditional direct marketing. iTract's system is designed to allow users to send out faxes, e-mails and postal mail in volume from the same document directly off the computer at the same time. iTract is also building a permission-based fax and e-mail list that is demographically organized and can be custom configured to meet the client's marketing needs.

     Under the proposed transaction, the Company would first reincorporate as a Delaware corporation pursuant to a merger (the "Reincorporation Merger") with a newly created Delaware corporation. A subsidiary of the new Delaware corporation would then merge with iTract (the "iTract Merger"). As a result of the iTract Merger, iTract members would receive 88% of the issued and outstanding shares of common stock of the new Delaware corporation (on a fully diluted basis assuming exercise of all outstanding stock options) in exchange for all the outstanding membership interests of iTract. Thus, following the iTract Merger, iTract members would control the new Delaware corporation, holding 88% of its common stock, with the Company's current shareholders holding 12%. Prior to the effective time of the iTract Merger, all outstanding stock options held by officers, directors and employees of the Company would vest and become immediately exercisable. Following the merger, the new corporation would be named iTract, Inc. A majority of the Board of Directors of the merged company would be composed of members designated by iTract, and iTract's management would manage the merged company. The letter of intent does not provide for any break-up fee. It is anticipated that the Reincorporation Merger will be a taxable transaction for U. S. shareholders for federal income tax purposes.

     It is a condition to the consummation of the iTract Merger that the Company sell prior to the iTract Merger its nursery and other operating businesses. In addition, as of the effective time of the merger, the Company must have at least $5 million in cash and cash equivalents and not be subject to liabilities exceeding $10,000 in the aggregate.

     In connection with the execution of the letter of intent, Michael J. Spector, President, Chief Executive Officer and the controlling shareholder of the Company, and another major shareholder of the Company made a $2.0 million loan to International Commerce Exchange Systems, Inc. ("ICES"), an indirect parent company of iTract. The loan is payable in a single balloon payment on the closing day of the iTract Merger. If the iTract Merger is not consummated, such loan will be converted into common stock of ICES.

     The parties anticipate that the transaction would close during the latter part of the second quarter or early part of the third quarter of 2000, subject to the negotiation of definitive agreements, the satisfactory completion of due diligence examinations, and the satisfaction of various other conditions customary and appropriate for this type of transaction, including the approval of the merger by the majority of the Company's and iTract's equity holders, the qualification of the iTract Merger as a tax-free reorganization for federal and Puerto Rico income tax purposes, continued listing of the shares on the NASDAQ Small Cap Market and obtaining an opinion from an investment banking firm satisfactory to the Company that the transaction is fair to shareholders from a financial point of view. The letter of intent provides that concurrent with the execution of the merger agreement, Michael J. Spector will agree to vote his Company shares, representing approximately 66% of the Company's outstanding common stock, in favor of the merger. No assurance can be given that the Company will reach a definitive merger agreement or that, if reached, the parties will be able to satisfy the conditions to the consummation of the merger. If the parties do not execute a merger agreement by April 14, 2000, the letter of intent will be automatically terminated.

     To the extent a definitive merger agreement is executed with iTract, the Company plans to file a Registration Statement on SEC Form S-4 in connection with the proposed transactions and mail a proxy statement/prospectus to the Company's shareholders containing information about the proposed transactions. Investors and shareholders are urged to carefully read the Registration Statement and proxy statement/prospectus when they are available.

ITEM 2.  PROPERTIES

     During 1999, the Company conducted its operations from nursery facilities located in Puerto Rico.

Vega Alta Nursery Facility

     The Company leases a 117 acre nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. The facility, which includes the Company's corporate offices, consists of approximately 1,130,000 square feet of shadehouses, propagation and mist facilities, as well as a 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, as well as a home for a field supervisor.

     The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are officers, directors and the major shareholders of the Company, pursuant to a lease agreement dated January 1, 1993. The lease provides for an initial term of five years subject to one additional renewal term of five years at the option of the Company. During the initial term of the lease, rent was $19,000 per month. The lease also provides that during the renewal term, the rent increases to the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Under the lease, the Company must pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000. The Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007.

     On January 1, 1994, the lease agreement was amended to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal or purchase options for this tract of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value (approximately $45,000 at February 1, 2000) of the leasehold improvements applicable to such parcel as of the date of termination. Effective February 1, 2000, the lease agreement with respect to the 27 acre parcel terminated.

     During the years ended December 31, 1999 and 1998, total lease payments to the Spectors amounted to $309,000 (not including the monthly payments for the option referred to above).

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

     For the years ended December 31, 1999, and 1998 total lease payments amounted to $60,000 and $45,000, respectively. Lease payments for 1998 reflect a rent abatement of $15,000 due to damages caused by Hurricane Georges.

New Vega Alta Facility

     On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Government of the Commonwealth of Puerto Rico). The two parcels are adjacent to each other, have a total capacity of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. Lease payments amount to $33,625 per year. During 1999, lease payments of $25,219 were made. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

     The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 1999 and 1998. The last reported sales price for the Common Stock on March 15, 2000 was $19 per share.

                            1999                      1998
                     --------------------     --------------------
QUARTER:              HIGH       LOW           HIGH        LOW
--------              ----       ---           ----        ---

First               $ 4         $ 2 1/16         $ 3       $ 1 7/8
Second                3 1/2       2 1/16           2 1/2     1 5/16
Third                 3 1/4       2 3/16           4         1 7/16
Fourth                2 7/8       1 15/16          3         2


     There were approximately 78 holders of record of the common stock as of December 31, 1999. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners.

     On February 27, 1998, the Company purchased 20,000 shares of common stock at a cost of $47,500. As of March 15, 2000, the Company had 1,882,322 shares of common stock outstanding.

     The Company did not pay any dividends on its common stock during 1999 or 1998. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for Margo Caribe, Inc. on a historical basis, for each of the five years ended December 31, 1999. The selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Consolidated Financial Statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA


                                                                                       YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------------
Earnings Statement Data:                                       1999            1998          1997           1996            1995
                                                           ------------   ------------   ------------   ------------   ------------
   Net sales                                               $  6,201,233   $  5,349,244   $  6,548,912   $  6,108,865   $  4,933,718
   Gross profit                                               2,230,111      1,726,173      1,365,335      2,137,340      1,777,358
   Selling, general and administrative expenses               2,395,350      2,122,976      2,604,106      2,130,114      2,110,380
   Income (loss) from operations                              (165,239)       (396,803)    (1,238,771)         7,226       (333,022)
   Loss before income tax provision                            (127,867)    (1,112,837)      (750,534)      (553,722)      (386,334)
   Net loss                                                    (127,867)    (1,112,837)      (750,534)      (577,214)      (396,334)
   Net loss per common share - basic and diluted           ($       .07)  ($       .59)  ($       .40)  ($       .30)  ($       .21)
   Weighted average number of common shares outstanding       1,875,322      1,878,655      1,895,322      1,895,322      1,895,322

Balance Sheet Data:
   Working capital                                         $  4,306,446   $  3,396,453   $  4,151,894   $  4,113,799   $  5,020,099
   Total assets                                               8,916,981      7,990,208      8,952,088     10,396,211     15,400,582
   Long-term debt (excluding current portion)                   338,597         85,880        252,883        427,078        354,707
   Stockholders' equity                                       6,241,776      6,369,643      7,529,980      8,271,350      8,848,402


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     For the year ended December 31, 1999, the Company incurred a consolidated net loss of approximately $128,000, compared to a net loss of $1,113,000 and $751,000 in 1998 and 1997, respectively. These amounts represent a consolidated net loss per common share of $.07, $.59 and $.40 for 1999, 1998 and 1997, respectively.

     The Company's net loss for the year ended December 31, 1999, was due to an operating loss of approximately $165,000, which was offset by other income of $37,000. The operating loss for the year ended December 31, 1999 was principally due to an increase in selling, general and administrative expenses incurred during the year.

     The Company's net loss for the year ended December 31, 1998 was due to three unrelated events experienced during the year. The first of these events was a decrease in sales of approximately $1.2 million (when compared to 1997), which precluded additional gross profit to absorb selling, general and administrative expenses. The second and third events were non-operational in nature. These included the write-down of approximately $202,000 to the carrying value of a note receivable and a loss of $609,000 as a result of damages caused by Hurricane Georges on September 21, 1998.

     The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. However, as of March 15, 2000, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories nor business interruption coverage for its operations. The Company intends to continue to seek to obtain crop insurance and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be successful in obtaining such coverages.

     During the year ended December 31, 1997, the Company closed its South Florida operation and sold the major assets related to this operation, represented by two parcels of land. Although the sale of these two properties resulted in a gain of $474,574 for 1997, this gain was more than offset by a loss from operations of approximately $1,239,000 of which $517,000 corresponded to the South Florida operation, arising from storage and maintenance costs as well as the write down associated with unsalable inventory and certain other administrative costs related to the closing of the operation.

RESULTS OF OPERATIONS

Sales

     Consolidated net sales for the year ended December 31, 1999 were approximately $6,201,000, representing an increase of 16% over sales of $5,349,000 in 1998. The increase in sales for 1999 was principally due to the result of increased sales volume to chain stores such as The Home Depot and WalMart Stores, as well as a sales contract of mature trees with the Municipality of San Juan. Increases included sales of both plant material ($762,000) and lawn and garden products ($258,000), with Rain Forest products representing the major increase. Sales of landscaping services decreased by $168,000 due to higher volume of post-Hurricane Georges services performed during the fourth quarter of 1998.

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

Gross Profits

     The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                  YEARS ENDED DECEMBER 31,
                                               -----------------------------
                                                 1999       1998       1997
                                               ------     ------     ------
Net sales                                       100.0%     100.0%     100.0%
Cost of sales                                    64.0       67.8       79.2
                                               ------     ------     ------
Gross profit                                     36.0       32.2       20.8
Selling, general and administrative expenses     38.6       39.7       39.8
                                               ------     ------     ------
Loss from operations                             (2.6)      (7.5)     (19.0)
Interest income (expense), net                     .9        1.2        --
Other income (expenses),  net                     (.4)     (14.5)       7.5
Loss before income tax provision                 (2.1)     (20.8)     (11.5)
Income tax provision                              --         --         --
                                               ------     ------     ------
Net loss                                         (2.1)     (20.8)     (11.5)
                                               ======     ======     ======

     The table above reflects that consolidated gross profits as a percentage of net sales were approximately 36%, 32%, and 21%, for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company's consolidated gross profit for the year ended December 31, 1999 was 36% compared to 32% for 1998, representing an increase of 4%. This increase in gross profit was spread among all business segments. Gross profit from sales of plant material for 1999 was approximately 37% compared to 32% in 1998. This increase of 5% was due to higher margins under various sales contracts during 1999, as well as sales of plant material during the Christmas season. Gross profit from sales of lawn and garden products was approximately 38% for 1999, compared to 36% in 1998. This increase of 2% was due to higher sales volume of Rain Forest products during 1999. Gross profit from sales of landscaping services was approximately 25% for 1999 compared to 30% in 1998. This decrease of 5% experienced during 1999 was directly related to an unfavorable performance on a specific project during 1999.

     The Company's consolidated gross profit for the year ended December 31, 1998 was 32% compared to 21% in 1997, representing an increase of 11%. This increase in gross profit was directly related to the closing of the Company's unprofitable South Florida operation during September 1997. To a lesser extent, the Puerto Rico operation also had gross profit problems during 1997, arising from excessive storage and maintenance costs of slow moving inventory.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses ("SG&A") for 1999 were approximately $2,395,000 compared to $2,123,000 in 1998, representing an increase of 13% in dollar terms and a decrease of 1% as a percentage of sales (due to increased sales in 1999). The increase in SG&A (in dollar terms) for 1999 was due to increases in shipping and selling costs (principally salaries) as well as administrative salaries, a portion of which were classified as clean up and debris removal in 1998, as a result of the damages caused by Hurricane Georges.

     The Company's SG&A for 1998 were approximately $2,123,000 compared to $2,604,000 in 1997, representing a decrease of 18% in dollar terms. SG&A as a percentage of sales remained at 40% in both 1998 and 1997. The decrease in dollar terms was due to the non-recurrence of approximately $220,000 incurred at the discontinued South Florida operation during 1997, as well as decreases in shipping, travel and legal services during 1998.

Other Income and Expense

     The decrease in interest income for the year ended December 31, 1999, when compared to 1998, is due to lower yields obtained during 1999 on similar investments.

     The decrease in interest expense for the year ended December 31, 1999 when compared to 1998, is due to reductions in the outstanding principal balances of long-term debt, despite an increase in notes payable and long-term debt for in the latter part of 1999.

Hurricane Georges

     As previously mentioned, Hurricane Georges struck Puerto Rico on September 21, 1998. As with other hurricanes, the agricultural industry was the hardest hit. At its Vega Alta facilities, the Company suffered moderate damage to all of its fabricated steel structures (shadehouses) and near total destruction of all its wooden shadehouses and its irrigation systems. Total property written down as a result of the damages had a book value of approximately $171,000 at December 31, 1998. At its Barranquitas facilities, moderate damage was also sustained to a portion of its pull and cable shadehouses and its irrigation system, however, all of the shadecloth covers were blown away. As of December 31, 1998 the Company had incurred expenses of approximately $696,000 in connection with clean-up, restoration and debris removal at both locations.

     The Company's inventory of lawn and garden products did not suffer any damages. However, inventory of plant material sustained significant damages as a result of damage and destruction to shadehouses at both Company locations. Inventory destroyed at both of the Company's locations as of December 31, 1998 had a net realizable value of approximately $362,000. As of December 31, 1998, the Company had received approximately $620,000 from its insurers for property damages, for a loss of $609,000 from the damages caused by the hurricane.

     During 1999, the Company received an assistance payment of $12,880 from the Farm Service Agency of the United States Department of Agriculture for debris removal from damages caused by the hurricane.

       The Puerto Rico Department of Agriculture has committed to provide assistance to bona-fide agricultural enterprises for damages caused by the hurricane. At December 31, 1999, the Puerto Rico Department of Agriculture had approved $111,885 in assistance, subject to the formalization of an agreement, which among other things requires the facility to be operated as a nursery farm for a minimum period of ten years from the date of the signing. Accordingly, the Company recorded a receivable and a deferred revenue to account for the assistance at December 31, 1999.

Write Down of Note Receivable

     The Company owns a note receivable (refer to Note 5 to the accompanying consolidated financial statements) from the sale of a former subsidiary to a Dominican Republic company, which had a carrying value of approximately $302,000 at December 31, 1997. On February 12, 1997, the Company obtained a junior lien on the borrower's property and equipment and modified the terms of the note by waiving interest and principal payments until January 2000. On September 23, 1998, Hurricane Georges struck the Dominican Republic. The hurricane severely damaged the former subsidiary's facilities. As a result of the damages caused by the hurricane, the Company determined to write down the carrying value of the note to $100,000 as of September 30, 1998. The write down, amounting to $201,621 was included as an other expense in the accompanying consolidated statement of operations for the year ended December 31, 1998.

     The borrower is now in default with certain modified repayment terms. As a result, during the fourth quarter of 1999, the Company wrote down the carrying value of the note to $20,000, and has included the $80,000 charge as an other expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

Sale of Land in South Florida

     During 1997, the Company sold two parcels of land in South Florida at an aggregate gain of $474,574, arising from the Company's decision to close its South Florida operation.

FINANCIAL CONDITION

     At December 31, 1999, the Company had cash of approximately $1,083,000 and short term investments of $500,000, compared to cash of $747,000 and short term investments of $500,000 at December 31, 1998. The increase in cash at December 31, 1999 was principally due to cash flows from financing activities (with a net increase of $824,000 in notes payable and long-term debt), offset by cash outflows from operating activities ($151,000), and additions to property and equipment ($395,000). At December 31, 1999, the Company's current ratio was 2.9 to 1 as compared to 3.2 to 1 at December 31, 1998.

     The overall increase in total liabilities at December 31, 1999 (principally notes payable and long-term debt) was due to increased production of plant material inventory during 1999 as a result of inventory losses in 1998 from damages caused by Hurricane Georges. As a result, the Company's debt to equity ratio at December 31, 1999 was 43%, compared to 25% at December 31, 1998.

     Stockholders' equity at December 31, 1999 decreased due to results of operations for the year. There were no dividends declared nor issuance of capital stock during the year ended December 31, 1999.

Significant Fourth Quarter Adjustments

     During the third quarter of 1999, the Company recorded $150,000 in revenues based on estimates of amounts to be received in hurricane assistance payments from the Puerto Rico Department of Agriculture. During the fourth quarter, the Company was informed by the Puerto Rico Department of Agriuclture that the actual amount to be received in assistance payments was approximately $112,000. Moreover, the Department of Agriculture informed the Company that the receipt of the payments would be subject to an agreement that its nursery farm subsidiary would remain operating as an agricultural business for ten years. Failure to meet this requirement, could result in all or a portion of the amount received as assistance payments being required to be repaid to the Department of Agriculture. On the basis of this new information, during the fourth quarter of 1999, the Company took a charge against earnings of $150,000 to reverse the revenue previously recognized during the third quarter of 1999 and recorded a receivable and a deferred revenue of approximately $112,000 as of December 31, 1999.

     Also, during the fourth quarter of 1999, the Company recorded a charge of to earnings of $80,000 to write down the carrying value of a note receivable from $100,000 to $20,000, see "Write Down of Note Receivable".

Inflation

     The primary inflationary factors which may affect the Company's results of operations and financial condition are the costs of labor and production materials such as soil, pots, chemicals, fertilizer and plant cuttings. During the last three years, the impact of inflation on the results of operations and financial condition of the Company has been minimal due to the stability of wage rates (except for the increase in minimum wage experienced during 1997) and the availability of production materials from a wide variety of sources.

     The Company does not anticipate that inflation will have a significant effect on its future earnings or financial condition because increases caused by inflation are ordinarily recovered through increases in prices.

Year 2000 Issue

     The inability of computer hardware and software to recognize and properly process data fields using a four-digit year to define the applicable year is commonly referred to as the "Year 2000 Problem".

     During 1999, the Company completed a review and evaluation of its hardware and software programs and applications and modified and tested its software and operating systems for Year 2000 compliance. As of the date of this report, the Company's hardware and software systems were fully operational and the Company had not experienced any material adverse effect on its operations as a result of Year 2000 Problems, nor had the Company been aware of problems by either its major suppliers or customers.

Future Developments

     On February 9, 2000, the Company signed a letter of intent to merge with iTract, LLC, a developmental stage internet company. To the extent the transactions contemplated in the letter of intent are consumated, the Company will cease being engaged in the current nursery and related businesses and would be engaged in providing internet based marketing services (See Part 1, Item 1. Business - "Proposed Merger with iTract, LLC").

Reclassifications

     Certain reclassifications were made to the 1998 and 1997 consolidated financial statements in order for them to be in conformity with the 1999 presentation.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements and Schedules and the Independent Auditors' Report beginning on page F-1 of this Form 10-K. Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 15, 2000. The background and experience of these persons are summarized in the paragraphs following the table.


NAME (AGE AT MARCH 15, 2000)                                        POSITIONS WITH THE COMPANY
----------------------------                                        --------------------------
Michael J. Spector (53)                      Chairman, President, Chief Executive Officer and Director
Margaret D. Spector (48)                     Secretary and Director
Blas R. Ferraiuoli (55)                      Director
Frederick D. Moss (71)                       Director
Michael A. Rubin (57)                        Director
Alfonso A. Ortega (46)                       Vice President, Treasurer and Chief Financial Officer
Rene Llerandi (40)                           Vice President - Marketing



     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

Background of Officers and Directors

     Set forth below is a summary of the background of each person who was an officer or director of the Company as of March 15, 2000.

     MR. SPECTOR currently serves as the Chairman of the Board, Chief Executive Officer and President of the Company. He has held these positions since the organization of the Company in 1981. His wife, Margaret D. Spector, is Secretary and a director of the Company.

     MRS. SPECTOR currently serves as the Secretary and as a director of the Company. She has held these positions since the organization of the Company in 1981. Since July 1993, Mrs. Spector supervises the Company's lawn and garden distribution business.

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

     MR. LLERANDI currently serves as Vice President of Marketing. He has held this position since April 1993. He joined the Company in 1988 as Sales Manager for Puerto Rico.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 1999. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that each of Blas R. Ferraiuoli, Frederick D. Moss, Michael Rubin and Margaret D. Spector failed to timely file one report each, related to receipt of stock options; Frederick D. Moss failed to timely file two reports related to three purchases of common stock and Rene Llerandi failed to timely file one report related to the purchase of common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information regarding compensation of the Company's chief executive officer during each of the three years ended December 31, 1999, 1998 and 1997. No other executive officer of the Company earned more than $100,000 during 1999.

                                                     ANNUAL COMPENSATION
                                            ---------------------------------------
                                                                                        NUMBER OF
          NAME OF INDIVIDUAL AND                                                       STOCK OPTIONS       OTHER ANNUAL
         POSITION WITH THE COMPANY                         SALARY         BONUS         GRANTED(2)         COMPENSATION
         -------------------------                         ------         -----        -------------       ------------
  Michael J. Spector                           1999        $104,000       $ -            2,500              $8,000(1)
  Chairman, President, Chief                   1998         104,000         -            2,500                8,000
  Executive Officer and Director               1997         160,000         -              -                    -

(1) Represents matching contribution under the Company's Salary Deferral Retirement Plan.
(2) Includes 2,500 options granted to Mrs. Spector for each of 1998 and 1999.

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

     As provided under the Company's 1998 Stock Option Plan ("the 1998 Plan") adopted on April 23, 1998, any nonemployee director of the Company who is in office on the first business day following any annual meeting of shareholders shall automatically receive on such date an option to acquire 2,500 shares of Common Stock at the market price on such date.

     During 1999, Messrs. Ferraiuoli, Moss, Rubin and Mrs. Spector each received options to acquire 2,500 shares of Common Stock at an exercise price of $2 1/2($23/4 for Mrs. Spector), expiring on May 17, 2009, in accordance with the 1998 Plan.

Grant of Stock Options

     No stock options were granted to Mr. Michael J. Spector during the year ended December 31, 1999. However, the table below provides certain information regarding stock options granted to Mrs. Margaret D. Spector as discussed above, which for SEC reporting purposes, Mr. Spector is deemed to beneficially own.


                                                                                                       POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF STOCK
                                                                                                         PRICE APPRECIATION
                                                                                                          FOR OPTION TERM
                                    # OF SHARES                                                       ----------------------
                                     UNDERLYING        % OF TOTAL
                                      OPTIONS        OPTIONS GRANTED   EXERCISE PRICE     EXPIRATION
         NAME                        GRANTED(2)       IN FISCALYEAR     ($/SHARE)(3)          DATE          5%        10%
--------------------------           ----------      ---------------   ------------       ------------     ------     ----
Michael J. Spector(1)                 2,500            12.5%               $2.75            05-17-09      $1,075     $3,200


(1) Represents options to acquire 2,500 shares granted to Margaret D. Spector.
(2) Options become exercisable at the rate of 20% on the first, second, third, fourth and fifth anniversary of the grant date.
(3) The exercise price is based on the last sales price (at 110%) for the Company's common stock on May 17, 1999, the date of grant.

Options Exercised During 1999 and Option Values at December 31, 1999

     The following table sets information on outstanding options held by the Company's chief executive officer and their value at December 31, 1999. There were no exercises of options during 1999. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 31, 1999, the last day the common stock traded during 1999. See Part 1,
Item 1. Business - "Proposed Merger with iTract, LLC" for a description of a transaction that could cause all outstanding options to vest and become immediately exercisable. The information in the table is based on the original vesting schedule of the options without taking into account that such options may become automatically exercisable as part of the iTract Merger.

                                                                NUMBER OF SHARES                VALUE OF UNEXERCISED
                                                                   UNDERLYING                       IN-THE-MONEY
                                                              UNEXERCISED OPTIONS                    OPTIONS AT
                                                                   AT 12/31/99                   AT 12/31/99 (1)(2)
                               SHARES                         -------------------               --------------------
                              ACQUIRED       VALUE
           NAME             ON EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
           ----             -----------     --------     -----------     -------------     -----------     -------------
  Michael J. Spector(1)          -             -           31,000            11,500           $331            $1,325


---------------
(1) Includes 12,500 options held by Margaret D. Spector, the wife of Michael J. Spector.
(2) Based on the last sales price of $25/16 per share on December 31, 1999 and an exercise price of $3.16, $3.44 and $1.65 for 20,000, 10,500 and 500 exercisable options, respectively, and an exercise price of $3.44 , $1.65 and $2.75 for 7,000, 2,000 and 2,500 of unexercisable options, respectively.



Employment Contracts

     The Company does not have an employment contract with Michael J. Spector.

Salary Deferral Retirement Plan

     During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees of Margo Caribe, Inc. who are at least 21 years of age and have completed one year of service. Under the terms of the retirement plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the year ended December 31, 1999, the Company paid approximately $38,000 representing the matching contributions under the retirement plan for all participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth, as of March 15, 2000, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                     SECURITY OWNERSHIP AS OF MARCH 15, 2000


                     NAME
          (POSITION WITH THE COMPANY)                AMOUNT BENEFICIALY OWNED(1)          PERCENT OF CLASS(1)
          --------------------------                 ---------------------------          ------------------
Michael J. Spector                                           1,279,182(2)                        66.5%
(Executive Officer and Director)

Margaret D. Spector                                          1,279,182(2)                        66.5%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Executive Officer and Director)

J. Morton Davis                                                185,249(3)                         9.8%
D.H. Blair Holdings, Inc.
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)
Frederick D. Moss (Director)                                     20,500                          1.1%

Blas R. Ferraiuoli (Director)                                   11,000(4)                         (7)

Michael A. Rubin (Director)                                     11,000(5)                         (7)

All Executive Officers and                                    1,343,782(6)                       68.9%
Directors as a Group
(7 persons)


--------------------
(1) The percent of class held by each person includes the number of shares of Common Stock the named person(s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 15, 2000 (except in the case of Mr. and Mrs. Spector in which case all shares issuable upon exercise of stock options are included whether or not exercisable within 60 days of March 15, 2000), but does not include shares of Common Stock issuable upon exercise of stock options held by other persons.
(2) Includes 939,394 shares held directly by Mr. Spector and 297,288 shares held by Mrs. Spector. Also includes stock options to acquire 30,000 and 12,500 shares held by Mr. Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 184,149 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis and of 1,100 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G dated February 9, 1995, as amended, filed with the Securities and Exchange Commission.
(4) Includes 7,000 shares issuable upon stock options exercisable on or within 60 days of March 15, 2000.
(5) Includes 3,500 shares issuable upon stock options exercisable on or within 60 days of March 15, 2000.
(6) Includes 42,500 shares issuable upon exercise of stock options granted to Mr. and Mrs. Spector as described in footnote (1) above and 26,800 shares issuable upon exercise of stock options granted to other officers and directors that are exercisable on or within 60 days of March 15, 2000.
(7) Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amount due from/to Principal Shareholder

         In connection with the settlement of litigation with the Company's former principal lender ("the Bank"), on May 29, 1996 the Company advanced $340,158 on behalf of Michael J. Spector, which was the portion of the settlement that corresponded to claims made by the Bank against Mr. Spector in his individual capacity. This amount was reduced by $66,506 that was due to Mr. Spector in connection with the purchase in 1996 of a residence from a partnership controlled by Mr. Spector. During 1997, the Company charged Mr. Spector for certain expenses paid on his behalf. During March 1998, the amount owed by Mr. Spector was converted into a non-interest bearing note due on March 2001. At December 31, 1999 and 1998, Mr. Spector owed the Company $290,226.

Lease and Option to Purchase Main Nursery Farm

     Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the main Puerto Rico nursery farm. The lease had an initial term of five years renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of
(x) $24,000 per month or (y) the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverages and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay the Spectors $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000. The Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007.

     Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for $1,750 per month. The lease terms for this additional tract did not include renewal or purchase options. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value (approximately $45,000 at February 1, 2000) of the leasehold improvements applicable to said parcel as of the date of termination. This agreement terminated effective February 1, 2000. See "Item 2 - Properties."

Certain Other Relationships

     During 1999, the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

Investment by Michael J. Spector in International Commerce Exchange
Systems, Inc.

     On February 24, 2000, Michael J. Spector together with another major shareholder of the Company, made a $2.0 million loan to International Commerce Exchange Systems, Inc. ("ICES"), the indirect parent company of iTract, LLC ("iTract"). The loan bears interest at 1% over Prime Rate and is payable in a single balloon payment on the closing date of the merger of the Company with iTract. If the merger with iTract is not consummated, said loan will be converted into common stock of ICES. For more information regarding the iTract transaction, see Part 1, Item 1. Business - "Proposed Merger with iTract, LLC".

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report.

     (1) Financial Statements.

          The information called for by this subsection of Item 14 is set forth in the Financial Statements and Independent Auditors' Report, beginning on page F-1 of this Form 10-K. The index to Financial Statements is set forth on page F-2 of this Form 10-K.

     (2)  Financial Statement Schedules.

          Schedule II - Valuation and Qualifying Accounts is included on page F-31 of this Form 10-K. All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits.



   EXHIBIT
   NUMBER                                                        DESCRIPTION
   ------                                                        -----------
 (a)(1) and        Financial Statements and Financial Statement Schedules.
   (a)(2)
                   The information called for by this section of Item 14 is set forth in the Financial Statements and Auditor's Report
                   beginning on page F-1 of this Form 10-K. The index to
                   Financial Statements and Schedules is set forth on page F-2 of this Form 10-K.
   (a)(3)          Exhibits.  The  Exhibits  set forth in the  following  Index of the Exhibits are filed as a part of this report:
   (2)(a)          Agreement  and Plan of Merger dated  November  17, 1997  between  Margo  Nursery  Farms,  Inc. and Margo
                   Transition  Corp.,  (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 31,
                   1997).
   (2)(b)          Articles of Merger of Margo Nursery Farms,  Inc. into Margo Transition  Corp.,  dated December 15, 1997,
                   (incorporated by reference to Exhibit 2(a) to the Company's Form 8-K dated December 31, 1997).
   (2)(c)          Certificate of Merger of Margo Nursery Farms,  Inc.,  into Margo  Transition  Corp.,  dated December 15,
                   1997, (incorporated by reference to Exhibit 2(b) to the Company's Form 8-K dated December 31, 1997).
   (3)(a)          Certificate of Incorporation as currently in effect, filed herewith.
   (3)(b)          Certificate  of  Amendment  to  Certificate of  Incorporation  is  incorporated  by  reference to the
                   Company's Form 8-K dated June 1, 1998.



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

                   (c) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1994:

                        (i)      Loan Commitment Agreement, dated December 15, 1994 between Puerto Rico Farm Credit ACA and the
                                 Company.

                   (d)      Material contract incorporated by reference from Form 8-K dated November 28, 1997

                        (i)      Mortgage Note, dated November 28, 1997, in the amount of $475,000

                   (e) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996, filed March 31, 1997:

                        (i)  Lease and  Purchase  Agreement,  dated  October  31,  1996 among  Cali  Orchids,  Inc.  and the
                             Company.
                       (ii)  Stock Option Agreement, dated August 9, 1996, with Frederick D. Moss.
                      (iii)  Stock Option Agreement, dated August 9, 1996, with Blas R. Ferraiuoli.
                      (iv)   Stock Option Agreement, dated August 9, 1996, with Michael A. Rubin.
                       (v)   Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.
                      (vi)   Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.
                     (vii)   Stock Option Agreement, dated July 9, 1993, with Blas R. Ferraiuoli.
                    (viii)   Stock Option Agreement, dated August 9, 1996, with Margaret D. Spector.



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

                   (g) Material Contracts filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed
                   March 31, 1999:
                        (i) Lease agreement dated March 24, 1999 with the Puerto
                            Rico Land Authority.
                       (ii) Lease agreement dated March 24, 1999 with the Puerto
                            Rico Land Authority.
(21)               List of  Registrant's  Subsidiaries  (incorporated by reference to
                   Exhibit 21 in the  Company's  Annual
                   Report on Form 10-K for the year ended December 31, 1998).
(23)               Consent of Deloitte & Touche
(27)               Financial Data Schedule (filed herewith).
(b)                Reports on Form 8-K.
                       (i) Current Report on Form 8-K ("Form 8-K") dated February 8,
                           2000, reporting on Item 5 - "Other Items" the execution of a letter of intent to merge with iTract, LLC.

                      (ii) Form 8-K dated March 14, 2000, reporting under Item
                           5 - "Other Items" the extension of the letter of intent with
                           iTract, LLC, until April 14, 2000.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 2000                By:   /s/ Michael J. Spector, President
                                           ----------------------------------
                                           Michael J. Spector, President
                                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


Dated:  March 27, 2000               By:       /s/ Michael J. Spector
                                           -------------------------------------
                                              Michael J. Spector,  Chairman
                                        of the Board and Chief Executive Officer


Dated:  March 27, 2000               By:      /s/ Margaret D. Spector
                                           -------------------------------------
                                              Margaret D. Spector, Director


Dated:  March 27, 2000               By:      /s/ Blas  R. Ferraiuoli
                                           -------------------------------------
                                               Blas R. Ferraiuoli, Director


Dated:  March 27, 2000               By:      /s/ Michael A. Rubin
                                           -------------------------------------
                                                Michael A. Rubin, Director


Dated:  March 27, 2000               By:      /s/ Frederick D. Moss
                                           -------------------------------------
                                               Frederick D. Moss, Director


Dated:  March 27, 2000               By:      /s/ Alfonso A. Ortega
                                           -------------------------------------
                                                Alfonso A. Ortega Perez,
                                              Vice President, Treasurer,
                                                   Chief Financial and
                                                   Accounting Officer

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT


                           FOR INCLUSION IN FORM 10-K
                            ANNUAL REPORT FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                       PAGE
                                                                                  ---------------
Independent Auditors' Report                                                           F-2
Financial Statements:
     Consolidated Balance Sheets                                                       F-3
     Consolidated Statements of Operations                                             F-4
     Consolidated Statements of Shareholders' Equity                                   F-5
     Consolidated Statements of Cash Flows                                             F-6
     Notes to Consolidated Financial Statements                                        F-7

SCHEDULES
Schedule II - Valuation and Qualifying Accounts                                        F-31


     All other schedules have been omitted since the required information is not presented or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 22, on February 9, 2000, the Company entered into a letter of intent concerning a proposed merger after divesting its current core business.



DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 3, 2000


Stamp No. 1634930
affixed to original.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                                1999                 1998
                                                                            ----------            ----------

Current Assets:
  Cash and equivalents                                                      $1,082,592            $  747,390
  Short term investments                                                       500,000               500,000
  Accounts receivable, net                                                   1,101,722             1,228,572
  Inventories                                                                3,108,408             2,264,372
  Current portion of notes receivable                                          475,000                 -
  Prepaid expenses                                                             263,447               190,804
                                                                            ----------            ----------
     Total current assets                                                    6,531,169             4,931,138

Property and equipment, net                                                  1,902,863             2,094,799
Due from shareholder                                                           290,226               290,226
Notes receivable, net of current portion                                        67,915               620,413
Other assets                                                                   124,808                53,632
                                                                            ----------            ----------

     Total assets                                                           $8,916,981            $7,990,208
                                                                            ==========            ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                         $  129,656            $  158,468
  Notes payable                                                              1,100,000               500,000
  Accounts payable                                                             812,672               665,140
  Accrued expenses                                                             182,395               211,077
                                                                            ----------            ----------
     Total current liabilities                                               2,224,723             1,534,685

Deferred revenue                                                               111,885                  -
Long-term debt, net of current portion                                         338,597                85,880
                                                                            ----------            ----------
     Total liabilities                                                       2,675,205             1,620,565
                                                                            ----------            ----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                                           -                     -
  Common stock, $.001 par value; 10,000,000
    shares authorized, 1,915,122 shares issued,
    1,875,322 shares outstanding                                                 1,915                 1,915
  Additional paid-in capital                                                 4,637,706             4,637,706
  Retained earnings                                                          1,698,443             1,826,310
  Treasury stock, 39,800 common shares, at cost                                (96,288)              (96,288)
                                                                            ----------            ----------
     Total shareholders' equity                                              6,241,776             6,369,643
                                                                            ----------            ----------

     Total liabilities and shareholders' equity                             $8,916,981            $7,990,208
                                                                            ==========            ==========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1999, 1998, 1997


                                                                           1999               1998                 1997
                                                                       -----------        -----------           ----------
Net Sales                                                              $6,201,233         $ 5,349,244           $6,548,912

Cost of Sales                                                           3,971,122           3,623,071            5,183,577
                                                                       ----------         -----------           ----------

   Gross profit                                                         2,230,111           1,726,173            1,365,335

Selling, general and administrative expenses                            2,395,350           2,122,976            2,604,106
                                                                       ----------         -----------           ----------

   Loss from operations                                                  (165,239)           (396,803)          (1,238,771)
                                                                       ----------          ----------           ----------

Other income (expense):
   Interest income                                                        105,914             122,683               73,060
   Interest expense                                                       (46,876)            (62,020)             (73,274)
   Write-down of note receivable                                          (80,000)           (201,621)                -

   Recovery of loss (loss) from
     damages caused by Hurricane
     Georges, net of insurance proceeds                                    12,880            (609,009)                -

   Gain on sale of land in South Florida                                     -                   -                 474,574
   Other income                                                            45,454              33,933               13,877
                                                                       ----------          ----------           ----------

                                                                           37,372            (716,034)             488,237
                                                                       ----------          ----------           ----------

Net loss                                                               $ (127,867)        $(1,112,837)          $ (750,534)
                                                                       ==========         ===========           ==========

Basic and diluted loss per common share                                $     (.07)        $      (.59)          $     (.40)
                                                                       ==========         ===========           ==========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                       OUTSTANDING
                                         COMMON        COMMON   ADDITIONAL                               CUMULATIVE
                                          STOCK        STOCK      PAID-IN      RETAINED     TREASURY     TRANSLATION
                                         SHARES        AMOUNT     CAPITAL      EARNINGS      STOCK        ADJUSTMENT     TOTAL
                                      ------------     ------    ---------     --------     --------     -----------     ------

Balance at December 31, 1996            1,895,322      $1,915    $4,637,706   $3,689,681     $(48,788)      $(9,164)    $8,271,350
Realized loss on translation
adjustment
                                                -           -             -            -            -         9,164          9,164
Net loss                                        -           -             -     (750,534)           -             -       (750,534)
                                        ---------      ------    ----------   ----------     --------       --------    ----------
Balance at December 31, 1997            1,895,322       1,915     4,637,706    2,939,147      (48,788)            -      7,529,980
Net loss                                        -           -             -   (1,112,837)           -             -     (1,112,837)
Acquisition of treasury stock,
 at cost
                                         (20,000)           -             -            -      (47,500)            -        (47,500)
                                        ---------      ------    ----------   ----------     --------       --------    ----------
Balance at December 31, 1998            1,875,322       1,915     4,637,706    1,826,310      (96,288)            -      6,369,643
Net loss                                    -               -             -     (127,867)           -             -       (127,867)
                                        ---------      ------    ----------   ----------     --------       --------    ----------

Balance at December 31, 1999            1,875,322     $1,915     $4,637,706  $ 1,698,443     $(96,288)     $      -    $ 6,241,776
                                        =========      ======    ==========   ==========     ========       ========    ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999                1998             1997
                                                                               ----                ----             ----
Cash flows operating activities:
Net loss                                                                   $ (127,867)         $(1,112,837)     $  (750,534)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                             543,165             527,791           491,634
    Write-down of note receivable                                              80,000             201,621                 -
    Loss on disposal of property and equipment
      related to Hurricane Georges                                                  -             171,039                 -
    Realized loss on translation adjustment                                         -                   -             9,164
    Gain on sale of land in South Florida                                           -                   -          (474,574)
    Provision for bad debts                                                    86,000              35,900            37,515
    Gain on sale of equipment                                                 (16,451)                  -                 -
  Changes in assets and liabilities affecting cash flows from operating activities:
      Accounts receivable                                                     152,735            (213,523)          (80,517)
      Inventories                                                            (844,036)            173,756           298,981
      Prepaid expenses                                                        (72,643)            (89,012)           14,244
      Advances from (to) shareholder                                                -               1,255           (17,829)
      Other assets                                                            (71,176)              5,279             8,238
      Accounts payable                                                        147,532             276,822          (242,254)
      Accrued expenses                                                        (28,682)             46,812           (12,421)
      Income taxes payable                                                          -                   -           (23,492)
                                                                           ----------          ----------       -----------
Net cash provided by (used in) operating activities                          (151,423)             24,903          (741,845)
                                                                           ----------          ----------       -----------

Cash flows from investing activities:
   Decrease in short term investments                                               -                   -           504,000
   Purchases of property and equipment                                       (394,688)           (374,034)         (109,639)
   Proceeds from sale of equipment                                             59,910                   -                 -
   Proceeds from sale of land in South Florida                                      -                   -           812,630
   Increase in notes receivable                                                (5,611)                  -            (6,800)
   Collection on notes receivable                                               3,109              40,000                 -
                                                                           ----------          ----------       -----------
Net cash provided by (used in) investing activities                          (337,280)           (334,034)        1,200,191
                                                                           ----------          ----------       -----------

Cash flows from financing activities:
   Increase in notes payable                                                  600,000                   -                 -
   Acquisition of treasury stock                                                    -             (47,500)                -
   Proceeds from long-term debt                                               395,418                   -                 -
   Repayments of long-term debt                                              (171,513)           (126,229)         (174,586)
                                                                           ----------          ----------       -----------
Net cash provided by (used in) financing activities                           823,905            (173,729)         (174,586)
                                                                           ----------          ----------       -----------

Net increase (decrease) in cash and equivalents                               335,202            (482,860)          283,760
Cash and equivalents at beginning of year                                     747,390           1,230,250           946,490
                                                                           ----------          ----------       -----------
Cash and equivalents at end of year                                        $1,082,592          $  747,390       $ 1,230,250
                                                                           ==========          ==========       ===========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

Note 1 - Business and Summary of Significant Accounting Policies

Margo Caribe, Inc. and subsidiaries (all Commonwealth of Puerto Rico corporations and collectively, the "Company") are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, wholesalers and retailers. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media, sales and distribution of lawn and garden products, and provides landscaping design installation and maintenance services. The Company is also engaged in seeking real estate sites for the development of residential housing projects.

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

As further described in Note 22, during 2000 the Company may dispose of all of its operating businesses as part of a proposed merger.

(a)      Principles of Consolidation

For the years ended December 31, 1999 and 1998, the accompanying consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries, Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc. and Margo Development Corporation. For the year ended December 31, 1997, the consolidated financial statements also include the financial statements of Margo Bay Farms, Inc. and its wholly owned subsidiaries, Tropiflower, Inc. and Margo Imports, B.V. (a Netherlands company). These entities were merged with and into Margo Bay Farms, Inc. in 1997, in connection with the Company's decision to close operations in South Florida. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents. At December 31, 1999 and 1998, cash and equivalents include $500,000 invested in a certificate of deposit bearing interest at 5.3% and 4.6%, respectively, which has been pledged as collateral for notes payable (refer to Note 8).

(c)  Inventories

Inventory of plant material includes the cost of seeds, cuttings, pots, soil, chemicals, fertilizers, direct labor and an allocation of overhead costs such as depreciation and rent, among others. Inventories of plant material are stated at the lower of cost (first-in, first-out) or market. Inventories of lawn and garden products are stated at the lower of average cost of market.

(d) Property and Equipment and Related Depreciation and Amortization

Property and equipment are carried at acquisition cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets on a straight-line basis. Such useful lives range from four to twenty years.

The Company considers depreciation of certain facilities and equipment as a direct cost of production of inventory. As inventory is sold, such cost is charged to cost of sales.

(e) Foreign Currency Translation

Assets and liabilities outside the United States and Puerto Rico are translated to U.S. Dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at the average rates of exchange during the applicable period. Effects of translation adjustments are deferred and included as a separate component of shareholders' equity. There were no balances or transactions involving foreign currency translation as of December 31, 1999 and 1998, or for the years then ended.

(f) Revenue Recognition

The Company recognizes sales of foliage and lawn and garden products upon shipment from its facilities to customers. Revenues from landscaping services are recognized as plants are installed at the customers' facilities. Certain hurricane-related government assistance has been deferred and will be recognized into income on a straight-line basis over a ten-year period during which certain conditions must be complied with.

(g) Income Tax

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Through December 31, 1997, the Company was a Florida corporation and filed a final federal corporate income tax return for the taxable year then ended. However, the Company elected to be treated as a possessions corporation under
Section 936 of the Internal Revenue Code, and accordingly, received a credit of federal income tax payable for operations in Puerto Rico. Margo Bay Farms, Inc., a former wholly-owned Florida subsidiary, filed a final federal income tax return for the year ended December 31, 1997.

The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico ("Act No. 225" of December 1, 1995, as amended) provides the Company with a 90% tax exemption for income derived from "bonafide" agricultural business, including sales of nursery plants within Puerto Rico and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes.

(h) Loss per Common Share

The Company reports its earnings per share ("EPS") using Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(i) Fair Value of Financial Instruments

The amounts included in the consolidated financial statements for cash and equivalents, short term investments, accounts receivable, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 5 and 9.

(j) Impairment of Long-Lived Assets

The carrying value of property and equipment is evaluated periodically for recoverability when considered in relation to the expected future undiscounted cash flows of the underlying business over the estimated remaining useful life of the asset.

(k) Accounting for Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. However, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS 123 requires disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that may become uncollectible based on evaluations of collectibility and prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

The Company has recorded a deferred tax asset of approximately $608,000 which is offset in full by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future income are increased.

Note 2 - Inventories

At December 31, 1999 and 1998, inventories comprised the following:

           Description                         1999              1998
--------------------------------            ----------        -------

Plant material                            $2,417,102        $1,700,250
Lawn and garden products                     485,017           347,637
Raw material and supplies                    206,289           216,485
                                          ----------        ----------
                                          $3,108,408        $2,264,372

Note 3 - Accounts Receivable

At December 31, 1999 and 1998, accounts receivable comprised the following:

      Description                              1999              1998
---------------------------                 ----------        -------

Trade receivables                           $1,054,120        $1,260,629
Hurricane assistance(Note 10)                  111,885              -
Government reimbursement                        50,000            57,887
Accrued interest                                13,823             6,140
Employee advances                               12,180            16,063
Other accounts receivable                       17,714            11,553
                                            ----------       ----------
                                             1,259,722         1,352,272
Less allowance for doubtful
  accounts                                    (158,000)         (123,700)
                                            ----------        ----------

                                            $1,101,722        $1,228,572
                                            ==========        ==========

Note 4 - Short Term Investments

At December 31, 1999 and 1998, short term investments consisted of a $500,000 certificate of deposit bearing interest at 5.4% and 4.5%, respectively, which was pledged as collateral for notes payable (refer to Note 8).

Note 5 - Notes Receivable

The Company owns a note receivable with an outstanding principal balance of $996,962, from the sale of Cariplant S.A. ("Cariplant") a former Dominican Republic subsidiary, to Altec International C. por A. ("Altec"), another Dominican Republic company. The note is collateralized by the common stock and personal guarantee of the major shareholder of Cariplant.

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

On February 12, 1997, the Company obtained a junior lien in Cariplant's property and equipment and entered into an agreement with Altec to modify the repayment terms of the unpaid principal balance of $996,962, with payments of principal and interest commencing in the year 2000. Payment of interest on the note was waived through January 1, 2000.

On September 23, 1998, the Dominican Republic was struck by Hurricane Georges severely damaging Cariplant's facilities. As a result of the damages caused by the hurricane, the Company determined to write down the carrying value of the note to $100,000. The write down, amounting to $201,621 was included as an other expense in the accompanying consolidated statement of operations for the year ended December 31, 1998.

Altec is now in default with the modified repayment terms. As a result, the Company wrote down the carrying value of the note to $20,000, and has included the $80,000 charge as other expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

At December 31, 1999 and 1998, notes receivable comprised the following:


                           Description                                          1999                1998
---------------------------------------------------------------------       --------------       -----------
Note receivable from Altec                                                  $ 20,000               $100,000

8% mortgage note, collateralized by land in South Florida with interest payments due monthly and principal due in a balloon
 payment on November 28, 2000 (refer to  Note 17(a))                         475,000                475,000
10% note, collateralized by real
 property                                                                     26,331                 26,331

Non-interest bearing notes, due on demand,
 Personally guaranteed by present Company personnel
                                                                              21,584                 19,082
                                                                            --------               --------

                                                                             542,915                620,413
Less current portion                                                        (475,000)                     -
                                                                            --------               --------

                                                                            $ 67,915               $620,413
                                                                            ========               ========

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral. With respect to the Altec note, management believes it is not practicable to estimate its fair value because of the difference between the face value of the note and its carrying amount, as well as other factors.

Note 6 - Property and Equipment

At December 31, 1999 and 1998, property and equipment comprised the following:

                                         1999                  1998
                                         ----                  ----

Leasehold improvements               $1,609,137                 $1,590,145
Equipment and fixtures                1,534,280                  1,618,312
Transportation equipment                326,422                    407,266
Real estate property                    224,327                    224,327
                                     ----------                 ----------
                                      3,694,166                  3,840,050
Less accumulated depreciation
   and amortization                  (1,791,303)                (1,745,251)
                                     ----------                 ----------

                                     $1,902,863                 $2,094,799
                                     ==========                 ==========

During the years ended December 31, 1999, 1998 and 1997, depreciation expense charged to production was approximately $293,000, $276,000, and $258,000, respectively.

Note 7 Due from Shareholder

At December 31, 1999 and 1998, amounts due from shareholder principally arise from the settlement of litigation with the Company's former principal lender as well as other advances of $4,688 made by the Company on his behalf. In March 1998, the Company's major shareholder signed a non-interest bearing note due in March 2001 for $285,538 of the outstanding balance.

Note 8 - Notes Payable

At December 31, 1999 and 1998, the Company had short-term borrowings with a commercial bank in Puerto Rico, comprised of the following:

         Description                         1999            1998
------------------------------------         ----            ----

Unsecured commercial line of credit
  of $1 million, bearing interest at
  2% over Libor rate (8.15% at
  December 31,1999)due in February 2000   $ 100,000      $       -
Note payable, collateralized by cash
  equivalent invested in a certifi-
  cate of deposit, bearing interest
  at 1% over interest earned by the
  certificate (6.3% at December 31,
  1999)due on demand                        500,000              -
Note payable, collateralized by short
  term borrowings invested in a
  certificate of deposit, bearing
  interest at 1% over interest earned
  by the certificate (6.4% and 5.5% at
  December 31, 1999
  and 1998, respectively)due on demand      500,000           500,000
                                          ----------         --------
                                         $1,100,000          $500,000
                                         ==========          ========

Note 9 - Long-Term Debt

At December 31, 1999 and 1998, long-term debt comprised the following:

         Description                                1999             1998
------------------------------------                ----             ----

Five-year term loans, bearing interest
  at 2% over Libor rate (8.15% at
  December 31, 1999), payable in
  quarterly installments of $19,781,
  through December 2004                           $395,418          $      -
Five-year term loans, variable
  interest rate, 8.25% and 8.0%
  at December 31, 1999 and 1998,
  respectively, payable in quarterly
  installments of approximately
  $31,000 through January 2000 and
  $8,000 through October 2001,
  including interest. The loans are
  collateralized by transportation
  and farm equipment                                72,835            214,871
9.25% commercial loan, payable in
  monthly installments of $2,000,
  including interest, through April
  2000, collateralized by real estate
  property (prepaid during 1999)                       -               29,477
                                                   --------          --------
                                                    468,253           244,348
Less current portion                               (129,656)         (158,468)
                                                   --------          --------

Long-term debt                                     $338,597          $ 85,880
                                                   ========          ========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt are as follows:

                    Year Ending
                    December 31,           Amount
                    ------------           ------
                        2000               $129,656
                        2001                103,403
                        2002                 79,128
                        2003                 79,128
                        2004                 76,938
                                            -------
                                           $468,253
                                           ========

Note 10 - Hurricane Georges

On September 21, 1998, Puerto Rico was struck by Hurricane Georges, a category 3 hurricane on the Saffir/Simpson scale. The hurricane severely damaged a portion of the Company's facilities (shadehouses) and inventory of plant material.

For the year ended December 31, 1998, as a result of the damages caused by the hurricane, the Company recorded the following loss:

           Description                                  Amount
           -----------                                  ------

Inventory damaged or destroyed                        $  361,767
Restoration, clean-up and debris removal                 696,373
Net carrying value of property destroyed                 171,039
                                                      ----------
                                                       1,229,179
Less:  Proceeds from insurance claims                   (620,170)
                                                      ----------

Loss from damages caused by the hurricane             $  609,009
                                                      ==========

During 1999, the Company received an assistance payment of $12,880 from the Farm Service Agency of the United States Department of Agriculture for debris removal from damages caused by the hurricane. This assistance was recorded as other income in the accompanying consolidated statement of operations for the year ended December 31, 1999.

The Puerto Rico Department of Agriculture has committed to provide assistance to bona-fide agricultural enterprises for damages caused by the hurricane. At December 31, 1999, the Puerto Rico Department of Agriculture had approved $111,885 in assistance, subject to the formalization of an agreement, which among other things requires the facility to be operated as a nursery farm for a minimum period of ten years from the date of signing. Accordingly, the Company recorded a receivable and a deferred revenue to account for the assistance at December 31, 1999.


Note 11 - Income Taxes

The Company provides for income taxes using the applicable statutory tax rates in the related jurisdiction where it operates.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico statutory income tax rate of 39% (for 1997, the federal statutory income tax rate of 34% was used) to loss before income tax provision:

                                                          1999                 1998                  1997
                                                          -----                ----                  ----
Income tax benefit computed by applying
tax rate                                                $(49,870)             $(434,005)          $(255,181)

(Increase) decrease in income
  tax benefit resulting from:
  Puerto Rico tax exemption                              (66,519)               334,951             141,706

  Effect of Florida and Puerto
  Rico taxes (benefits)                                        -                      -             (11,807)

    Increase (decrease) in
    valuation allowances                                 116,389                 99,054            (469,100)

    Federal tax attributes lost
    as result of reorganization,
    including net operating loss
    carryforwards                                              -                      -              580,960

Other differences                                              -                      -               13,422
                                                       ----------            ----------           ----------
                                                       $       -             $        -           $        -
                                                       =========             ==========           ==========


Deferred income taxes were recognized in the consolidated balance sheet at December 31, 1999 and 1998 due to the tax effect of temporary differences and loss carryforwards as follows:
                                                       1999         1998
                                                       ----         ----
Deferred tax assets:

Net operating loss carryforwards                     $603,048    $352,880

Valuation allowance for accounts
  receivable                                            5,371       5,029
                                                     --------     -------

                                                      608,419     357,909
Less valuation allowance                             (608,419)   (357,909)
                                                     --------     -------

Net deferred tax asset                               $      -    $      -
                                                     ========    ========

Note 12 - Loss Per Common Share

Basic and diluted loss per common share for the years ended December 31, 1999, 1998 and 1997 were determined as follows:

Basic loss per common share:             1999          1998        1997
---------------------------            ---------    -----------   --------

Net loss available to common
  shareholders                      $(127,867)   $(1,112,837)  $(750,534)
                                    =========    ===========   =========

Weighted average number of common
  shares outstanding                1,875,322      1,878,655   1,895,322
                                    =========    ===========   =========

Basic loss per common share        $    (.07)   $       .59)  $    (.40)
                                    =========    ===========   =========

Diluted loss per common share:
-----------------------------
Net loss available to common
  shareholders                      $(127,867)   $(1,112,837)  $(750,534)
                                    =========    ===========   =========

Weighted average number of common
  shares outstanding                1,875,322     1,878,655    1,895,322
Plus incremental shares from assumed
  exercise of stock options              -              -           -
                                    ----------    -----------   ---------

Adjusted weighted average shares    1,875,322      1,878,655   1,895,322
                                    ==========    ===========   =========

Diluted loss per common share      $    (.07)    $      (.59)  $    (.40)
                                    ==========    ===========   =========

For the years ended December 31, 1999, 1998 and 1997, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 13 - Commitments and Contingencies

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

On August 31, 1999, the Company entered into an option agreement to purchase approximately 109 acres of land in the Municipality of Barceloneta, Puerto Rico. The Company paid $47,500 for the option agreement, which will be applied to the purchase price of the land of $950,000. The option expires on April 16, 2000.

Note 14 - Shareholders' Equity

(a)      Preferred stock

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series.

(b)      Treasury Stock

At December 31, 1999, the Company had 39,800 shares of common stock in treasury, of which 19,800 shares were acquired in 1988 at a cost of $48,788, and 20,000 shares were acquired in 1998 at a cost of $47,500.

Note 15 - Lease and Option Agreements

(a)      Property in Vega Alta, Puerto Rico

The primary Puerto Rico facility is leased from Michael J. Spector and Margaret
D. Spector (the "Spectors"), who are officers, directors and major shareholders of the Company.

Effective January 1, 1993, the Company entered into a lease agreement with the Spectors for an initial five year period at a monthly rental of $19,000. In addition, the Spectors have released the Company from responsibility from any claims arising from the Company's use of a defective fungicide in its operations at the nursery facility. The Company had an option to renew this lease for an additional five year period at the greater of $24,000 per month, or the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. On January 1, 1998, the Company exercised its option to renew the lease agreement with the Spectors at a monthly rental of $24,000. The Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007.

Under the above lease agreement, the Company has the option to purchase the nursery facility at any time during the term of the lease, based on the property's appraised value. The Company pays $1,000 per month for this purchase option, which amount is expensed when paid.

Effective January 1, 1994, the Company amended the lease agreement with the Spectors to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal nor purchase options towards the additional 27 acres of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this lease amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001 for the unamortized value (approximately $45,000 at February 1,
2000) of the leasehold improvements applicable to said parcel as of the date of termination. Effective February 1, 2000, the lease agreement with respect to the 27 acre parcel terminated.

Total rental payments amounted to approximately $309,000 in 1999 and 1998 and $249,000 in 1997.

(b)      Property in Barranquitas, Puerto Rico

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc. to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the first year of the initial five-year term of the lease, monthly payments amount to $4,500. During the remaining four years of the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option.

Total rental payments amounted to $60,000, $45,000 and $54,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Lease payments for 1998 reflect a rent abatement of $15,000 due to damages caused by Hurricane Georges.

(c)      Other Properties in Vega Alta, Puerto Rico

On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Commonwealth of Puerto
Rico). The two parcels are adjacent to each other, have a total area of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. During the initial term, total lease payments amount to $33,625 per year. During 1999, lease payments of $25,219 were made. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term.

(d)      Aggregate Lease Obligations and Expenses

The Company's obligations under the above and other non-cancelable operating lease agreements in force at December 31, 1999, assuming the Company exercises its renewal option on the Barranquitas, Puerto Rico property and excluding the monthly payments for the purchase option previously mentioned, are as follows:

                           Year ending             Minimum
                           December 31,         Lease Payments
                           ------------         --------------
                                 2000             $  416,500
                                 2001                415,700
                                 2002                426,700
                                 2003                132,200
                                 2004                 99,400
                              Thereafter             600,500
                                                   ---------
                                                  $2,091,000
                                                  ==========


Total rental expense under all operating lease agreements amounted to approximately $400,000, $354,000 and $303,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 16 - Stock Option and Salary Deferral Plans

Effective April 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") to replace the Company's 1988 Stock Benefits Plan (the "1988 Plan"). Outstanding options granted under the previous plan, including all related obligations and commitments, will continue to be honored by the Company.

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

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates, are as follows:

                                                                                      Price per Share
                                                                         ---------------------------------------
                                                                                                        Weighted
                                                                                                        Average
                Description                               Shares                 Range                   Price
-----------------------------------------------       ---------------    -----------------------         -----
Outstanding, January 1, 1997                           113,750           $2.00 to $3.44                  $3.06
Granted                                                   -                   -                            -
Exercised                                                 -                   -                            -
Forfeited                                              (27,500)           2.00 to  3.13                   2.88
                                                      --------           --------------                   ----

Outstanding, December 31, 1997                          86,250            2.00 to  3.44                   3.12
Granted                                                 31,000            1.50 to  1.94                   1.81
Exercised                                                 -                   -                            -
Forfeited                                               (1,250)                 2.00                      2.00
                                                      --------           --------------                   ----

Outstanding, December 31, 1998                         116,000            1.50 to  3.44                   2.78
Granted                                                 20,000            2.25 to  2.75                   2.41
Exercised                                                 -                   -                           -
Forfeited                                               (1,500)           1.94 to  3.13                   2.73
                                                      --------           --------------                   ----

Outstanding, December 31, 1999                         134,500           $1.50 to $3.44                  $2.72
                                                      ========           ==============                  =====

The following table summarizes information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                        Options Excercisable
                               --------------------------------------------     -- ---------------------------------

                                              Weighted Average    Weighted
                                                  Remaining       Average                        Weighted Average
    Range of                                    Contractual      Exercise                            Exercise
 Exercise Price               Outstanding       Life (years)       Price        Exercisable            Price
---------------               -----------      -------------     --------       -----------       --------------
  $2.88 - $3.16                43,500               3.5          $ 3.01             43,500               $3.01
   3.13 -  3.44                40,500               6.6            3.26             24,300                3.26
   1.50 -  1.94                30,500               8.4            1.81              6,100                1.81
   2.25 -  2.75                20,000               9.4            2.41                  -                   -
----------------            ---------         -----------       -------           --------              ------
  $1.50 - $3.44               134,500               6.4           $2.72             73,900               $2.99
===============             =========         ===========       =======           ========              ======


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under both plans. Had compensation expense been determined based upon the fair value at the grant date for awards under any plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") the Company's net loss and net loss per share, on a pro forma basis, would not have significantly changed from those reported. The Company did not recognize compensation cost for the options granted to non-employees pursuant to the requirements of SFAS No. 123 because its effect was not significant.

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years old and have completed one year of service. The Company did not make any cash contributions to the retirement plan during 1998. For the year ended December 31, 1999, the Company paid approximately $38,000, representing the matching contributions under the retirement plan for all participants.

Note 17 - Supplemental Disclosures for the Statements of Cash Flows


(a)      Non-Cash Investing Activities

During the year ended December 31, 1999, fully depreciated equipment with a cost of $454,877 was written off, and equipment with a cost of $66,129 and a book value of $43,459 was sold at a gain of $16,451. Also, during 1999, an account receivable and a deferred revenue in the amount of $111,885 were established in connection with certain government assistance.

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

(b) Other Cash Flow Transactions

During the years ended December 31, 1999, 1998 and 1997, the Company made interest payments of approximately $44,400, $62,000, and $75,500, respectively. During the years ended December 31, 1999, 1998 and 1997, the Company did not make any income tax payments.

Note 18 - Major Customers

During 1999, the Company's two largest customers accounted for approximately 26% ($1,592,000) of the Company's net sales. The first customer accounted for 14% ($864,000) and the second customer accounted for 12% ($728,000) of the Company's net sales.

During 1998 and 1997 the Company's single largest customer accounted for approximately 13% ($683,000) and 24% ($1,540,000), respectively, of the Company's net sales.

Note 19 - Disposal of Margo Bay Farms, Inc.

On August 15, 1997, after a review of past and present performance of the Company's South Florida operation, and in view of the strong competition in that market, inadequate sales levels and lack of profitability, the Company's Board of Directors made the determination to close this operation effective September 30, 1997, and dispose of all related assets. On September 29 and November 28, 1997, the Company sold the two nursery farms (a 54 acre and a 20 acre parcel) which comprised the Company's facility in South Florida, resulting in a gain of $474,574.

The South Florida operation which closed effective September 30, 1997, accounted for net sales of approximately $478,000, and incurred a net loss of $27,000 for the year ended December 31, 1997.

Note 20 - Significant Concentration of Risk

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 1999, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

Note 21 - Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires a reconciliation of total segment revenue and expense items and segment assets to the amount in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of three primary business segments: the production and distribution of plants, sales of lawn and garden products and landscaping services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segments' financial condition and results of operations as if they were independent entities.

                                                                                   1999
                                                  -------------------------------------------------------------------------

                                                                        Lawn & Garden
                                                       Plants             Products          Landscaping         Totals
                                                  ------------------ -------------------- ----------------- ---------------

Revenue from external customers                   $3,780,645         $1,120,342           $1,300,246        $6,201,233
Intersegment revenues                                186,453             24,727                 -              211,180
Interest income                                      105,914               -                    -              105,914
Interest expense                                      46,876               -                    -               46,876
Depreciation and amortization                        444,765             33,868               64,532           543,165
Segment income (loss)                                167,844           (132,515)            (163,196)        (127,867)
Segment assets                                     7,472,038            939,588              505,355         8,916,981
Expenditures for segment assets                      296,380             53,015               45,293           394,688

                                                                                    1998
                                                  -------------------------------------------------------------------------

                                                                        Lawn & Garden
                                                       Plants             Products          Landscaping         Totals
                                                  ------------------ -------------------- ----------------- ---------------

Revenue from external customers                   $3,019,406         $  862,050           $1,467,788        $5,349,244

Intersegment revenues                                247,785             26,736                 -              274,521
Interest income                                      122,683               -                    -              122,683
Interest expense                                      62,020               -                    -               62,020
Depreciation and amortization                        447,285             22,436               58,070           527,791
Segment loss                                         899,698            142,692               70,447         1,112,837
Segment assets                                     6,405,425            761,623              823,160         7,990,208
Expenditures for segment assets                      374,034               -                    -              374,034

                                                                                    1997
                                                  -------------------------------------------------------------------------

                                                                        Lawn & Garden
                                                       Plants             Products          Landscaping         Totals
                                                  ------------------ -------------------- ----------------- ---------------

Revenue from external customers                   $3,435,291         $1,389,617           $1,724,004        $6,548,912
Intersegment revenues                                415,896             57,487                 -              473,383
Interest income                                       73,060               -                    -               73,060
Interest expense                                      73,274               -                    -               73,274
Depreciation and amortization                        412,716             22,652               56,266           491,634
Segment loss                                         331,731            239,249              179,554           750,534
Segment assets                                     7,411,884            827,389              712,815         8,952,088
Expenditures for segment assets                       66,826              7,304               35,509           109,639


Note 22 - Subsequent Event

On February 9, 2000 the Company announced that it entered into a non-binding letter of intent to merge with iTract, LLC ("iTract"), a privately held developmental stage internet company building a communication tool that is designed to allow its users to deliver a targeted marketing campaign using e-mail, fax and postal mail. To date, iTract has not earned any significant revenues.

iTract will seek to address the needs of businesses that desire more efficient, expedient and cost- effective ways to promote and communicate products and services to their target audiences. iTract will target small to medium sized businesses that want to reach potential customers at a lower cost than traditional direct marketing. iTract's system is designed to allow users to send out faxes, e-mails and postal mail in volume from the same document directly off the computer at the same time. iTract is also building a permission-based fax and e-mail list that is demographically organized and can be custom configured to meet the client's marketing needs.

Under the proposed transaction, the Company would first reincorporate as a Delaware corporation pursuant to a merger (the "Reincorporation Merger") with a newly created Delaware corporation. A subsidiary of the new Delaware corporation would then merge with iTract (the "iTract Merger"). As a result of the iTract Merger, iTract members would receive 88% of the issued and outstanding shares of common stock of the new Delaware corporation (on a fully diluted basis assuming exercise of all outstanding stock options) in exchange for all the outstanding membership interests of iTract. Thus, following the iTract Merger, iTract members would control the new Delaware corporation, holding 88% of its common stock, with the Company's current shareholders holding 12%. Prior to the effective time of the iTract Merger, all outstanding stock options held by officers, directors and employees of the Company would vest and become immediately exercisable. Following the merger, the new corporation will be named iTract, Inc. A majority of the Board of Directors of the merged company would be composed of members designated by iTract, and iTract's management would manage the merged company. The letter of intent does not provide for any break-up fee. It is anticipated that the Reincorporation Merger will be a taxable transaction for U. S. shareholders for federal income tax purposes.

It is a condition to the consummation of the iTract Merger that the Company sell prior to the iTract Merger its nursery and other operating businesses. In addition, as of the effective time of the merger, the Company must have at least $5 million in cash and cash equivalents and not be subject to liabilities exceeding $10,000 in the aggregate.

In connection with the execution of the letter of intent, Michael J. Spector, President, Chief Executive Officer and the controlling shareholder of the Company, and another major shareholder of the Company made a $2.0 million loan to International Commerce Exchange Systems, Inc. ("ICES"), an indirect parent company of iTract. The loan is payable in a single balloon payment on the closing day of the iTract Merger. If the iTract Merger is not consummated, such loan will be converted into common stock of ICES.

The parties anticipate that the transaction would close during the latter part of the second quarter or early part of the third quarter of 2000, subject to the negotiation of definitive agreements, the satisfactory completion of due diligence examinations, and the satisfaction of various other conditions customary and appropriate for this type of transaction, including the approval of the merger by the majority of the Company's and iTract's equity holders, the qualification of the iTract Merger as a tax-free reorganization for federal and Puerto Rico income tax purposes, continued listing of the shares on the NASDAQ Small Cap Market and obtaining an opinion from an investment banking firm satisfactory to the Company that the transaction is fair to shareholders from a financial point of view. The letter of intent provides that concurrent with the execution of the merger agreement, Michael J. Spector will agree to vote his Company shares, representing approximately 66% of the Company's outstanding common stock, in favor of the merger. No assurance can be given that the Company will reach a definitive merger agreement or that, if reached, the parties will be able to satisfy the conditions to the consummation of the merger. If the parties do not execute a merger agreement by April 14, 2000, the letter of intent will be automatically terminated.

Note 23 - Reclassifications

Certain reclassifications were made to the 1998 and 1997 consolidated financial statements in order for them to be in conformity with the 1999 presentation.

                                                                     SCHEDULE II

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



           COLUMN A                     COLUMN B                  COLUMN C                      COLLUMN D         COLLUMN E
           ---------                    ---------     ----------------------------------    -----------------   -------------
                                         BALANCE      CHARGED TO COSTS       CHARGED TO
                                        BEGINNING            AND               OTHER                                BALANCE
         DESCRIPTION                     OF YEAR           EXPENSES           ACCOUNTS           DEDUCTIONS         END OF YEAR
         -----------                    ---------     ----------------       ----------         ----------         ------------

YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts        $123,700          $86,000          $   -                  $(51,700)        $158,000
                                         ========          =======          =======                ========         ========

YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts        $ 76,000          $35,900          $11,800                $   -            $123,700
                                         ========          =======          =======                ==========       ========

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts        $ 79,000          $37,515          $  -                   $(40,515)        $ 76,000
                                         ========          =======          ===========            ========         ========


                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
3.(a)                    Certificate of Incorporation as currently in effect

23                       Consent of Deloitte & Touche

27                       Financial Data Schedule