Form 10-Q
period 2000-03-31
MARGO CARIBE INC
filed 2000-05-15
CIK 808493

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 2000

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

                             YES    X       NO ___

The registrant had 1,882,322 shares of common stock, $.001 par value, outstanding as of May 12, 2000.

================================================================================

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                     PART I

                                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                        4

          Consolidated Statements of Operations              5

          Consolidated Statement of Shareholders'
           Equity                                            6

          Consolidated Statements of Cash Flows              7

          Notes to Consolidated Financial Statements         8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION             14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                       19

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                  20

ITEM 2.  CHANGES IN SECURITIES                              20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                    20
         OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   20

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                        ASSETS

                                                          2000          1999
                                                       (UNAUDITED)    (AUDITED)
                                                       -----------  -----------
Current assets:
  Cash and equivalents                                 $   640,046  $ 1,082,592
  Short-term investments                                   500,000      500,000
  Accounts receivable, net                               1,451,240    1,101,722
  Inventories                                            3,120,234    3,108,408
  Current portion of notes receivable                      475,000      475,000
  Prepaid expenses and other current assets                282,266      263,447
                                                       -----------  -----------
    Total current assets                                 6,468,786    6,531,169

Property and equipment, net                              1,786,853    1,902,863
Due from shareholder                                       335,610      290,226
Notes receivable                                            67,915       67,915
Other assets                                               124,808      124,808
                                                       -----------  -----------
    Total assets                                       $ 8,783,972  $ 8,916,981
                                                       ===========  ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                    $    79,613  $   129,656
  Notes payable                                          1,100,000    1,100,000
  Accounts payable                                         744,930      812,672
  Accrued expenses                                         166,559      182,395
                                                       -----------  -----------
    Total current liabilities                            2,091,102    2,224,723

Deferred revenues                                          111,885      111,885
Long-term debt                                             338,597      338,597
                                                       -----------  -----------
    Total liabilities                                    2,541,584    2,675,205
                                                       -----------  -----------
Commitments and contingencies                                 -            -

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                         -            -
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,922,122 shares issued,
  (1,915,122 in 1999) and 1,882,322 shares
  outstanding (1,875,322 in 1999)                            1,922        1,915
 Additional paid-in capital                              4,657,544    4,637,706
 Retained earnings                                       1,679,210    1,698,443
 Treasury stock, 39,800 common shares,at cost              (96,288)     (96,288)
                                                       -----------  -----------
    Total shareholders' equity                           6,242,388    6,241,776
                                                       -----------  -----------
    Total liabilities and shareholders' equity         $ 8,783,972  $ 8,916,981
                                                       ===========  ===========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                  2000         1999
                                               ----------   ----------
Net sales                                      $2,107,556   $1,533,064

Cost of sales                                   1,372,128      971,113
                                               ----------   ----------
    Gross profit                                  735,428      561,951

Selling, general and administrative expenses      608,404      525,800
                                               ----------   ----------
    Income from operations                        127,024       36,151
                                               ----------   ----------
Other income (expense):
  Interest income                                  28,155       25,882
  Interest expense                                (26,240)     (12,011)
  Proposed merger expenses                       (157,281)         -
  Hurricane Georges assistance proceeds               -         12,800
  Miscellaneous income                              9,109          600
                                               ----------   ----------
                                                 (146,257)      27,271
                                               ----------   ----------
Income (loss) before provision for income tax     (19,233)      63,422

Provision for income tax                             -            -
                                               ----------   ----------
Net income (loss)                              $  (19,233)  $   63,422
                                               ==========   ==========

Basic and diluted income (loss)
   per common share                                $(0.01)      $ 0.03
                                               ==========   ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months ended March 31, 2000
                                   (Unaudited)

                                             COMMON         COMMON      ADDITIONAL
                                             STOCK          STOCK        PAID-IN         RETAINED       TREASURY
                                             SHARES         AMOUNT       CAPITAL         EARNINGS         STOCK          TOTAL
                                           ---------        ------      ----------      ----------      ---------      ---------
Balance at December 31, 1999               1,875,322        $1,915      $4,637,706      $1,698,443       $(96,288)     $6,241,776

Issuance of common stock from
  conversion of stock options                  7,000             7          19,838             -              -            19,845

Net income                                       -             -               -           (19,233)           -           (19,233)
                                           ---------        ------      ----------      ----------       --------      ----------
Balance at March 31, 2000                  1,882,322        $1,922      $4,657,544      $1,679,210       $(96,288)     $6,242,388
                                           =========        ======      ==========      ==========       ========      ==========

          See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                          2000          1999
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (19,233)   $   63,422
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                         111,203       109,210
    Provision for uncollectible accounts receivable         6,000         6,000
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                (355,518)      208,926
      Inventories                                         (11,826)      (88,743)
      Prepaid expenses and other current assets           (18,819)      (13,287)
      Accounts payable                                    (67,742)     (126,473)
      Accrued expenses                                    (15,836)      (43,184)
                                                       ----------    ----------
    Net cash provided by (used in)
     operating activities                                (371,771)      115,871
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (40,577)      (44,512)
                                                       ----------    ----------
    Net cash used in investing activities                 (40,577)      (44,512)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (50,043)      (37,398)
  Issuance of common stock from conversion
    of stock options                                       19,845           -
                                                       ----------    ----------
     Net cash used in financing activities                (30,198)      (37,398)
                                                       ----------    ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (442,546)       33,961

CASH AND EQUIVALENTS AT BEGINNING OF YEAR               1,082,592       747,390
                                                       ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  640,046    $  781,351
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

On April 11, 2000, the Company executed an Agreement and Plan of Merger with iTract, LLC, a developmental stage internet company. To the extent the transactions contemplated in the agreement are consumated, the Company will cease being engaged in the current nursery and related businesses and would be engaged in providing internet based marketing services.

NOTE 2 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL
  STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - INVENTORIES

At March 31, 2000 and December 31, 1999, inventories comprised the following:

       DESCRIPTION                   2000           1999
---------------------------       ----------     ----------
Plant material                    $2,532,215     $2,417,102
Lawn and garden products             420,859        485,017
Raw materials and supplies           167,160        206,289
                                  ----------     ----------
                                  $3,120,234     $3,108,408
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

Since the inception of the note, the Company received various sporadic payments. On February 12, 1997, the Company obtained a junior lien on Cariplant's property and equipment and modified the repayment terms of the unpaid principal balance, with payments of principal and interest commencing in the year 2000.

Altec is now in default with the modified repayment terms. As a result of the unfavorable collection experience, as well as the difficulties of operating in the Dominican Republic, the Company wrote down the carrying value of the note to $20,000.

At March 31, 2000 and December 31, 1999, notes receivable included the following:

          DESCRIPTION                                 2000               1999
----------------------------------                  --------           --------

Note receivable from Altec                          $ 20,000           $ 20,000

8% mortgage note, collateralized by
 land in South Florida, with interest
 payments due monthly and principal
 due in a balloon payment on November
 28, 2000.                                           475,000            475,000

10% note, collateralized by real
 property                                             26,331             26,331

8% notes, due on demand, personally
 guaranteed by Company personnel                      21,584             21,584
                                                    --------           --------
                                                     542,915            542,915
Less current portion                                (475,000)          (475,000)
                                                    --------           --------
                                                    $ 67,915           $ 67,915
                                                    ========           ========

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2000 and December 31, 1999 property and equipment consisted of the following:

          DESCRIPTION                                   2000          1999
---------------------------------                    ----------    ----------
Leasehold improvements                               $1,289,318    $1,609,137
Equipment and fixtures                                1,539,955     1,534,280
Transportation equipment                                349,687       326,422
Real estate property                                    224,327       224,327
                                                     ----------    ----------
                                                      3,403,287     3,694,166
Less accumulated depreciation and
 amortization                                        (1,616,434)   (1,791,303)
                                                     ----------    ----------
                                                     $1,786,853    $1,902,863

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

Basic and diluted income (loss) per common share at March 31, 2000 and 1999 were computed as follows:

                                                          2000          1999
                                                       ---------     ---------
BASIC INCOME (LOSS) PER COMMON SHARE:
 Net income (loss) available to
  common shareholders                                   $(19,233)     $ 63,422
                                                        ========      ========
 Weighted average number of common
  shares outstanding                                   1,878,860     1,875,322
                                                       =========     =========
 Basic income (loss) per common share                     $(0.01)       $ 0.03
                                                          ======        ======

DILUTED INCOME PER COMMON SHARE:
 Net income (loss) available to
  common shareholders                                   $(19,233)     $ 63,422
                                                        ========      ========
 Weighted average number of common
  shares outstanding                                   1,878,860     1,875,322
 Plus incremental shares from assumed
  conversions of stock options                               -         142,000
                                                       ---------     ---------
 Adjusted weighted average shares                      1,878,860     2,017,322
                                                       =========     =========
 Diluted income (loss) per common
  share                                                   $(0.01)       $ 0.03
                                                          ======        ======

For the three months ended March 31, 2000, the effect of the assumed exercise of stock options determined using the treasury stock method was antidilutive, thus no incremental shares were added to the weighted average number of common shares outstanding.

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

The Company's segment information as of and for the three months ended March 31, 2000 and 1999, is as follows:

                                                                 2000
                                         --------------------------------------------------------
                                                     LAWN & GARDEN
                                           PLANTS       PRODUCTS     LANDSCAPING         TOTALS
                                         --------------------------------------------------------
Revenues from external customers         $1,051,448    $  531,025     $  525,083       $2,107,556

Intersegment revenues                        62,273         8,847           -              71,120

Interest income                              28,155          -              -              28,155

Interest expense                             26,240          -              -              26,240

Depreciation and amortization                90,312         7,128         13,763          111,203

Segment income (loss)                       (59,926)       27,852         12,841          (19,233)

Segment assets                            7,127,581     1,008,150        648,241        8,783,972

Expenditures for segment assets              40,577          -              -              40,577

                                                                 1999
                                         --------------------------------------------------------
                                                     LAWN & GARDEN
                                           PLANTS       PRODUCTS     LANDSCAPING         TOTALS
                                         --------------------------------------------------------
Revenues from external customers         $  881,968    $  247,911     $  403,185       $1,533,064

Intersegment revenues                        58,607        34,064           -              92,671

Interest income                              25,882          -              -              25,882

Interest expense                             12,011          -              -              12,011

Depreciation and amortization                87,355         7,539          14,316         109,210

Segment income (loss)                        86,316       (25,441)          2,547          63,422

Segment assets                            6,512,442       764,444         569,689       7,846,575

Expenditures for segment assets              44,512          -               -             44,512

NOTE 8 - SUPPLEMENTAL DISCLOSURES FOR THE CONSOLIDATED STATEMENTS OF CASH FLOWS

a) NON-CASH INVESTING ACTIVITIES

During the three months ended March 31, 2000, the Company transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, in connection with a commitment made by the shareholder regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

b) OTHER CASH FLOW TRANSACTIONS

Other cash flow transactions for the three months ended March 31, 2000 and 1999, include interest payments amounting to approximately $25,600 and $12,000, respectively. There were no income tax payments for the three months ended March 31, 2000 and 1999.

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

On April 11, 2000, the Company executed an Agreement and Plan of Merger with iTract, LLC, a developmental stage internet company. To the extent the transactions contemplated in the agreement are consumated, the Company will cease being engaged in the current nursery and related businesses and would be engaged in providing internet based marketing services. See "Execution of Merger Agreement with Itract, LLC", herein.

PRINCIPAL OPERATIONS

The Company's operations are conducted in the Commonwealth of Puerto Rico ("Puerto Rico") and the Caribbean.

These operations are conducted at a 90 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 117 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre facility in the Municipality of Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

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

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to NURSERY RETAILER magazine. As of March 31, 2000, Home Depot had opened two stores, and has announced plans to open seven additional stores in Puerto Rico over the next three years.

During March 1999, the Company leased two additional parcels of land(approximately 320 acres) from the Puerto Rico Land Authority with the intent of relocating its existing Vega Alta facilities and corporate offices to this property as well as to use this additional land to increase the Company's volume of field grown material and to diversify within the nursery business by growing turf (sod).

During the third quarter of 1999, the Company became the largest supplier of live goods (plant material) to WalMart Stores, which presently has nine stores throughout Puerto Rico.

Landscaping provides landscaping services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

The Company was awarded a landscaping project for the Puerto Rico Museum of Art, being constructed in San Juan, Puerto Rico. This landscaping project commenced during the fourth quarter of 1999 at an approximate contract price of $650,000.

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

During August 1999, the Company entered into an option agreement to purchase approximately 109 acres of land in the Municipality of Barceloneta, Puerto Rico, for possible development of a residential project. The Company paid $47,500 for the option agreement, which will be applied to the purchase price of the land of $950,000. The option expired April 16, 2000. The Company is presently in the process of negotiating an additional six month extension on the option and anticipates that it will be granted.

EXECUTION OF MERGER AGREEMENT WITH ITRACT, LLC.

On April 11, 2000, the Company ("Margo") entered into an agreement to merge with iTract, LLC ("iTract"), a privately held developmental stage internet company building a communication tool that is designed to allow its users to deliver rapidly a targeted marketing campaign using e-mail, fax and postal mail. To date, iTract has not earned any revenues.

iTract will seek to address the needs of businesses that desire more efficient, expedient and cost-effective ways to promote and communicate products and services to their target audiences. iTract will target small to medium sized businesses that want to reach potential customers at a lower cost than traditional direct marketing. iTract's system is designed to allow users to send out faxes, e-mails and postal mail in volume from the same document directly off the computer at the same time. iTract is also building a permission-based fax and e-mail list that is demographically organized and can be custom configured to meet the client's marketing needs.

Under the merger agreement, Margo would first reincorporate as a Delaware corporation pursuant to a merger (the "Reincorporation Merger") with a newly formed Delaware corporation, with the common stockholders of Margo receiving one share of the new corporation for each share of common stock of Margo held immediately prior to the Reincorporation Merger. A subsidiary of the new Delaware corporation would then merge with iTract (the "iTract Merger" and together with the Reincorporation Merger hereinafter referred to as the "Transaction"). As a result of the iTract Merger, the holders of iTract securities will be issued shares of common stock of the new Delaware corporation representing approximately 86.8% of the outstanding shares of the new corporation (on a fully diluted basis assuming exercise of all outstanding stock options). Thus, following the iTract Merger, Margo shareholders, on a fully diluted basis would hold 13.2% of the new Delaware corporation. Prior to the effective time of the merger, all outstanding stock options held by officers, directors and employees of Margo will vest and become immediately exercisable. The Board of Directors of the merged company will be composed of designees of iTract, and iTract's management will manage the merged company. The merger agreement does not provide for any break-up fee, other than reimbursement of certain expenses. The exchange of Margo shares for shares of common stock in the new Delaware corporation as part of the Reincorporation Merger will be a taxable transaction for U.S. shareholders for federal income tax purposes.

It is a condition to the consummation of the iTract Merger that Margo sell its nursery and other operating businesses prior to the iTract Merger. In addition, as of the effective time of the iTract Merger, Margo must have at least $5 million in cash and cash equivalents and not be subject to liabilities exceeding $10,000 in the aggregate. Margo is currently seeking purchasers for these businesses.

The Transaction is expected to close during the third quarter of 2000, subject to the satisfaction of various other conditions, including the approval of the Transaction by the majority of Margo's shareholders, the qualification of the iTract Merger as a tax-free exchange for federal income tax purposes, the qualification of the Reincorporation Merger as a tax-free reorganization for Puerto Rico income tax purposes, the registration of the shares to be issued in the iTract Merger, listing of the shares of the new Delaware corporation on the NASDAQ Small Cap Market, and various other customary conditions. Concurrently with the execution of the merger agreement, Michael J. Spector, agreed to vote his Margo shares, representing approximately 66% of Margo's outstanding common stock in favor of the Transaction. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the Transaction.

The Company expects to mail a proxy statement/prospectus to its shareholders containing information about the Transaction, and the new Delaware corporation plans to file a Registration Statement on SEC Form S-4 in connection therewith. Investors and security holders are advised to read the Registration Statement and the proxy statement/prospectus regarding the Transaction when they become available, because they will contain important information about iTract, the Company, the Transaction and related matters. Investors and security holders may obtain a free copy of the Registration Statement and the proxy statement/prospectus (when available) and other documents filed by the Company at the Securities and Exchange Commission's web site at HTTP://WWW.SEC.GOV. Free copies of the proxy statement/prospectus and such other documents may also be obtained from the Company by directing such requests to the address on the front cover of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS ENDED MARCH 31, 2000 AND 1999

During the first three months of 2000, the Company incurred a net loss of approximately $19,000, or $.01 per share, compared to net income of approximately $63,000 for the same period in 1999, or $.03 per share. However, income from operations for the first three months of 2000 was approximately $127,000 compared to $36,000 for the same period in 1999.

The decrease in net profits for the first quarter 2000 is due to an increase in non- operational expenses related to an ongoing merger transaction with iTract, LLC. Merger related expenses amounted to approximately $157,000 for the three months ended March 31, 2000. Increase in income from operations for the first three months of 2000 is principally due to increased sales, as discussed below.

SALES

The Company's consolidated net sales for the first three months of 2000 were approximately $2,108,000, compared to $1,533,000 for the same period in 1999, or an increase of approximately 37%. The increase in sales for the first three months of 2000 when compared to the same period in 1999 was due to increased sales in all business segments, the highest of which were lawn and garden products as a result of increased sales of the Company's Rain Forest product line, as well as other increases in sales of lawn and garden products. This increase in sales was principally the result of increased demand by large retail chains in Puerto Rico.

GROSS PROFITS

The Company's gross profit for the first three months of 2000 was 34.9%, compared to 36.7% for the same period in 1999, or a decrease of approximately 1.8%.

The decrease in gross profit of 1.8% for the first three months of 2000 when compared to the same period in 1999 is principally due to a reduction in margins of plant material, offset in part by the increase in margins of lawn and garden products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $608,000 and $526,000 for the first three months of 2000 and 1999, respectively, representing an increase of approximately 16% in dollar terms and a decrease of 5% as a percentage of sales.

The increase in SG&A (in dollar terms) for the first three months of 2000 when compared to the same period in 1999 is due, among other things, to increases in repairs and maintenance expenses as well as salary increases in shipping and landscaping.

OTHER INCOME AND EXPENSES

The increase in interest income for the first three months of 2000 when compared to the same period in 1999, is due to higher yields obtained during 2000 with similar investment balances. The increase in interest expense for 2000 when compared to 1999 is the result of additional borrowings of long-term debt during the latter part of 1999.

During the first three months of 2000, the Company has been pursuing a proposed merger with iTract, LLC, a developmental stage internet company. Professional (legal, accounting and other) services incurred in connection with the merger during the period amounted to approximately $157,000.

FINANCIAL CONDITION

The Company's financial condition at March 31, 2000 remains comparable with that of December 31, 1999. The Company's current ratio continues to be strong, with a ratio of 3.1 to 1 at March 31, 2000, compared to 2.9 to 1 at December 31, 1999.

At March 31, 2000, the Company had cash of approximately $640,000 and short term investments of $500,000, compared to cash of $1,083,000 and short term investments of $500,000 at December 31, 1999. The decrease in cash at March 31, 2000 is due to cash outflows used in operations of $372,000 (principally from an increase in accounts receivable of approximately $356,000 as a result of increased sales), as well as other minor cash outflows arising from additions to property and equipment ($41,000) and repayment of long-term debt ($30,000).

As a result of a decrease in current liabilities as of March 31, 2000, the Company's debt to equity ratio improved to approximately 41% compared to 43% at December 31, 1999.

Stockholders' equity at March 31, 2000 remained comparable to December 31, 1999 due to the Company's net loss for the quarter of approximately $19,000, offset by a conversion of stock options into common stock of approximately $20,000. There were no dividends declared nor issuance of capital stock during the first quarter of 2000.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company is presently current on all its obligations. Excess funds have been invested in short-term bank instruments. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements.

ITEM 3. QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On April 11, 2000, the Company entered into an Agreement and Plan of Merger with iTract, LLC. For more information regarding this transaction, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Execution of Merger Agreement with iTract, LLC", herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         (2) Agreement and Plan of Merger dated April 11, 2000, by and among Margo Caribe, Inc. iTract Acquisition Company, LLC, iTract, Inc.,Itact, LLC and International Commerce Exchange Systems, Inc.(schedules and exhibits to the Agreement are omitted and will be supplementally provided to the Commission upon request).

        (27)         Financial Data Schedule (for SEC use only).

         (b) REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the quarter ended March 31, 2000:

         (i) Current Report on Form 8-K ("Form 8-K") dated February 8, 2000, reporting on Item 5 - "Other Items" the execution of a letter of intent to merge with iTract, LLC.

         (ii) Form 8-K dated March 14, 2000, reporting under Item 5 - "Other Items" the extension of the letter of intent with iTract, LLC, until April 14, 2000.

        (iii) Form 8-K dated April 11, 2000, reporting under Item 5 - "Other Items", the execution of an Agreement and Plan of Merger with iTract, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARGO NURSERY FARMS, INC.

Date:  MAY 12, 1999                 BY: /S/ MICHAEL J. SPECTOR
                                    --------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date:  MAY 12, 1999                 BY: /S/ ALFONSO ORTEGA
                                    ----------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX

       EXHIBIT                            DESCRIPTION
       -------                            -----------
         (2) Agreement and Plan of Merger dated April 11, 2000, by and among Margo Caribe, Inc. iTract Acquisition Company, LLC, iTract, Inc.,Itact, LLC and International Commerce Exchange Systems, Inc.(schedules and exhibits to the Agreement are omitted and will be supplementally provided to the Commission upon request).

        (27)         Financial Data Schedule (for SEC use only).