Form 10-Q
period 2000-06-30
MARGO CARIBE INC
filed 2000-08-21
CIK 808493

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

                               YES __X__ NO _____

The registrant had 1,882,322 shares of common stock, $.001 par value, outstanding as of August 11, 2000.

================================================================================

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                              4

          Condensed Consolidated Statements of
           Operations                                                        5

          Condensed Consolidated Statement of
           Shareholders' Equity                                              6

          Condensed Consolidated Statements of
            Cash Flows                                                       7

          Notes to Condensed Consolidated
            Financial Statements                                             8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION                             14


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                       18

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                                  19

ITEM 2.  CHANGES IN SECURITIES                                              19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                    19
          OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                                  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   19


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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                         2000          1999
                                                                   (See Note 3)
                                                     -----------   -----------
Cash and equivalents                                 $   862,853   $ 1,082,592
Net assets of discontinued operations (See Note 3)     4,012,147     5,159,184
                                                     -----------   -----------

    Total assets                                     $ 4,875,000   $ 6,241,776
                                                     ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                $        --   $        --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,922,122 shares issued,
  (1,915,122 in 1999) and 1,882,322 shares
  outstanding (1,875,322 in 1999)                          1,922         1,915
 Additional paid-in capital                            4,657,544     4,637,706
 Retained earnings                                       311,822     1,698,443
 Treasury stock, 39,800 common shares,at cost            (96,288)      (96,288)
                                                     -----------   -----------

      Total shareholders' equity                     $ 4,875,000   $ 6,241,776
                                                     ===========   ===========



See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                               Three Months ended June 30,           Six Months ended June 30,
                                               ---------------------------          ---------------------------
                                                   2000            1999                  2000           1999
                                               -------------    ----------          -------------    ----------
Discontinued operations:
  Income (loss) from discontinued operations   $     (52,730)      (13,509)         $     (71,963)   $   49,913
  Loss on disposition of discontinued
    operations, including provision of
    $125,000 for operating losses during
    the period through the date of disposal       (1,314,658)           --             (1,314,658)           --
                                               -------------    ----------          -------------    ----------

  Net income (loss)                            $  (1,367,388)   $  (13,509)         $  (1,386,621)   $   49,913
                                               =============    ==========          =============    ==========

  Income (loss) per common share
    Basic and diluted:
     Income (loss) from discontinued
      operations                               $       (.03)    $     (.01)         $        (.04)   $      .03
     Loss on disposition of discontinued
      operations                                       (.70)            --                   (.70)           --
                                               -------------    ----------          -------------    ----------

     Net income (loss) per common share        $       (.73)    $     (.01)         $        (.74)   $      .03
                                               =============    ==========          =============    ==========


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 2000
                                   (Unaudited)

                                     Common         Common        Additional
                                     stock          stock           paid-in        Retained         Treasury
                                    shares          amount          capital        earnings           stock            Total
                                  -----------     -----------     -----------     -----------      -----------      -----------
Balance at December 31, 1999        1,875,322     $     1,915     $ 4,637,706     $ 1,698,443      $   (96,288)     $ 6,241,776

Issuance of common stock from
 conversion of stock options            7,000               7          19,838              --               --           19,845


Net loss                                   --              --              --      (1,386,621)              --       (1,386,621)
                                  -----------     -----------     -----------     -----------      -----------      -----------

Balance at June 30, 2000            1,882,322     $     1,922     $ 4,657,544     $   311,822      $   (96,288)     $ 4,875,000
                                  ===========     ===========     ===========     ===========      ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                      2000            1999
                                                  -----------      -----------
Cash flows from operating activities:

  Net income (loss)                               $(1,386,621)     $    49,913
  Add (deduct) results of discontinued
   operations                                       1,386,621          (49,913)
                                                  -----------      -----------
     Income from continuing operations
      and net cash provided by continuing
      operations                                           --               --

     Net cash used in discontinued operations        (364,883)         (22,958)
                                                  -----------      -----------

  Net cash used in operating activities              (364,883)         (22,958)
                                                  -----------      -----------


Cash flows from investing activities:

  Additions to property and equipment                 (92,677)        (141,292)
  Proceeds from sale of equipment                          --           14,000
                                                  -----------      -----------

  Net cash used in investing activities               (92,677)        (127,292)
                                                  -----------      -----------


Cash flows from financing activities:

  Repayment of long-term debt                         (82,024)        (112,880)
  Increase in notes payable                           300,000          200,000
  Issuance of common stock from conversion
   stock options                                       19,845               --
                                                  -----------      -----------

  Net cash provided by financing activities           237,821           87,120
                                                  -----------      -----------


Net decrease in cash and equivalents
   used in discontinued operations                   (219,739)         (63,130)

Cash and equivalents at beginning of year           1,082,592          747,390
                                                  -----------      -----------

Cash and equivalents at end of period             $   862,853      $   684,260
                                                  ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1 - Basis of Presentation

These interim condensed consolidated financial statements include the accounts of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively "the Company"), Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc. and Margo Development Corporation.

These interim condensed consolidated financial statements are unaudited, but include all adjustments that, in the opinion of management, are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods covered. These statements have been prepared in accordance with the United States Securities and Exchange Commission's instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with generally accepted accounting principles.

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company has executed an Agreement and Plan of Merger (the "Agreement") with iTract, LLC, a developmental stage internet company. To the extent the transactions contemplated in the Agreement are consumated, the Company will cease being engaged in the current nursery and related businesses and would be engaged in providing internet based marketing services (see Note 3).

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

Note 3 - Discontinued Operations

On April 11, 2000, the Company ("Margo") entered into the Agreement to merge with iTract, LLC ("iTract"), a privately held developmental stage internet company building a communication tool that is designed to allow its users to deliver rapidly a targeted marketing campaign using e-mail, fax and postal mail. To date, iTract has not earned any revenues.

Under the Agreement, Margo would first reincorporate as a Delaware corporation pursuant to a merger (the "Reincorporation Merger") with a newly formed Delaware corporation, with the common stockholders of Margo receiving one share of the new corporation for each share of common stock of Margo held immediately prior to the Reincorporation Merger. A subsidiary of the new Delaware corporation would then merge with iTract (the "iTract Merger" and together with the Reincorporation Merger hereinafter referred to as the "Transaction"). As a result of the iTract Merger, the holders of iTract securities will be issued shares of common stock of the new Delaware corporation representing approximately 86.8% of the outstanding shares of the new corporation (on a fully diluted basis assuming exercise of all outstanding stock options). Thus, following the iTract Merger, Margo shareholders, on a fully diluted basis would hold 13.2% of the new Delaware corporation. Prior to the effective time of the merger, pursuant to the original terms of the stock option plans, all outstanding stock options held by officers, directors and employees of Margo will vest and become immediately exercisable. The Board of Directors of the merged company will be composed of designees of iTract, and iTract's management will manage the merged company.

It is a condition precedent to the consummation of the iTract Merger that Margo sell its nursery and other operating businesses. In addition, as of the effective time of the iTract Merger, Margo must have at least $5 million in cash and cash equivalents and not be subject to liabilities exceeding $10,000 in the aggregate. On June 30, 2000, Margo executed a stock purchase agreement with Empresas Margo, Inc.(an entity wholly owned by the current President and Chief Executive Officer of Margo) which provides for the sale of all of the outstanding shares of common stock owned by Margo in its subsidiaries for a price of $5,000,000 plus the assumption of existing debt.

The Transaction is expected to close during the fourth quarter of 2000, subject to the satisfaction of various other conditions, including the approval of the Transaction by the majority of Margo's shareholders, the qualification of the iTract Merger as a tax-free exchange for federal income tax purposes, the qualification of the Reincorporation Merger as a tax-free reorganization for Puerto Rico income tax purposes, the registration of the shares to be issued in the iTract Merger, listing of the shares of the new Delaware corporation on the NASDAQ Small Cap Market, and various other customary conditions. Concurrently with the execution of the merger agreement, Michael J. Spector (Margo's major shareholder and chief executive officer) agreed to vote his Margo shares, representing approximately 66% of Margo's outstanding common stock in favor of the Transaction. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the Transaction.

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the business to be sold (all of the Company's operating businesses) have been presented as discontinued operations effective June 30, 2000, the date the Company executed a stock purchase agreement for the sale of Margo's subsidiaries (a condition precedent to the merger with iTract, LLC). The financial statements of prior periods have been reclassified to reflect this presentation.

The discontinued operations components of amounts reflected in the financial statements are as follows:

  Consolidated Balance Sheet Data

                                  June 30, 2000   December 31, 1999
                                  -------------   -----------------

  Investments                      $   500,000      $   500,000
  Accounts receivable, net           1,380,565        1,101,722
  Inventories                        3,451,728        3,108,408
  Prepaid expenses and
   other current assets                194,344          263,447
  Property and equipment, net        1,726,140        1,902,863
  Due from shareholder                 387,318          290,226
  Notes receivable                     542,915          542,915
  Other assets                         172,934          124,808
  Notes payable                     (1,400,000)      (1,100,000)
  Accounts payable and
   accrued expenses                 (2,557,568)        (995,067)
  Deferred revenues                         --         (111,885)
  Long-term debt                      (386,229)        (468,253)
                                   -----------      -----------

    Net assets of discontinued
      operations                   $ 4,012,147      $ 5,159,184
                                   ===========      ===========



  Consolidated Statement of Operations Data

                          Three Months ended June 30,  Six Months ended June 30,
                          ---------------------------  -------------------------
                               2000          1999          2000          1999
                            ----------   ----------     ----------   ----------

      Net sales             $2,368,720   $1,464,463     $4,476,276   $2,997,527
                            ==========   ==========     ==========   ==========

A) Inventories

At June 30, 2000 and December 31, 1999, inventories included the following:

       Description                     2000              1999
--------------------------          ----------        ----------
Plant material                      $2,708,750        $2,417,102
Lawn and garden products               423,283           485,017
Raw materials and supplies             319,695           206,289
                                    ----------        ----------
                                    $3,451,728        $3,108,408
                                    ==========        ==========

B) Notes Receivable

The Company owns a note receivable with an outstanding principal balance of $996,962, from the sale of Cariplant S.A. (a former Dominican Republic subsidiary) to Altec International C. por A. ("Altec"), another Dominican Republic company. The note is collateralized by the common stock and personal guarantee of the major shareholder of Cariplant.

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

At June 30, 2000 and December 31, 1999, notes receivable included the following:

            Description                     2000            1999
--------------------------------         ---------        --------

Note receivable from Altec               $ 20,000         $ 20,000

8% mortgage note, collateralized
 by land in South Florida, with
 interest payments due monthly
 and principal due in ballon
 payment on November 28, 2000             475,000          475,000

10% note, collateralized by
 real property                             26,331           26,331

8% notes, due on demand,
 personally guaranteed by
 Company personnel                         21,584           21,584
                                         --------         --------

                                         $542,915         $542,915
                                         ========         ========

C) Property and Equipment

At June 30, 2000 and December 31, 1999, property and equipment included the following:

          Description                      2000              1999
------------------------------         -----------           -----------

Leasehold improvements                 $ 1,301,865           $ 1,609,137
Equipment and fixtures                   1,375,119             1,534,280
Transportation equipment                   387,256               326,422
Real estate property                       224,327               224,327
                                       -----------           -----------
                                         3,288,567             3,694,166
Less accumulated depreciation
 and amortization                       (1,562,427)           (1,791,303)
                                       -----------           -----------
                                       $ 1,726,140           $ 1,902,863
                                       ===========           ===========

Note 4 - Income (loss) per Common Share

The Company reports its earnings per share (EPS) using Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The amounts used in calculating earnings (loss) per share data are as follows:

                                            Three Months ended June 30,        Six Months ended June 30,
                                           ----------------------------      ----------------------------
                                               2000             1999            2000              1999
                                           -----------      -----------      -----------      -----------
Net income (loss) and
 income (loss) from
 discontinued operations                   $(1,367,388)     $   (13,509)     $(1,386,621)     $    49,913
                                           ===========      ===========      ===========      ===========

Weighted average shares
 outstanding:

        Basic                                1,882,322        1,875,322        1,882,322        1,875,322
                                           ===========      ===========      ===========      ===========

          Plus incremental shares
           from assumed exercise
           of stock options                         --               --               --            7,714
                                           -----------      -----------      -----------      -----------

        Diluted                              1,882,322        1,875,322        1,882,322        1,883,036
                                           ===========      ===========      ===========      ===========


For the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 5 - Supplemental Disclosures for the Condensed Consolidated Statements of Cash Flows

a) Non-Cash Investing Activities
         During the six months ended June 30, 2000, fully depreciated equipment amounting to $166,820 was written off. The Company also transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, in connection with a commitment made by the shareholder regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

         During the six months ended June 30, 1999, fully depreciated equipment amounting to $429,964 was written off, and equipment with a cost of $32,593 and a book value of $11,254 was sold at a gain of $2,746.

b) Other Cash Flow Transactions
         Other cash flow transactions for the six months ended June 30, 2000 and 1999, include interest payments of approximately $55,700 and $20,600, respectively. There were no income tax payments for the six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Margo Caribe, Inc. and its subsidiaries, (collectively, the "Company") have historically been engaged in the business of growing, distributing and installing tropical plants and trees. The Company has also been engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, sales of lawn and garden products and also provides landscaping design and installation services.

The Company's operations have been focused in the Commonwealth of Puerto Rico ("Puerto Rico") and the Caribbean.

These operations are conducted at a 90 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 90 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre nursery in Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

PROPOSED CHANGE OF BUSINESS

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

It is a condition to the consummation of the iTract Merger that Margo sell its nursery and other operating businesses prior to the iTract Merger. In addition, as of the effective time of the iTract Merger, Margo must have at least $5 million in cash and cash equivalents and not be subject to liabilities exceeding $10,000 in the aggregate. On June 30, 2000, Margo executed a stock purchase agreement with Empresas Margo, Inc. (an entity wholly-owned by the current President and Chief Executive Officer of Margo) which provides for the sale of all of the outstanding shares of common stock owned by Margo in its subsidiaries for a price of $5,000,000.

The Transaction is expected to close during the fourth quarter of 2000, subject to the satisfaction of various other conditions, including the approval of the Transaction by the majority of Margo's shareholders, the qualification of the iTract Merger as a tax-free exchange for federal income tax purposes, the qualification of the Reincorporation Merger as a tax-free reorganization for Puerto Rico income tax purposes, the registration of the shares to be issued in the iTract Merger, listing of the shares of the new Delaware corporation on the NASDAQ Small Cap Market, and various other customary conditions. Concurrently with the execution of the merger agreement, Michael J. Spector, agreed to vote his Margo shares, representing approximately 66% of Margo's outstanding common stock in favor of the Transaction. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the Transaction.

To the extent the Transaction as decribed above is consumated, the Company will cease being engaged in its current nursery and related businesses and would be engaged in providing internet based marketing services.

The Company expects to mail a proxy statement/prospectus to its shareholders containing information about the Transaction. On July 3, 2000, the new Delaware corporation filed a Registration Statement on SEC Form S-4 in connection therewith with the Securities and Exchange Commission (the "SEC"), but the Registration Statement has not yet become effective. Investors and security holders are advised to read the Registration Statement and the proxy statement/prospectus regarding the Transaction when it becomes available, because they will contain important information about iTract, the Company, the Transaction and related matters. Investors and security holders may obtain a free copy of the Registration Statement and the proxy statement/prospectus (when available) and other documents filed by the Company at the Securities and Exchange Commission's web site at http://www.sec.gov. Free copies of the proxy statement/prospectus and such other documents may also be obtained from the Company by directing such requests to the address on the front cover of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE SECOND QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

As described above, effective June 30, 2000, the Company executed a stock purchase agreement with Empresas Margo, Inc. for the sale of its existing nursery operations (a condition precedent to the merger with iTract, LLC). As a result, the Company is now presenting its results of operations as discontinued operations. The financial statement presentation for discontinued operations varies from the traditional presentation, since the reporting entity will be engaged in a different operating business in the near future. Therefore, results of operations are summarized for the discontinued portion of the business to be disposed of, which in the Company's case are all of its operations.

For the quarter ended June 30, 2000, the Company incurred a net loss of approximately $1,367,000 or $.73 per share, compared to a net loss of approximately $14,000, or $.01 per share for the same period in 1999.

During the first six months of 2000, the Company incurred a net loss of approximately $1,387,000, or $.74 per share, compared to net income of approximately $50,000 for the same period in 1999, or $.03 per share.

The Company's net loss for the three months ended June 30, 2000 has two components; i) loss from discontinued operations of approximately $53,000, or $.03 per share, and ii) the loss on disposition of the discontinued operations of approximately $1,315,000, or $.70 per share. The loss from discontinued operations of $53,000 represents actual results of operations for the three months ended June 30, 2000, and includes the effect of merger related expenses of approximately $224,000 for the period. For the same three month period in 1999, the Company incurred a net loss from discontinued operations of approximately $14,000. The loss on the disposition of discontinued operations includes a provision for loss on the sale of the operating businesses of approximately $1,190,000 and a provision for operating losses of $125,000 during the period through the date of disposal.

The Company's net loss for the six months ended June 30, 2000 also has two components; i) loss from discontinued operations of approximately $72,000, or $.04 per share, and ii) the loss on disposition of the discontinued operations of approximately $1,315,000, or $.70 per share. The loss from discontinued operations of $72,000 represents actual results of operations for the six months ended June 30, 2000, and includes the effect of merger related expenses of approximately $381,000 for the period. For the same six month period in 1999 the Company had net income from discontinued operations of approximately $50,000. For more information on the components of discontinued operations, refer to Note 3 to the consolidated financial statements herein.

FINANCIAL CONDITION

The Company's financial condition at June 30, 2000 shows a decrease in total assets of approximately $1,367,000 when compared to December 31, 1999. This decrease in total assets is the direct result of the loss on the disposition of discontinued operations of $1,315,000 included as part of net assets of discontinued oprations.

Stockholders' equity at June 30, 2000 decreased due to results of discontinued operations for the six month period. There were no dividends declared during the first six months of 2000. During the six months ended June 30, 2000, the Company issued 7,000 shares of common stock in connection with the exercise of stock options.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            (10.1) Stock Purchase Agreement dated as of June 30, 2000 between the Company and Empresas Margo, Inc. (incorporated by reference from the same exhibit number of the Company's Current Report on Form 8-K, dated June 30, 2000.

             (27)  Financial Data Schedule (for SEC use only).




         (b) Reports on Form 8-K.

             The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2000:

             (i) Current Report on Form 8-K dated June 30, 2000, reporting under Item 5 execution of a Stock Purchase Agreement with Empresas Margo, Inc. to sell all the assets of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MARGO NURSERY FARMS, INC.



Date:  August 18, 2000                    By: /s/ Michael J. Spector
      ----------------                    --------------------------
                                              Michael J. Spector,
                                              President and Chief
                                              Executive Officer



Date:  August 18, 2000                    By: /s/ Alfonso Ortega
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

 27.1              Financial Data Schedule