Form 10-Q
period 2000-09-30
MARGO CARIBE INC
filed 2000-11-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

                                                 YES    X       NO _______

The registrant had 1,882,322 shares of common stock, $.001 par value, outstanding as of November 14, 2000.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                     PART I

Page

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                          2000             1999
                                                                        (See Note 4)
                                                       -----------      -----------
                       ASSETS

Cash and equivalents                                   $   728,878      $ 1,082,592
Net assets of discontinued operations (See Note 4)       4,146,122        5,159,184
                                                       -----------      -----------

    Total assets                                       $ 4,875,000      $ 6,241,776
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods ended September 30, 2000 and 1999
                                   (Unaudited)

                                            Three Months ended September 30,  Nine Months ended September 30,
                                            --------------------------------  -------------------------------
                                                   2000           1999             2000             1999
                                                 --------     -----------     -------------      -----------
Discontinued operations:

  Income (loss) from discontinued operations     $     --     $   215,316     $     (71,963)     $   265,228
  Loss on disposition of discontinued
    operations, including provision of
    $125,000 for operating losses during
    the period through the date of disposal            --              --        (1,314,658)              --
                                                 --------     -----------     -------------      -----------
  Net income (loss)                              $     --     $   215,316     $  (1,386,621)     $   265,228
                                                 ========     ===========     =============      ===========
  Income (loss) per common share
    Basic and diluted:
     Income (loss) from discontinued
      operations                                 $     --     $       .11     $        (.04)     $       .14
     Loss on disposition of discontinued
      operations                                       --              --              (.70)              --
                                                 --------     -----------     -------------      -----------
     Net income (loss) per common share          $     --     $       .11     $        (.74)     $       .14
                                                 ========     ===========     =============      ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months ended September 30, 2000
                                   (Unaudited)

                                     Common         Common        Additional
                                     stock          stock          paid-in         Retained         Treasury
                                     shares         amount         capital         earnings           stock            Total
                                  -----------     -----------     -----------     -----------      -----------      -----------
Balance at December 31, 1999        1,875,322     $     1,915     $ 4,637,706     $ 1,698,443      $   (96,288)     $ 6,241,776

Issuance of common stock from
 conversion of stock options            7,000               7          19,838              --               --           19,845


Net loss                                   --              --              --      (1,386,621)              --       (1,386,621)
                                  -----------     -----------     -----------     -----------      -----------      -----------
Balance at September 30, 2000       1,882,322     $     1,922     $ 4,657,544     $   311,822      $   (96,288)     $ 4,875,000
                                  ===========     ===========     ===========     ===========      ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                         2000           1999
                                                     -----------    -----------
Cash flows from operating activities:

  Net income (loss)                                  $(1,386,621)   $   265,228
  Add (deduct) results of discontinued
   operations                                          1,386,621       (265,228)
                                                     -----------    -----------
     Income from continuing operations
      and net cash provided by continuing
      operations                                              --             --

     Net cash used in discontinued operations           (607,569)       (54,446)
                                                     -----------    -----------
  Net cash used in operating activities                 (607,569)       (54,446)
                                                     -----------    -----------

Cash flows from investing activities:

  Additions to property and equipment                   (164,184)      (288,999)
  Increase in notes receivable                                --         (6,966)
  Collection of notes receivable                              --          2,000
  Proceeds from sale of equipment                             --         29,035
                                                     -----------    -----------
  Net cash used in investing activities                 (164,184)      (264,930)
                                                     -----------    -----------

Cash flows from financing activities:

  Repayment of long-term debt                           (101,806)      (118,536)
  Increase in notes payable                              500,000        500,000
  Issuance of common stock from conversion of
   stock options                                          19,845             --
                                                     -----------    -----------
  Net cash provided by financing activities              418,039        381,464
                                                     -----------    -----------

Net increase (decrease) in cash and equivalents
   provided by (used in) discontinued operations        (353,714)        62,088

Cash and equivalents at beginning of period            1,082,592        747,390
                                                     -----------    -----------
Cash and equivalents at end of period                $   728,878    $   809,478
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company has executed an Agreement and Plan of Merger (the "Agreement") with iTract, LLC, a developmental stage internet company. To the extent the transactions contemplated in the Agreement are consumated, the Company will cease being engaged in the current nursery and related businesses and would be engaged in providing internet based marketing services (see Note 4).

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

Note 3 - Summary of Recent Accounting Pronouncements

A. Derivatives and Hedging Activities

In June 1998. the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair values and recognized as either assets or liabilities on the Company balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for certain derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and related matters such as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB related to the Derivatives Implementation Group process.

It is expected that the adoption of SFAS No. 133 and SFAS No. 138 will not have a material effect on the results of operations or financial condition of the Company.

B. Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is finalizing its assessment of the impact of SAB No. 101 on our results of operations and financial position. It is not expected to have a material effect on the reults of operations.

C. Financial Assets and Extinguishments of Liabilities

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities", which supersedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities." This Statement provides accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement is effective for transfers occuring after March 31, 2001, but the disclosure requirements relating to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. This statement will not have an effect on the Company's financial position or results of operations.

Note 4 - Discontinued Operations

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

The Transaction is expected to close during the first quarter of 2001, subject to the satisfaction of various other conditions, including the approval of the Transaction by the majority of Margo's shareholders, the qualification of the iTract Merger as a tax-free exchange for federal income tax purposes, the qualification of the Reincorporation Merger as a tax-free reorganization for Puerto Rico income tax purposes, the registration of the shares to be issued in the iTract Merger, listing of the shares of the new Delaware corporation on the NASDAQ Small Cap Market, and various other customary conditions. Concurrently with the execution of the merger agreement, Michael J. Spector (Margo's major shareholder and chief executive officer) agreed to vote his Margo shares, representing approximately 66% of Margo's outstanding common stock in favor of the Transaction. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the Transaction.

On October 19, 2000, the Company signed an amendment to its merger agreement with iTract. The amendment modifies the termination provisions to extend from October 14, 2000 to December 31, 2000, the date on which the merger agreement may be terminated by either party, if the merger has not occurred, subject to a 60-day extension if the registration statement relating to the merger has not been declared effective by the SEC and the parties are using their best efforts to cause such effectiveness.

The amendment also provides that any amounts required to be paid by Margo to dissenting shareholders exercising appraisal rights in connection with the merger will not be considered in determining whether Margo has complied with the requirement that it have at least $5 million in cash and cash equivalents and not be subject to liabilities exceeding $10,000 in the aggregate at the time of the merger. The amendment also provides that if more than ten percent of Margo's shareholders exercise their dissenters' rights, iTract may terminate the merger without any liability.

The amendment also provides that if the merger is consummated, iTract will pay the legal and accounting fees of the Company incurred after July 1, 2000, in connection with the merger up to $250,000, which shall not constitute liabilities of the Company under the merger agreement. In addition, the amendment provides that if the Company pays any such expenses, the requirement that the Company have at least $5 million in cash and cash equivalents at the effective time of the merger will be reduced by the amount of any such payments.

Concurrently with the execution of this amendment, the Company and Empresas Margo, Inc. ("Empresas Margo") have entered into an amendment to their agreement for the sale of the Company's subsidiaries to Empresas Margo extending the date on which either party may terminate the agreement from October 15, 2000 to December 31, 2000, subject to a 60-day extension if the iTract merger agreement has not been consummated and the parties using their best efforts to consummate the merger.

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

The discontinued operations components of amounts reflected in the financial statements are as follows:

Consolidated Balance Sheet Data

                          September 30, 2000   December 31, 1999
                          ------------------   -----------------
Investments                  $   500,000         $   500,000
Accounts receivable, net       1,063,662           1,101,722
Inventories                    3,740,734           3,108,408
Prepaid expenses and
 other current assets            227,280             263,447
Property and equipment, net    1,684,977           1,902,863
Due from shareholder             410,114             290,226
Notes receivable                 542,915             542,915
Other assets                     177,357             124,808
Notes payable                 (1,600,000)         (1,100,000)
Accounts payable and
 accrued expenses             (1,127,160)           (995,067)
Accrual for loss on
 disposition of
 discontinued
 operations                   (1,107,310)                 --
Deferred revenues                     --            (111,885)
Long-term debt                  (366,447)           (468,253)
                             -----------         -----------
  Net assets of discontinued
    operations               $ 4,146,122         $ 5,159,184
                             ===========         ===========

Consolidated Statement of Operations Data

            Three Months ended September 30,      Nine Months ended September 30,
            --------------------------------      -------------------------------
                 2000              1999               2000               1999
              ----------        ----------          ----------        ----------
Net sales     $1,632,205        $1,586,927          $6,108,481        $4,584,454
              ==========        ==========          ==========        ==========

A) Inventories

At September 30, 2000 and December 31, 1999, inventories included the following:

       Description                      2000              1999
--------------------------          ----------        ----------
Plant material                      $2,860,477        $2,417,102
Lawn and garden products               518,989           485,017
Raw materials and supplies             361,268           206,289
                                    ----------        ----------
                                    $3,740,734        $3,108,408

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

Altec is in default with the modified repayment terms. As a result of the unfavorable collection experience, as well as the difficulties of operating in the Dominican Republic, the Company wrote down the carrying value of the note to $20,000.

At September 30, 2000 and December 31, 1999, notes receivable included the following:

           Description                  2000              1999
--------------------------------      --------          --------
Note receivable from Altec            $ 20,000          $ 20,000

8% mortgage note, collateralized
 by land in South Florida, with
 interest payments due monthly
 and principal due in ballon
 payment on November 28, 2000          475,000           475,000

10% note, collateralized by
 real property                          26,331            26,331

8% notes, due on demand,
 personally guaranteed by
 Company personnel                      21,584            21,584
                                      --------          --------
                                      $542,915          $542,915
                                      ========          ========

C) Property and Equipment

At September 30, 2000 and December 31, 1999, property and equipment included the following:

        Description                      2000              1999
---------------------------          ----------        ----------
Leasehold improvements               $1,301,865        $1,609,137
Equipment and fixtures                1,430,421         1,534,280
Transportation equipment                403,461           326,422
Real estate property                    224,327           224,327
                                     ----------        ----------
                                      3,360,074         3,694,166
Less accumulated depreciation
 and amortization                    (1,675,097)       (1,791,303)
                                     ----------        ----------
                                     $1,684,977        $1,902,863
                                     ==========        ==========

Note 5 - Income (loss) per Common Share

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

The amounts used in calculating earnings (loss) per share data are as follows:

                            Three Months ended September 30,  Nine Months ended September 30,
                            --------------------------------  -------------------------------
                                   2000           1999              2000             1999
                                ---------     -----------       -----------      -----------
Net income (loss) and
 income (loss) from
 discontinued operations        $      --     $   215,316       $(1,386,621)     $   265,228
                                =========     ===========       ===========      ===========
Weighted average shares
 outstanding:

        Basic                   1,882,322       1,875,322         1,882,322        1,875,322
                                =========     ===========       ===========      ===========
    Plus incremental shares
     from assumed exercise
     of stock options                  --          13,702                --            9,726
                                ---------     -----------       -----------      -----------

        Diluted                 1,882,322       1,889,024         1,882,322        1,885,048
                                =========     ===========       ===========      ===========

For the nine months ended September 30, 2000, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 6 - Supplemental Disclosures for the Condensed Consolidated Statements of Cash Flows

a) Non-Cash Investing Activities

         During the nine months ended September 30, 2000, fully depreciated equipment amounting to $166,820 was written off. The Company also transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, in connection with a commitment made by the shareholder regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

         During the nine months ended September 30, 1999, fully depreciated equipment amounting to $443,569 was written off, and equipment with a cost of $66,109 and a book value of $43,459 was sold at a gain of $16,451.

b) Other cash Flow Transactions

         Other cash flow transactions for the nine months ended September 30, 2000 and 1999, include interest payments of approximately $89,500 and $36,400, respectively. There were no income tax payments for the nine months ended September 30, 2000 and 1999.

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

See Note 4 to the accompanying condensed consolidated financial statements for more information regarding the proposed transaction with iTract.

To the extent the proposed transaction with iTract is consumated, the Company will cease being engaged in its current nursery and related businesses and would be engaged in providing internet based marketing services.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

For the three months ended September 30, 2000, the Company did not report results of operations, since the net loss of approximately $207,000 (including merger related expenses of approximately $50,000) incurred during this period was charged to an accrual recorded as of June 30, 2000. Under generally accepted accounting principles, in connection with the proposed merger with iTract LLC, the Company was required to create an accrual equal to the estimated losses from the disposition of its operations together with estimated losses from operations through the expected closing date of the transaction. For the three months ended September 30, 1999, the Company had income from discontinued operations of approximately $215,000, or $.11 per share.

During the nine months ended September 30, 2000, the Company incurred a net loss of approximately $1,387,000, or $.74 per share, compared to net income of approximately $265,000 for the same period in 1999, or $.14 per share.

The Company's net loss for the nine months ended September 30, 2000 had two components; i)loss from discontinued operations of approximately $72,000, or $.04 per share, and ii)the loss on disposition of the discontinued operations of approximately $1,315,000, or $.70 per share. The loss from discontinued operations of $72,000 represents actual results of operations for the six months ended June 30, 2000 (results of operations for the period from July 1, 2000 to September 30, 2000 were charged to the liability established at June 30, 2000). The loss on the disposition of discontinued operations includes a provision for loss on the sale of the operating businesses of approximately $1,190,000 and a provision for operating losses of $125,000 during the period through the date of disposal. For the same nine month period in 1999 the Company had net income from discontinued operations of approximately $50,000. For more information on the components of discontinued operations, refer to Note 4 to the consolidated financial statements herein.

FINANCIAL CONDITION

The Company's financial condition at September 30, 2000 shows a decrease in total assets of approximately $1,367,000 when compared to December 31, 1999. This decrease in total assets is the direct result of the loss on the disposition of discontinued operations of $1,315,000 included as part of net assets of discontinued operations. At September 30, 2000, the Company had a liability with an outstanding balance of approximately $1,107,000 as an accrual for the loss on the disposition of discontinued operations, including the estimated results of operations for the period through the date of disposal.

Stockholders' equity at September 30, 2000 decreased due to results of discontinued operations for the nine month period. There were no dividends declared during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company issued 7,000 shares of common stock in connection with the exercise of stock options.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             (10.1) Amendment to Agreement and Plan of Merger with iTract, LLC
                    (incorporated by reference to same exhibit number in the Company's Current Report on Form 8-K dated October 20,
                    2000).

             (27)   Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K.

             The Company filed the following Reports on Form 8-K during the quarter ended September 30, 2000:

             (i)  Current report on Form 8-K dated July 7, 2000, reporting under
                  Item 5 "Other Events", execution of stock purchase agreement with Empresas Margo.

             (ii) Current report on Form 8-K dated October 20, 2000, reporting under Item 5 " Other Events", amendment of Agreement and Plan of Merger with iTract, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGO CARIBE, INC.

Date:  November 14, 2000            By: /s/ Michael J. Spector
                                    ----------------------------
                                        Michael J. Spector,
                                        President and Chief
                                        Executive Officer

Date:  November 14, 2000            By: /s/ Alfonso Ortega
                                    ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------
    27           Financial Data Schedule