Form 10-K
period 2000-12-31
MARGO CARIBE INC
filed 2001-04-02
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  X     No ___
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $1,936,920 based on the last sales price of $3.00 per share on March 27, 2001 and 645,640 shares held by non-affiliates.

The registrant had 1,882,322 shares of common stock, $.001 par value, outstanding as of March 27, 2001.

                               MARGO CARIBE, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I
- ------

ITEM 1.   BUSINESS................................................................    1

ITEM 2.   PROPERTIES..............................................................    8

ITEM 3.   LEGAL PROCEEDINGS.......................................................   10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................   10

PART II
- -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS................................................................   11

ITEM 6.   SELECTED FINANCIAL DATA.................................................   12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION....................................................   14

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............   21

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................   21

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...................................................   21

PART III
- --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................   22

ITEM 11.  EXECUTIVE COMPENSATION..................................................   24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........   26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................   28

PART IV
- -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........   30

                                     PART I
                                     ------

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
- --------------------------

     This report contains certain "forward looking statements" concerning the Company's economic future performance. The words "expect", "anticipate" and similar expressions are meant to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, natural disasters, competitive and regulatory factors and legislative changes, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL
- -------

     The principal business of Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") is the production and distribution of a wide range of both indoor and outdoor tropical foliage and flowering plants, the sale and distribution of lawn and garden products as well as landscaping design and installation services. The Company is also engaged in obtaining development permits on a new site for the development of a residential housing project.

TERMINATION OF MERGER AGREEMENT WITH iTRACT, LLC
- ------------------------------------------------

     On April 11, 2000, the Company entered into an agreement (the "iTract Merger Agreement") to merge with iTract, LLC, a privately held developmental stage internet company. The iTract Merger Agreement provided for the sale of all the operating assets (subsidiaries) prior to the consummation of the merger. Accordingly, on June 30, 2000, the Company entered into an agreement with Empresas Margo, a wholly-owned company of Michael J. Spector (the principal shareholder of the Company) to sell all of its assets. Because several of the conditions necessary for the merger to proceed did not occur by the agreed upon date of March 1, 2001, the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to continue with the transaction and on March 5, 2001, voted to terminate the iTract Merger Agreement. The Company also terminated the agreement with Empresas Margo.

     Following the termination of the iTract Merger Agreement, the Company will continue to focus on expanding and developing its existing businesses.

PRINCIPAL OPERATIONS
- --------------------

     During 2000 and 1999, the Company conducted operations in the Commonwealth of Puerto Rico ("Puerto Rico"). These operations are described below.

Puerto Rico Operations
- ----------------------

     The Company's operations are conducted at a 92 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 92 acre farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Main Nursery Farm" herein. The 13 acre facility in the Municipality of Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

     The Company's operations in Puerto Rico include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Flora, Inc. ("Margo Flora"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Margo Development Corporation ("Margo Development"), and Garrochales Construction and Development Corporation ("Garrochales Construction"), all Puerto Rico corporations.

     Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In Vega Alta, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. In Barranquitas, Nursery Farms (operating as Margo Flora) produces orchids, bromeliads, anthuriums, spathiphylum, poincettias and other interior potted plants. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean.

     As a bona fide agricultural enterprise, both Nursery Farms and Margo Flora enjoy a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

     Landscaping provides landscaping, maintenance and design services to commercial, industrial and residential customers in Puerto Rico and the Caribbean.

     Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products as well as DEROMA Italian terracotta pottery for Puerto Rico and the Caribbean. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico.

     Rain Forest is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

     Margo Development and Garrochales Construction have been engaged in obtaining development permits on a new site for the development of a residential housing project in the municipality of Arecibo, Puerto Rico.

Production
- ----------

     The Company's plants are propagated by using cuttings, plugs, liners, air layers, seeds and tissue cultures. Cuttings are obtained from the Company's own stock plants and from other nurseries for grow-out at the Company's facilities. The newly planted cuttings take from two months to five years to mature into finished products, depending on the variety. Bedding plants and annuals take from four to eight weeks to mature.

     The Company's products are either field grown or container grown, depending on the variety of plants and where they are grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Company produces both field and container grown material, as well as flowering, bedding plants and hanging baskets.

Marketing
- ---------

     The Company's marketing efforts are primarily directed at customers throughout Puerto Rico and the Caribbean.

     The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean.
The Company targets construction and government projects which require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as The Home Depot, Wal*Mart Stores, Sam's Club and Kmart), the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 2000 and 1999, the Company's two largest customers accounted for approximately 30% and 26% of the Company's net sales, respectively. The first customer (The Home Depot) accounted for 17% in 2000 and 14% in 1999, and the second customer (Wal*Mart Stores) accounted for 13% in 2000 and 12% in 1999 of the Company's net sales.

     During 1998, the Company's single largest customer, Masso Expo (formerly Builders Square) accounted for approximately 13% of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

Financial Information Relating to Industry Segments
- ---------------------------------------------------

     The Company has three reportable segments identified by line of business: the production and marketing of tropical and flowering plants, the sale of related lawn and garden products and the provision of landscaping services. The following table sets forth sales for industry segments for the years ended December 31, 2000, 1999 and 1998. The information is provided after the elimination of intercompany transactions.

                                             2000     1999     1998
                                             ----     ----     ----
                                              (Amounts in 000's)
                                               ----------------
         Plants                             $3,827   $3,781   $3,019
         Lawn and garden products            2,104    1,120      862
         Landscaping                         2,372    1,300    1,468
                                            ------   ------   ------
                                            $8,303   $6,201   $5,349
                                            ======   ======   ======

     Certain financial information concerning industry segments is set forth in
Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 21 to the Company's Consolidated Financial Statements included as Item 8 to this Annual Report on Form 10-K.

Trade Names and Trademark
- -------------------------

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

Competition
- -----------

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

Seasonality
- -----------

     The demand for plants in Puerto Rico is year round, with increased demand during spring, late fall and winter.

Working Capital Requirements of the Industry
- --------------------------------------------

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

Employees
- ---------

     At December 31, 2000, the Company had 179 full time employees, of which 159 were directly involved in nursery production activities, and 20 in sales, accounting and administration. None of its employees are represented by a union.

Government Regulation
- ---------------------

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

Natural Hazards
- ---------------

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of March 15, 2001,the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverages during the past three years, and no assurance can be given that the Company will be able to obtain such insurance coverages in the foreseeable future.

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

FUTURE OPERATIONS
- -----------------

     Following the termination of the iTract Merger Agreement, the Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. The Company's Board of Directors has determined that these operations present the Company's most attractive opportunities for the near future. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region.

     The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. As of December 31,
                             ----------------
2000, Home Depot had opened three stores in Puerto Rico. During 2000, Masso Expo (a former competitor of Home Depot) sold their stores to Home Depot. These stores have been closed for remodeling. Four of the six Masso Expo's locations are expected to open as Home Depots during the Company's third and fourth quarters of 2001.

     During the third quarter of 1999, the Company became the largest supplier of live goods (plant material) to Wal*Mart Stores, which presently has nine stores throughout Puerto Rico and will open a new "super center" during the second quarter of 2001.

     During the second quarter of 2000, the Company commenced sales of plant material and lawn and garden products to Sam's Club, which has six stores throughout Puerto Rico. The Company intends to continue servicing Sam's Club during 2001.

     The Company increased sales to Kmart in Puerto Rico during the first quarter of 2001. Kmart has 24 stores throughout Puerto Rico and 2 stores in the U.S. Virgin Islands, and is promoting its garden centers' sales with the Company's plant material as well as lawn and garden products.

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

     During the first quarter of 2001, the Company commenced the landscaping of a large commercial shopping center for approximately $586,000, and is presently concluding a landscaping project at another shopping center. The Company continues to pursue other large projects for 2001 and beyond.

     On December 13, 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is currently in the process of surveying this property, in order to prepare a master development plan, as well as obtaining initial development permits for future development.

PUERTO RICO TAXES
- -----------------

     The Company's operations of lawn and garden products as well as landscaping services are fully taxable and subject to Puerto Rico income, property, municipal and other taxes.

     The Company's nursery operations are covered under the Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (Act. No. 225 of December 1, 1995, as amended) which provides a 90% tax exemption for income derived from "bonafide" agricultural activities within Puerto Rico, including sales within and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act defines "bona fide agricultural activity" to include the nursery business. The Act became effective for taxable years commencing on or after December 1, 1995.

     Rain Forest obtained a grant of tax exemption for its manufacturing operations from the Puerto Rico Government under the Tax Incentives Act of 1987. The grant provides a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes. The grant is for a period of 15 years, commencing January 1, 1997.

ITEM 2.  PROPERTIES

     During 2000, the Company conducted its operations from nursery facilities located in Puerto Rico.

Vega Alta Nursery Facility
- --------------------------

     The Company leases a 92 acre nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. The facility, which includes the Company's corporate offices, consists of approximately 1,130,000 square feet of shadehouses, propagation and mist facilities, as well as a 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, as well as a home for a field supervisor.

     The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are officers, directors and the major shareholders of the Company, pursuant to a lease agreement dated January 1, 1993. Under the lease, the Company is required to pay rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay $1,000 per month. The lease is scheduled to terminate on December 31, 2002, but the Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007.

     On January 1, 1994, the lease agreement was amended to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal or purchase options for this tract of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to such parcel as of the date of termination. Effective February 1, 2000, the lease agreement with respect to the 27 acre parcel terminated. During March 2001, the Spectors paid the unamortized value ($45,384) of said improvements to the Company.

     During the years ended December 31, 2000 and 1999, total lease payments to the Spectors amounted to approximately $290,000 and $309,000, respectively (not including the monthly payments for the option referred to above).

  The Vega Alta facility is subject to a mortgage securing a $1 million line of credit facility of the Company with a local commercial bank. The Vega Alta facility is also subject to a mortgage securing a personal line of credit of Michael J. Spector.

Barranquitas Nursery Facility
- -----------------------------

  Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the first year of the initial term of the lease, monthly payments amount to $4,500. During the remaining four years of the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option. For the years ended December 31, 2000 and 1999, total lease payments amounted to $60,000.

New Vega Alta Facility
- ----------------------

  On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Government of the Commonwealth of Puerto Rico). The two parcels are adjacent to each other, have a total capacity of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. Lease payments amount to $33,625 per year. For the years ended December 31, 2000 and 1999, lease payments amounted to approximately $34,000 and $25,000, respectively. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term.

Land held for Future Development
- --------------------------------

  On December 13, 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is currently in the process of surveying this property, in order to prepare a master development plan, as well as obtaining initial development permits for future development.

ITEM 3. LEGAL PROCEEDINGS

  In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of shareholders on December 21, 2000. At this meeting, shareholders were asked to vote on two proposals. Quorum at the meeting was obtained with 1,487,129 shares or 79% of the 1,882,322 total outstanding common shares represented in person or by proxy at the meeting. The proposals, together with the voting results were as follows:

                                                                     Broker
Proposal                                  For     Against  Abstain  Non-Votes
- -------------------------------------  ---------  -------  -------  ---------
1. Election of five Directors
    (each of the following nominees
      received the same number of
      votes: Michael J. Spector
      Margaret D. Spector, Blas
      Ferraiuoli, Frederick Moss
      and Michael Rubin)               1,486,929      200        0          0

2. Ratification of Deloitte &
     Touche, LLP as external
      auditors                         1,487,129        0        0          0

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

  The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 2000 and 1999. The last reported sales price for the Common Stock on March 27, 2001 was $3.00 per share.


                                                 2000                             1999
                                       --------------------------      -------------------------
                       Quarter:            High          Low               High           Low
                       --------        ------------  ------------      -----------  ------------
                       First           $29 1/2         $2 3/10         $  4           $ 2 1/16
                       Second           29              8                 3 1/2         2 1/16
                       Third             9 3/4          5 1/2             3 1/4         2 3/16
                       Fourth            5 1/2          1 3/4             2 7/8         1 15/16

  There were approximately 63 holders of record of the common stock as of December 31, 2000. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners.

  On February 27, 1998, the Company purchased 20,000 shares of common stock at a cost of $47,500. As of March 27, 2001, the Company had 1,882,322 shares of common stock outstanding.

  The Company did not pay any dividends on its common stock during 2000 or 1999. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain selected consolidated financial data for Margo Caribe, Inc. on a historical basis, for each of the five years ended December 31, 2000. The selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Consolidated Financial Statements.

                                            ---------------------------------------
                                              MARGO CARIBE, INC. AND SUBSIDIARIES
                                            ---------------------------------------
                                                    Selected Financial Data
                                                                                  Years Ended December 31,
                                                            -------------------------------------------------------------------
Earnings Statement Data:                                       2000          1999          1998          1997          1996
                                                            -----------   -----------  ------------  -----------   ------------
   Net sales                                                $ 8,302,810    $6,201,233   $ 5,349,244   $ 6,548,912   $ 6,108,865
   Gross profit                                               2,134,463     2,230,111     1,726,173     1,365,335     2,137,340
   Selling, general and administrative expenses               2,583,012     2,395,350     2,122,976     2,604,106     2,130,114
   Income (loss) from operations                               (448,549)     (165,239)     (396,803)   (1,238,771)        7,226
   Loss before income tax provision                          (1,022,733)     (127,867)   (1,112,837)     (750,534)     (553,722)
   Net loss                                                  (1,022,733)     (127,867)   (1,112,837)     (750,534)     (577,214)
   Net loss per common share - basic and diluted                  ($.54)        ($.07)        ($.59)        ($.40)        ($.30)
   Weighted average number of common shares outstanding       1,881,440     1,875,322     1,878,655     1,895,322     1,895,322

Balance Sheet Data:
   Working capital                                          $ 2,290,314    $4,306,446   $ 3,396,453   $ 4,151,894   $ 4,113,799
   Total assets                                               9,375,396     8,916,981     7,990,208     8,952,088    10,396,211
   Long-term debt (excluding current portion)                   239,482       338,597        85,880       252,883       427,078
   Stockholders' equity                                       5,238,888     6,241,776     6,369,643     7,529,980     8,271,350

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
- --------

     The Company entered into an agreement to merge with iTract, LLC, a privately held development stage internet company. Certain conditions for the Company's obligation to proceed with the merger were not met as of March 1, 2001, and the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to proceed with the transaction. The merger called for the sale of the Company's operating businesses and effective June 30, 2000, the Company presented its assets, liabilities, results of operations and cash flows as discontinued operations. The Company has decided to continue to focus on expanding and developing its existing business, and the agreement for the sale of the Company's operating businesses has also been terminated. As a result, the Company has changed the presentation of its assets, liabilities, results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 from discontinued operations to continuing operations.

  For the year ended December 31, 2000, the Company incurred a consolidated net loss of approximately $1,023,000, compared to a net loss of $128,000 and $1,113,000 in 1999 and 1998, respectively. These amounts represent a consolidated net loss per common share of $.54, $.07 and $.59 for 2000, 1999 and 1998, respectively.

  The Company's net loss for the year ended December 31, 2000 was principally due to the write off of unsalable inventory to cost of sales, with an approximate net carrying amount of $439,000, resulting in a loss from operations of approximately $449,000. This loss from operations was further increased by non-recurring expenses related to the terminated iTract Merger Agreement of approximately $553,000, charged as other expenses.

  The Company's net loss for the year ended December 31, 1999, was due to an operating loss of approximately $165,000, which was offset by other income of $37,000. The operating loss for the year ended December 31, 1999 was principally due to an increase in selling, general and administrative expenses incurred during that year.

  The Company's net loss for the year ended December 31, 1998 was due to three unrelated events experienced during that year. The first of these events was a decrease in sales of approximately $1.2 million (when compared to 1997), which precluded additional gross profit to absorb selling, general and administrative expenses. The second and third events were non-operational in nature. These included the write-down of approximately $202,000 to the carrying value of a note receivable and a loss of $609,000 as a result of damages caused by Hurricane Georges on September 21, 1998.

  The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. However, as of March 15, 2001, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories nor business interruption coverage for its operations. The Company intends to continue to seek to obtain crop insurance and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverages during the past three years and no assurance can be given that the Company will be successful in obtaining such coverages in the foreseeable future.

RESULTS OF OPERATIONS
- ---------------------

Sales
- -----

  Consolidated net sales for the year ended December 31, 2000 were approximately $8,303,000, representing an increase of 34% over sales of $6,201,000 in 1999. The increase in sales for 2000 was principally due to an increase in the sales volume of landscaping services ($1,072,000), and an increase in sales of lawn and garden products ($984,000) to chain stores such as The Home Depot, Wal*Mart and Sam's Club, with Rain Forest products representing the major increase. Sales of plant material only increased marginally during 2000.

  Consolidated net sales for the year ended December 31, 1999 were approximately $6,201,000, representing an increase of 16% over sales of $5,349,000 in 1998. The increase in sales for 1999 was principally due to the result of increased sales to chain stores, as well as a sales contract of mature trees with the Municipality of San Juan. Increases included sales of both plant material ($762,000) and lawn and garden products ($258,000). Sales of landscaping services decreased by $168,000 due to higher volume of post-Hurricane Georges services performed during the fourth quarter of 1998.

Gross Profits
- -------------

  The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.


                                                                        Years ended December 31,
                                                                     ---------------------------------
                                                                      2000          1999          1998
                                                                     -----         -----         -----
Net sales                                                            100.0%        100.0%        100.0%
Cost of sales                                                         74.3          64.0          67.8
                                                                     -----         -----         -----
Gross profit                                                          25.7          36.0          32.2
Selling, general and administrative expenses                          31.1          38.6          39.7
                                                                     -----         -----         -----
Loss from operations                                                  (5.4)         (2.6)         (7.5)
Interest income (expense), net                                         (.4)           .9           1.2
Other income (expenses),  net                                         (6.5)          (.4)        (14.5)
                                                                     -----         -----         -----
Loss before income tax provision                                     (12.3)         (2.1)        (20.8)
Income tax provision                                                     -             -             -
                                                                     -----         -----         -----
Net loss                                                             (12.3)         (2.1)        (20.8)
                                                                     =====         =====         =====

  The table above reflects that consolidated gross profits as a percentage of net sales were approximately 26%, 36%, and 32%, for the years ended December 31, 2000, 1999 and 1998, respectively.

  The Company's consolidated gross profit for the year ended December 31, 2000 was 26% compared to 36% for 1999, representing an overall decrease of 10%. This decrease in gross profit was spread among all business segments. Gross profit from sales of plant material during 2000 was approximately 25% compared to 37% in 1999. This decrease resulted from significant charges to cost of sales during the year from storage and maintenance of unsalable inventory, as well as a year-end write-off of unsalable inventory with a net carrying amount of approximately $283,000 charged to cost of sales. Gross profit from sales of lawn and garden products during 2000 was approximately 31% compared to 38% for 1999. This decrease was also due to a year-end write-off of unsalable inventory of approximately $156,000. Gross profit from landscaping services also decreased in 2000 to 22% from 25% in 1999. This 3% decrease in gross profit during 2000 was due to a low gross profit from a project which accounted for 26% of landscaping revenues for 2000.

  The Company's consolidated gross profit for the year ended December 31, 1999 was 36% compared to 32% for 1998, representing an increase of 4%. During 1999, gross profit increased in all business segments, except for landscaping services. Gross profit from sales of plant material for 1999 was approximately 37% compared to 32% in 1998. This increase of 5% was due to higher margins under various sales contracts during 1999, as well as sales of plant material during the Christmas season. Gross profit from sales of lawn and garden products was approximately 38% for 1999, compared to 36% in 1998. This increase of 2% was due to higher sales volume of Rain Forest products during 1999. Gross profit from sales of landscaping services was approximately 25% for 1999 compared to 30% in 1998. This decrease of 5% experienced during 1999 was directly related to an unfavorable performance on a specific project during 1999.

Selling, General and Administrative Expenses
- --------------------------------------------

  The Company's selling, general and administrative expenses ("SG&A) for 2000 were approximately $2,583,000 compared to $2,395,000 in 1999, representing an increase of 8% in dollar terms, and a decrease of 8% as a percentage of sales. The increase in SG&A (in dollar terms) for 2000 was due to increases in shipping, selling and landscaping costs and expenses, principally from increased sales volume in lawn and garden products and landscaping services.

  The Company's SG&A for 1999 were approximately $2,395,000 compared to $2,123,000 in 1998, representing an increase of 13% in dollar terms and a decrease of 1% as a percentage of sales (due to increased sales in 1999). The increase in SG&A (in dollar terms) for 1999 was due to increases in shipping and selling costs (principally salaries) as well as administrative salaries, a portion of which were classified as clean up and debris removal in 1998, as a result of the damages caused by Hurricane Georges.

Other Income and Expense
- ------------------------

  Other expenses for the year ended December 31, 2000 were approximately $574,000 compared other income of $37,000 for 1999. The increase in other expenses for 2000 was principally related to merger related expenses of $553,000 in connection with the terminated iTract Merger Agreement.

  Interest income for the year ended December 31, 2000 remained comparable to that of 1999, as a result of similar investments yielding similar interest income.

  Interest expense for the year ended December 31, 2000 increased by approximately $94,000 to that of 1999 due to increased borrowings of notes payable to finance terminated merger plan expenses, as well as to finance on a short-term basis the acquisition of land held for future development.

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

Hurricane Georges
- -----------------

  On September 21, 1998, Hurricane Georges struck Puerto Rico. Total property written down as a result of the damages caused to the Company's wooden and fabricated steel structures at both of the Company's locations had a book value of approximately $171,000 at December 31, 1998. The Company had also incurred expenses of approximately $696,000 in connection with clean-up, restoration and debris removal at both locations as of December 31, 1998.

  The Company's inventory of plant material sustained significant damages as a result of damage and destruction to shadehouses at both Company locations. Inventory destroyed at both of the Company's locations as of December 31, 1998 had a net realizable value of approximately $362,000. As of December 31, 1998, the Company had received approximately $620,000 from its insurers for property damages, for a loss of $609,000 from the damages caused by the hurricane.

  During 1999, the Company received an assistance payment of $12,880 from the Farm Service Agency of the United States Department of Agriculture for debris removal from damages caused by the hurricane.

  The Puerto Rico Department of Agriculture has committed to provide assistance to bona-fide agricultural enterprises for damages caused by the hurricane. At December 31, 1999, the Puerto Rico Department of Agriculture had approved $111,885 in assistance, subject to the formalization of an agreement, which among other things requires the facility to be operated as a nursery farm for a minimum period of ten years from the date of the signing. Accordingly, the Company recorded a receivable and a deferred revenue to account for the assistance at December 31, 1999. During 2000, as a result of a dispute with the lessor of the leased property, the Company was not able to formalize the agreement referred to above and therefore reversed the amounts previously recorded (without any effect on results of operations).

Write Down of Note Receivable
- -----------------------------

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

  The borrower did not comply with any of the modified repayment terms. As a result, during the fourth quarter of 1999, the Company wrote down the carrying value of the note to $20,000, and included the $80,000 charge as an other expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

FINANCIAL CONDITION
- -------------------

     At December 31, 2000, the Company had cash of approximately $973,000 and short term investments of $500,000, compared to cash of $1,083,000 and short term investments of $500,000 at December 31, 1999. The decrease in cash at December 31, 2000 was principally due to cash flows from financing activities of $1,250,000, offset by cash outflows from operating activities ($600,000), and other cash outflows from investing activities (including purchases of property and equipment and the acquisition of land for future development of $1,241,000). At December 31, 2000, the Company's current ratio was 1.6 to 1 as compared to
2.9 to 1 at December 31, 1999.

     The overall increase in total liabilities at December 31, 2000 (principally notes payable) was due to the acquisition of land for future development and the financing of the terminated merger plan expenses. As a result, the Company's debt to equity ratio at December 31, 2000 was 79%, compared to 43% at December 31, 1999.

     Stockholders' equity at December 31, 2000 decreased principally due to results of operations for the year. During the year ended December 31, 2000, the Company issued 7,000 shares of common stock in connection with the conversion of stock options. There were no dividends declared during the year ended December 31, 1999.

CURRENT LIQUIDITY AND CAPITAL RESOURCES
- ---------------------------------------

     The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital from cash flows from operations as well as borrowings under two lines of credit with two local commercial banks. The Company currently has available $2 million of credit under these facilities, of which approximately $545,000 were available at December 31, 2000.

SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
- --------------------------------------

     During the fourth quarter of 2000, the Company wrote off unsalable inventory with an approximate carrying value of $439,000, which were charged to cost of sales.

     During the third quarter of 1999, the Company recorded $150,000 in revenues based on estimates of amounts to be received in hurricane assistance payments from the Puerto Rico Department of Agriculture. During the fourth quarter, the Company was informed by the Puerto Rico Department of Agriculture that the actual amount to be received in assistance payments was approximately $112,000. Moreover, the Department of Agriculture informed the Company that the receipt of the payments would be subject to an agreement that its nursery farm subsidiary would remain operating as an agricultural business for ten years. Failure to meet this requirement could result in all or a portion of the amount received as assistance payments being required to be repaid to the Department of Agriculture. On the basis of this new information, during the fourth quarter of 1999, the Company took a charge against earnings of $150,000 to reverse the revenue previously recognized during the third quarter of 1999 and recorded a receivable and a deferred revenue of approximately $112,000 as of December 31, 1999. During 2000, as a result of a dispute with the lessor of the leased property, the Company was not able to formalize the agreement referred to above and therefore reversed the amounts previously recorded as receivable and deferred revenue.

     During the fourth quarter of 1999, the Company also recorded a charge of to earnings of $80,000 to write down the carrying value of a note receivable from $100,000 to $20,000, see "Write Down of Note Receivable".

INFLATION
- ---------

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

RISK MANAGEMENT
- ---------------

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests.
The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2000, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverage during the past three years and no assurance can be given that the Company will be able to obtain such insurance coverages in the foreseeable future.

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 15, 2001. The background and experience of these persons are summarized in the paragraphs following the table.

Name (Age at March 15, 2001)                       Positions with the Company
- ----------------------------                       --------------------------
Michael J. Spector (54)              Chairman of the Board, Chief Executive Officer and Director
Margaret D. Spector (49)             Secretary and Director
Blas R. Ferraiuoli (56)              Director
Frederick D. Moss (72)               Director
Michael A. Rubin (58)                Director
J. Fernando Rodriguez (37)           President and Chief Operating Officer
Alfonso A. Ortega (47)               Vice President, Treasurer and Chief Financial Officer
Rene Llerandi (41)                   Vice President - Marketing

     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

Background of Officers and Directors
- ------------------------------------

     Set forth below is a summary of the background of each person who was an officer or director of the Company as of March 15, 2001.

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

     MR. FERRAIUOLI was elected a director of the Company in 1988 and continues to hold that position. Mr. Ferraiuoli practices civil, corporate and administrative law in his own law firm since June 1994.

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

     MR. RODRIGUEZ commenced as President and Chief Operating Officer on March 5, 2001. From March 1995 to March 2000, Mr. Rodriguez served as executive vice president of Retail Banking for Banco Santander Puerto Rico.

     MR. ORTEGA currently serves as the Vice President, Treasurer and Chief Financial Officer of the Company. He has held this position since he joined the Company in January 1993.

     MR. LLERANDI currently serves as Vice President of Marketing. He has held this position since April 1993. He joined the Company in 1988 as Sales Manager for Puerto Rico.

Section 16(a) Beneficial Ownership Reporting Compliance
- -------------------------------------------------------

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 2000. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that each of Blas R. Ferraiuoli, Frederick D. Moss, Michael Rubin and Margaret D. Spector failed to timely file two reports each, related to receipt of stock options.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
- --------------------------

  The following table sets forth information regarding compensation of the Company's chief executive officer during each of the three years ended December 31, 2000, 1999 and 1998. No other executive officer of the Company earned more than $100,000 during 2000.

                                            Annual Compensation
                                            -------------------
                                                                         Number of
      Name of Individual and                                           Stock Options        Other Annual
     Position with the Company                   Salary      Bonus      Granted/(2)/        Compensation
     -------------------------                   -----       -----     --------------       ------------
Michael J. Spector                   2000      $104,000      $   -          2,500             $8,000/(1)/
  Chairman,  Chief Executive         1999       104,000          -          2,500              8,000
   Officer and Director              1998       104,000          -          2,500              8,000

(1) Represents matching contribution under the Company's Salary Deferral Retirement Plan.
(2) Includes 2,500 options granted to Mrs. Spector for each of 1998, 1999 and 2000.

Compensation of Directors
- -------------------------

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

     During 2000, Messrs. Ferraiuoli, Moss, Rubin and Mrs. Spector each received options to acquire 2,500 shares of Common Stock at an exercise price of $1.75 ($1.93 for Mrs. Spector), expiring on December 22, 2010, in accordance with the 1998 Plan.

Grant of Stock Options
- ----------------------

     No stock options were granted to Mr. Michael J. Spector during the year ended December 31, 2000. However, the table below provides certain information regarding stock options granted to Mrs. Margaret D. Spector as discussed above, which for SEC reporting purposes, Mr. Spector is deemed to beneficially own.

                                                                                         Potential realizable
                                                                                           value at assumed
                                                                                         annual rates of stock
                                                                                          price appreciation
                                                                                            for option term
                                                                                          ------------------
                           # of shares      % of total
                            underlying       options
                             options        granted in      Exercise Price     Expiration
        Name               granted/(2)/     Fiscal Year     ($/share)/(3)/        Date       5%         10%
- ------------------------   ------------     -----------     --------------     ----------   ---         ---
Michael J. Spector/(1)/       2,500             25%              $1.93          12-22-10   $2,300     $6,500

(1)  Represents options to acquire 2,500 shares granted to Margaret D. Spector.
(2) Options become exercisable at the rate of 20% on the first, second, third, fourth and fifth anniversary of the grant date.
(3) The exercise price is based on the last sales price (at 110%) for the Company's common stock on December 22, 2000, the date of grant.

Options Exercised During 2000 and Option Values at December 31, 2000
- --------------------------------------------------------------------

  The following table sets information on outstanding options held by the Company's chief executive officer and their value at December 31, 2000. There were no exercises of options during 2000. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 31, 2000, the last day the common stock traded during 2000.

                                                                 Number of Shares                   Value of Unexercised
                                                                    Underlying                          In-The-Money
                                                                Unexercised Options                      Options at
                                                                    at 12/31/00                      At 12/31/00 (1)(2)
                                                          ------------------------------      ------------------------------
                              Shares
                             Acquired        Value
          Name             On Exercise      Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
          ----             -----------      --------      -----------      -------------      -----------      -------------
Michael J. Spector/(1)/         -              -             35,500             9,500             $230               $345

_______________
(1) Includes 15,000 options held by Margaret D. Spector, the wife of Michael J. Spector.
(2) Based on the last sales price of $1..88 per share on December 29, 2000, and an exercise price of $3.16, $3.44, $1.65 and $2.75 for 20,000, 14,000, 1,000
    and 500 exercisable options, respectively, and an exercise price of $3.44 , $1.65, $2.75 and $1.93 for 3,500, 1,500, 2,000 and 2,500 of unexercisable options, respectively.

Employment Contracts
- --------------------

     The Company does not have an employment contract with Michael J. Spector.

     During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees of Margo Caribe, Inc. who are at least 21 years of age and have completed one year of service. Under the terms of the retirement plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the year ended December 31, 2000, the Company paid approximately $50,000 representing the matching contributions under the retirement plan for all participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, as of March 15, 2001, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                           Security Ownership as of March 15, 2001
                           ---------------------------------------
                Name
                ----
     (Position with the Company)        Amount Beneficialy Owned/(1)/   Percent of Class/(1)/
     ---------------------------        -----------------------------   ---------------------
Michael J. Spector                               1,281,682/(2)/                66.5%
(Executive Officer and Director)

Margaret D. Spector                              1,281,682/(2)/                66.5%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Executive Officer and Director)

J. Morton Davis                                    185,249/(3)/                 9.8%
D.H. Blair Holdings, Inc.
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Frederick D. Moss (Director)                        22,500                      1.2%

Blas R. Ferraiuoli (Director)                       12,500                    /(4)/

Michael A. Rubin (Director)                         13,000                    /(4)/

All Executive Officers and                       1,354,482/(1)/                69.0%
Directors as a Group
(7 persons)

____________________
(1) For each person or group, includes the number of shares of common stock the named person(s) has the right to acquire upon exercise of stock options within 60 days of March 15, 2001, as shown below:
           - Michael J. Spector and Margaret D. Spector       * 45,000 shares
           - Frederick D. Moss                                *  1,500 shares
           - Blas Ferraiuoli                                  *  8,500 shares
           - Michael A. Rubin                                 *  5,500 shares
           - All Executive Officers and Directors, as a group * 79,900 shares

(2) Includes 939,394 shares held directly by Mr. Spector and 297,288 shares held by Mrs. Spector. Also includes stock options to acquire 30,000 and 15,000 shares held by Mr. Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 184,149 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis and of 1,100 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G dated February 9, 1995, as amended, filed with the Securities and Exchange Commission.

(4)  Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amount due from/to Principal Shareholder
- ----------------------------------------

     In connection with the settlement of litigation with the Company's former principal lender ("the Bank"), on May 29, 1996 the Company advanced $340,158 on behalf of Michael J. Spector, which was the portion of the settlement that corresponded to claims made by the Bank against Mr. Spector in his individual capacity. This amount was reduced by $66,506 that was due to Mr. Spector in connection with the purchase in 1996 of a residence from a partnership controlled by Mr. Spector. During 1997, the Company charged Mr. Spector for certain expenses paid on his behalf. During March 1998, the amount owed by Mr. Spector was converted into a non-interest bearing note due on March 2001. During March 2001, this note was renewed for an additional period of one year. At December 31, 2000 and 1999, Mr. Spector owed the Company $394,269 and $290,226, respectively.

Lease and Option to Purchase Main Nursery Farm
- ----------------------------------------------

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

     Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for $1,750 per month. The lease terms for this additional tract did not include renewal or purchase options. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination. This agreement terminated effective February 1, 2000. See "Item 2
- - Properties." During March 2001, the Spectors repaid $45,384, representing the unamortized value of said improvements.

Certain Other Relationships
- ---------------------------

     During 2000, the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

Investment by Michael J. Spector in International Commerce Exchange Systems,
- ----------------------------------------------------------------------------
Inc.
- ----

     On February 24, 2000, Michael J. Spector together with another major shareholder of the Company, made a $2.0 million loan to International Commerce Exchange Systems, Inc. ("ICES"), the indirect parent company of itract, LLC ("iTract"). The loan bears interest at 1% over Prime Rate and was payable in a single balloon payment on the closing date of the merger of the Company with iTract. Pursuant to its terms, the loan is convertible into common stock of ICES since the itract, LLC Merger Agreement has been terminated. For more information regarding the iTract transaction, see Part 1, Item 1. Business - "Termination of Merger Agreement with itract, LLC".

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report.

     (1) Financial Statements.

         The information called for by this subsection of Item 14 is set forth in the Financial Statements and Independent Auditors' Report, beginning on page F-2 of this Form 10-K. The index to Financial Statements is set forth on page F-1 of this Form 10-K.

     (2) Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts is included on page F-31 of this Form 10-K. All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits.

Exhibit
 Number                                    Description
                                           -----------

 (a)(1)       Financial Statements and Financial Statement Schedules.
              ------------------------------------------------------
  and
 (a)(2)
              The information called for by this section of Item 14 is set forth in the Financial Statements and Auditor's Report beginning on page F-2 of this Form 10-K. The index to Financial Statements and Schedules is set forth on page F-1 of this Form 10-K.

 (a)(3)       Exhibits. The Exhibits set forth in the following Index of the
              --------
              Exhibits are filed as a part of this report:

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

 (3)(a) Certificate of Incorporation as currently in effect (incorporated by reference to same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 (3)(b) Certificate of Amendment dated May 29, 1998 to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K dated June 1, 1998)

 (3)(c) By-Laws as of January 1, 1998(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

              (b) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed April 15, 1994:

                   (i) First Amendment to Lease Agreement dated January 1, 1994 between the Company and the Spectors.

              (c) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

                   (i) Loan Commitment Agreement, dated December 15, 1994 between Puerto Rico Farm Credit ACA and the Company.

              (d) Material contract incorporated by reference from Form 8-K dated November 28, 1997:

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

                   (v) Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.

                   (vi) Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.

                   (vii)  Stock Option Agreement, dated July 9, 1993, with Blas
                          R. Ferraiuoli.

                   (viii) Stock Option Agreement, dated August 9, 1996, with
                          Margaret D. Spector.

              (f) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998:

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

              (g) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999:

                   (i) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority.

                   (ii) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority.

              (h) Material Contracts incorporated by reference from the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000:

                   (i) Agreement and Plan of Merger, dated April 11, 2000, by and among Margo Caribe, Inc., iTract Acquisition Company, LLC, iTract, Inc., itract, LLC and International Commerce Exchange Systems, Inc.

              (i) Material Contract incorporated by referene from the Company's Current Report on Form 8-K dated June 30, 2000, filed July 7, 2000.

                   (i) Stock Purchase Agreement, dated as of June 30, 2000, between Margo Caribe, Inc. and Empresas Margo, Inc.

              (j) Material Contract incorporated by reference from the Company's Current Report on Form 8-K dated October 20, 2000, filed October 20, 2000.

                   (i) Amendment to Agreement and Plan of Merger with itract, LLC.

              (k)  Material contract filed herewith:

                   (i) Line of Credit Agreement with Westernbank dated August 11, 2000.

 (21)         List of Registrant's Subsidiaries (filed herewith)

 (23)         Consent of Deloitte & Touche.

(b)       Reports on Form 8-K.
          --------------------

            (i) Current Report on Form 8-K ("Form 8-K") dated October 20, 2000, reporting under Item 5 - "Other Items", the execution of an amendment to the Agreement and Plan of Merger with itract, LLC

            (ii) Form 8-K dated March 5, 2001, reporting under Item 5, "Other Items" the termination of the Agreement and Plan of Merger with itract, LLC.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2001                  By:   /s/ Michael J. Spector, President
                                             ----------------------------------
                                              Michael J. Spector, Chairman of
                                           the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated:  March 27, 2001                   By:    /s/ Michael J. Spector
                                            --------------------------
                                            Michael J. Spector, Chairman
                                      of the Board and Chief Executive Officer

Dated:  March 27, 2001                   By:    /s/ Margaret D. Spector
                                            ---------------------------
                                           Margaret D. Spector, Director

Dated:  March 27, 2001                   By:     /s/ Blas  R. Ferraiuoli
                                            ----------------------------
                                            Blas R. Ferraiuoli, Director

Dated:  March 27, 2001                   By:   /s/ Michael A. Rubin
                                            --------------------------
                                            Michael A. Rubin, Director

Dated:  March 27, 2001                   By:   /s/ Frederick D. Moss
                                            ------------------------
                                           Frederick D. Moss, Director

Dated:  March 27, 2001                   By:  /s/ J. Fernando Rodriguez
                                              -------------------------
                                                 J. Fernando Rodriguez
                                                  President and Chief
                                                   Operating Officer

Dated:  March 27, 2001                   By:    /s/ Alfonso A. Ortega
                                            -------------------------
                                             Alfonso A. Ortega Perez,
                                            Vice President, Treasurer,
                                               Chief Financial and
                                                Accounting Officer

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                      For the year ended December 31, 2000

                      MARGO CARIBE, INC.  AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      For the year ended December 31, 2000

                                                                            Page
                                                                        -------------
Independent Auditors' Report                                                 F-2

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

Schedules
- ---------

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 23, 2001

Stamp No. 1703294
affixed to original.

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                             2000            1999
                                                          ----------      ----------
Current Assets:
  Cash and equivalents                                    $  973,061      $1,082,592
  Short term investments                                     500,000         500,000
  Accounts receivable, net                                 1,235,706       1,101,722
  Inventories                                              3,170,074       3,108,408
  Current portion of notes receivable                              -         475,000
  Prepaid expenses                                           308,499         263,447
                                                          ----------      ----------
     Total current assets                                  6,187,340       6,531,169

Property and equipment, net                                1,676,158       1,902,863
Land held for future development                             988,485               -
Due from shareholder                                         394,269         290,226
Notes receivable, net of current portion                      60,754          67,915
Other assets and other current assets                         68,390         124,808
                                                          ----------      ----------

     Total assets                                         $9,375,396      $8,916,981
                                                          ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                       $  103,403      $  129,656
  Notes payable                                            2,455,500       1,100,000
  Accounts payable                                         1,138,979         812,672
  Accrued expenses                                           199,144         182,395
                                                          ----------      ----------
     Total current liabilities                             3,897,026       2,224,723

Deferred revenue                                                   -         111,885
Long-term debt, net of current portion                       239,482         338,597
                                                          ----------      ----------
     Total liabilities                                     4,136,508       2,675,205
                                                          ----------      ----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                            -               -
  Common stock, $.001 par value; 10,000,000
    shares authorized, 1,922,122 and 1,915,122
    shares issued, 1,882,322 and 1,875,322
    shares outstanding in 2000 and 1999,
    respectively                                               1,922           1,915
  Additional paid-in capital                               4,657,544       4,637,706
  Retained earnings                                          675,710       1,698,443
  Treasury stock, 39,800 common shares, at cost              (96,288)        (96,288)
                                                          ----------      ----------
     Total shareholders' equity                            5,238,888       6,241,776
                                                          ----------      ----------

     Total liabilities and shareholders' equity           $9,375,396      $8,916,981
                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended December 31, 2000, 1999, 1998

                                                       2000              1999               1998
                                                    -----------        ----------        -----------
Net sales                                           $ 8,302,810        $6,201,233        $ 5,349,244

Cost of sales                                         6,168,347         3,971,122          3,623,071
                                                    -----------        ----------        -----------

   Gross profit                                       2,134,463         2,230,111          1,726,173

Selling, general and administrative expenses          2,583,012         2,395,350          2,122,976
                                                    -----------        ----------        -----------

   Loss from operations                                (448,549)         (165,239)          (396,803)
                                                    -----------        ----------        -----------

Other income (expense):
   Interest income                                      104,214           105,914            122,683
   Interest expense                                    (140,431)          (46,876)           (62,020)
   Write-down of note receivable                              -           (80,000)          (201,621)
   Recovery (loss) from damages
     caused by Hurricane Georges,
     net of insurance proceeds                                -            12,880           (609,009)
   Terminated merger plan expenses                     (553,101)                -                  -
   Other income                                          15,134            45,454             33,933
                                                    -----------        ----------        -----------

     Total other income (expense)                      (574,184)           37,372           (716,034)
                                                    -----------        ----------        -----------

Net loss                                            $(1,022,733)       $ (127,867)       $(1,112,837)
                                                    ===========        ==========        ===========

Basic and diluted loss per common share             $      (.54)       $     (.07)       $      (.59)
                                                    ===========        ==========        ===========

See accompanying notes to consolidated financial statements.

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998


                                      Outstanding
                                         Common        Common   Additional
                                         Stock          Stock     Paid-in        Retained        Treasury
                                         Shares        Amount     Capital        Earnings          Stock         Total
                                         ------        ------     -------        --------          -----         -----
Balance at December 31, 1997             1,895,322     $1,915    $4,637,706     $ 2,939,147      $(48,788)     $ 7,529,980
Acquisition of treasury
  stock, at cost                           (20,000)         -             -               -       (47,500)         (47,500)
Net loss                                         -          -             -      (1,112,837)            -       (1,112,837)
                                         ---------     ------    ----------     -----------      --------      -----------
Balance at December 31, 1998             1,875,322      1,915     4,637,706       1,826,310       (96,288)       6,369,643
Net loss                                         -          -             -        (127,867)            -         (127,867)
                                         ---------     ------    ----------     -----------      --------      -----------
Balance at December 31, 1999             1,875,322      1,915     4,637,706       1,698,443       (96,288)       6,241,776
Issuance of common stock from
  conversion of stock options                7,000          7        19,838               -             -           19,845
Net loss                                         -          -             -      (1,022,733)            -       (1,022,733)
                                         ---------     ------    ----------     -----------      --------      -----------
Balance at December 31, 2000             1,882,322     $1,922    $4,657,544     $   675,710      $(96,288)     $ 5,238,888
                                         =========     ======    ==========     ===========      ========      ===========

See accompanying notes to consolidated financial statements.

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2000, 1999 and 1998


                                                                  2000            1999             1998
                                                                  ----            ----             ----
Cash flows operating activities:
Net loss                                                      $(1,022,733)     $ (127,867)     $(1,112,837)
Adjustments to reconcile net loss to net
  Cash provided by (used in) operating activities:
    Depreciation and amortization                                 434,176         543,165          527,791
    Write-down of note receivable                                       -          80,000          201,621
    Write-off of unsaleable inventory                             439,000               -                -
    Loss on disposal of property and equipment
      related to Hurricane Georges                                      -               -          171,039
    Provision for bad debts                                        41,289          86,000           35,900
    Gain on sale of equipment                                           -         (16,451)               -
  Changes in assets and liabilities affecting cash
    flows from operating activities:
      Accounts receivable                                        (175,273)        152,735         (213,523)
      Inventories                                                (500,666)       (844,036)         173,756
      Prepaid expenses                                            (45,052)        (72,643)         (89,012)
      Advances from (to) shareholder                              (58,659)              -            1,255
      Other assets                                                 56,418         (71,176)           5,279
      Accounts payable                                            214,422         147,532          276,822
      Accrued expenses                                             16,749         (28,682)          46,812
                                                              -----------      ----------      -----------
Net cash provided by (used in) operating activities              (600,329)       (151,423)          24,903
                                                              -----------      ----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                           (306,977)       (394,688)        (374,034)
   Proceeds from sale of equipment                                      -          59,910                -
   Acquisition of land for future development                    (934,363)              -                -
   Increase in notes receivable                                         -          (5,611)               -
   Collection of notes receivable                                 482,161           3,109           40,000
                                                              -----------      ----------      -----------
Net cash used in investing activities                            (759,179)       (337,280)        (334,034)
                                                              -----------      ----------      -----------

Cash flows from financing activities:
   Increase in notes payable                                    1,355,500         600,000                -
   Acquisition of treasury stock                                        -               -          (47,500)
   Issuance of common stock from conversion
     of stock options                                              19,845               -                -
   Proceeds from long-term debt                                         -         395,418                -
   Repayments of long-term debt                                  (125,368)       (171,513)        (126,229)
                                                              -----------      ----------      -----------
Net cash provided by (used in) financing activities             1,249,977         823,905         (173,729)
                                                              -----------      ----------      -----------

Net increase (decrease) in cash and equivalents                  (109,531)        335,202         (482,860)
Cash and equivalents at beginning of year                       1,082,592         747,390        1,230,250
                                                              -----------      ----------      -----------
Cash and equivalents at end of year                           $   973,061      $1,082,592      $   747,390
                                                              ===========      ==========      ===========

See accompanying notes to consolidated financial statements.

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 and 1998

Note 1 - Business and Summary of Significant Accounting Policies
- ----------------------------------------------------------------

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

As discussed in Note 22, on April 11, 2000, the Company entered into an agreement to merge with iTract, LLC, a privately held development stage internet company. Certain conditions for the Company's obligation to proceed with the merger were not met as of March 1, 2001, and the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to proceed with the transaction. The merger called for the sale of the Company's operating businesses and effective June 30, 2000, the Company presented its assets, liabilities, results of operations and cash flows as discontinued operations. The Company has decided to continue to focus on expanding and developing its existing business, and the agreement for the sale of the Company's operating businesses has also been terminated. As a result, the Company has changed the presentation of its assets, liabilities, results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 from discontinued operations to continuing operations. The provision for loss on disposition of discontinued operations recorded on June 30, 2000 (with an original balance of approximately $1.3 million) was reversed as a result of the termination of the merger agreement. The accompanying consolidated statement of operations for the year ended December 31, 2000 includes all expenses incurred (approximately $553,000) in connection with the terminated merger agreement.

(a)  Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include the financial statements of Margo Caribe, Inc. (the holding company) and its wholly-owned subsidiaries, Margo Nursery Farms, Inc., Margo Flora, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc., Garrochales Construction and Development Corporation and Margo Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)  Cash Equivalents
     ----------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents. At December 31, 2000 and 1999, cash and equivalents include $500,000 invested in a certificate of deposit bearing interest at 5.35% and 5.3%, respectively, which has been pledged as collateral for notes payable (refer to Note 9).

(c)  Inventories
     -----------

Inventory of plant material includes the cost of seeds, cuttings, pots, soil, chemicals, fertilizers, direct labor and an allocation of overhead costs such as depreciation and rent, among others. Inventories of plant material are stated at the lower of cost (first-in, first-out) or market. Inventories of lawn and garden products are stated at the lower of average cost of market.

(d)  Property and Equipment and Related Depreciation and Amortization
     ----------------------------------------------------------------

Property and equipment are carried at acquisition cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets on a straight-line basis. Such useful lives range from four to twenty years. Land held for future development is stated at cost.

The Company considers depreciation of certain facilities and equipment as a direct cost of production of inventory. As inventory is sold, such cost is charged to cost of sales.

(e)  Revenue Recognition
     -------------------

The Company recognizes sales of foliage and lawn and garden products upon shipment from its facilities to customers. Revenues from landscaping services are recognized as plants are installed at the customers' facilities.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The conformity of its revenue recognition policy with SAB No. 101 did not have a significant effect on the Company's results of operations or financial condition.

(f)  Derivatives and Hedging Activities
     ----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 until January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and such related matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS

No. 133 for decisions made by the FASB related to the Derivatives Implementation Group process.

The adoption of SFAS No. 133 and 138 will not have any effect on the Company's results of operations or financial condition.

(g)  Income Tax
     ----------

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

Rain Forest Products Group, Inc.'s operations are covered under the Puerto Rico Industrial Tax Incentives Act of 1987 ("the Act"). Under the Act, the Company has a 90% tax exemption on income and property taxes and a 60% exemption on municipal taxes for a period of fifteen years, commencing January 1, 1997.

(h)  Loss per Common Share
     ---------------------

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

(i)  Fair Value of Financial Instruments
     -----------------------------------

The amounts included in the consolidated financial statements for cash and equivalents, short term investments, accounts receivable, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 5 and 10.

(j)  Impairment of Long-Lived Assets
     -------------------------------

The carrying value of property and equipment is evaluated periodically for recoverability when considered in relation to the expected future undiscounted cash flows of the underlying business over the estimated remaining useful life of the asset.

(k)  Accounting for Stock-Based Compensation Plans
     ---------------------------------------------

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

(l)  Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that are estimated to be uncollectible based on evaluations of collectibility and prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

The Company has a deferred tax asset of approximately $876,000 which is offset in full by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if future income increases.

Note 2 - Inventories
- --------------------

At December 31, 2000 and 1999, inventories comprised the following:


     Description                2000        1999
- ---------------------------  ----------  ----------
Plant material               $2,556,984  $2,417,102
Lawn and garden products        250,135     485,017
Raw material and supplies       362,955     206,289
                             ----------  ----------

                             $3,170,074  $3,108,408
                             ==========  ==========

Note 3 - Accounts Receivable
- ----------------------------

At December 31, 2000 and 1999, accounts receivable comprised the following:

      Description                       2000        1999
- --------------------------------       ----------   ----------

Trade receivables                      $1,312,179   $1,054,120
Hurricane assistance (Note 11)                  -      111,885
Government reimbursement                   55,000       50,000
Accrued interest                            9,590       13,823
Employee advances                           7,024       12,180
Other accounts receivable                  16,913       17,714
                                       ----------   ----------
                                        1,400,706    1,259,722
Less allowance for doubtful
  accounts                               (165,000)    (158,000)
                                       ----------   ----------

                                       $1,235,706   $1,101,722
                                       ==========   ==========

Note 4 - Short Term Investments
- -------------------------------

At December 31, 2000 and 1999, short term investments consisted of a $500,000 certificate of deposit bearing interest at 6.5% and 5.4%, respectively, which was pledged as collateral for notes payable (refer to Note 9).

Note 5 - Notes Receivable
- -------------------------

At December 31, 2000 and 1999, notes receivable comprised the following:

      Description                                         2000          1999
- -----------------------------------------------         -------       ---------
Note receivable from the sale of a former
 Dominican Republic subsidiary, with an
 original balance of $997,000 written down
 due to unfavorable collection experience               $20,000       $  20,000

8% mortgage note, collateralized by land
 in South Florida with interest payments
 due monthly and principal due in a balloon
 payment on November 28, 2000 (refer to
 Note 16(a))                                                  -         475,000

10% note, collateralized by real
 property                                                26,331          26,331

Non-interest bearing notes, due on demand,
 personally guaranteed by present
 Company personnel                                       14,423          21,584
                                                        -------       ---------
                                                         60,754         542,915
Less current portion                                          -        (475,000)
                                                        -------       ---------
                                                        $60,754       $  67,915
                                                        =======       =========

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral.

Note 6 - Property and Equipment
- -------------------------------

At December 31, 2000 and 1999, property and equipment comprised the following:

                                     2000           1999
                                     ----           ----

Leasehold improvements           $ 1,338,304   $ 1,609,137
Equipment and fixtures             1,443,925     1,534,280
Transportation equipment             442,189       326,422
Real estate property                 224,327       224,327
                                 -----------   -----------
                                   3,448,745     3,694,166
Less accumulated depreciation
 and amortization                 (1,772,587)   (1,791,303)
                                 -----------   -----------

                                 $ 1,676,158   $ 1,902,863
                                 ===========   ===========

During the years ended December 31, 2000, 1999 and 1998, depreciation expense charged to production was approximately $261,000, $293,000, and $276,000, respectively.

Note 7 - Land Held for Future Development
- -----------------------------------------

During December 2000, the Company exercised an outstanding option and purchased approximately 109 acres of land in Barceloneta, Puerto Rico at a total cost of approximately $988,000. The Company intends to develop this land into residential homes.

Note 8 - Due from Shareholder
- -----------------------------

At December 31, 2000 and 1999, amounts due from shareholder principally arise from the settlement of litigation with the Company's former principal lender as well as other advances of $108,731 made by the Company on his behalf as of December 31, 2000, of which approximately $45,000 were repaid during March 2001. In March 1998, the Company's major shareholder signed a non-interest bearing note due in March 2001 for $285,538 of the outstanding balance. During March 2001, this note was renewed for an additional period of one year.

Note 9 - Notes Payable
- ----------------------

At December 31, 2000 and 1999, the Company had short-term borrowings with various commercial banks in Puerto Rico, comprised of the following:

        Description                         2000          1999
- -----------------------------------         ----          ----

Unsecured commercial line of credit
 of $1 million, bearing interest at
 2% over Libor rate (6.45% at
 December 31,2000) due in July 2001        $  600,000     $100,000

Commercial line of credit of $1 million,
 bearing interest at 1.8% over Libor
 rate (6.45% at December 31,2000)due in
 August 2001, personally guaranteed
 by the Company's principal shareholder
 and collateralized by the 92 acre
 facility leased to the Company (see
 Note 16(a))                                  855,500            -

Note payable, collateralized by cash
 equivalent invested in a certifi-
 cate of deposit, bearing interest
 at 1% over interest earned by the
 certificate (6.5% at December 31,
 2000)due on demand                           500,000      500,000

Note payable, collateralized by short
 term borrowings invested in a
 certificate of deposit, bearing
 interest at 1% over interest earned
 by the certificate (5.35% at
 December 31, 2000)due on demand              500,000      500,000
                                           ----------   ----------
                                           $2,455,500   $1,100,000
                                           ==========   ==========

Note 10 - Long-Term Debt
- ------------------------

At December 31, 2000 and 1999, long-term debt comprised the following:

                 Description                 2000     1999
- ------------------------------------         ----     ----

Five-year term loans, bearing interest
 at 2% over Libor rate (6.45% at
 December 31, 2000), payable in
 quarterly installments of $19,781,
 through December 2004                 $ 318,610   $ 395,418

Five-year term loans, variable
 interest rate, 8.50% and 8.25%
 at December 31, 2000 and 1999,
 respectively, payable in quarterly
 installments of approximately
 $8,000 through October 2001,
 including interest. The loans are
 collateralized by transportation
 and farm equipment                       24,275      72,835
                                       ----------  ---------

                                         342,885     468,253
Less current portion                    (103,403)   (129,656)
                                       ---------   ---------

Long-term debt                         $ 239,482   $ 338,597
                                       =========   =========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt are as follows:

                    Year Ending
                    December 31,          Amount
                    ------------          ------

                       2001              $103,403
                       2002                79,128
                       2003                79,128
                       2004                81,226
                                         --------
                                         $342,885
                                         ========

The Company's debt agreements contain various covenants, which among other things, require the Company meet certain debt to asset ratios and minimum working capital. At December 31, 2000 and 1999, the Company was in compliance with such covenants.

Note 11 - Hurricane Georges
- ---------------------------

On September 21, 1998, Puerto Rico was struck by Hurricane Georges, a category 3 hurricane on the Saffir/Simpson scale. The hurricane severely damaged a portion of the Company's facilities (shadehouses) and inventory of plant material.

For the year ended December 31, 1998, as a result of the damages caused by the hurricane, the Company recorded the following loss:

            Description                                    Amount
- -------------------------------------------              -----------

Inventory damaged or destroyed                           $  361,767
Restoration, clean-up and debris removal                    696,373
Net carrying value of property destroyed                    171,039
                                                         ----------
                                                          1,229,179
Less:  Proceeds from insurance claims                      (620,170)
                                                         ----------

Loss from damages caused by the hurricane                $  609,009
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

The Puerto Rico Department of Agriculture has committed to provide assistance to bona-fide agricultural enterprises for damages caused by the hurricane at a leased property. At December 31, 1999, the Puerto Rico Department of Agriculture had approved $111,885 in assistance, subject to the formalization of an agreement, which among other things requires the facility to be operated as a nursery farm for a minimum period of ten years from the date of signing. Accordingly, the Company recorded a receivable and a deferred revenue to account for the assistance at December 31, 1999.

During 2000, as a result of a dispute with the lessor of the leased property, the Company was not able to formalize the agreement referred to above and, therefore, reversed the amounts previously recorded.

Note 12 - Income Taxes
- ----------------------

The Company provides for income taxes using the applicable statutory tax rates in the Commonwealth of Puerto Rico.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico statutory income tax rate of 39% to loss before income tax provision:

                                      2000          1999        1998
                                   ---------      --------    ---------
Income tax benefit computed by
 applying tax rate                 $(398,865)     $(49,870)   $(434,005)

(Increase) decrease in income
  tax benefit resulting from:
  Puerto Rico tax exemption          248,909       (66,519)     334,951

     Increase in valuation
     allowances                      149,956       116,389       99,054
                                   ---------      --------    ---------
                                   $       -      $      -    $       -
                                   =========      ========    =========

Deferred income taxes, prior to the valuation allowance, were recognized in the consolidated balance sheet at December 31, 2000 and 1999 due to the tax effect of temporary differences and loss carryforwards as follows:

                                       2000        1999
                                       ----        ----
Deferred tax assets:
- --------------------

Net operating loss carryforwards    $ 877,237   $ 603,048

Valuation allowance for accounts
  receivable                           (1,392)      5,371
                                    ---------   ---------

                                      875,845     608,419
Less valuation allowance             (875,845)   (608,419)
                                    ---------   ---------

Net deferred tax asset              $       -   $       -
                                    =========   =========

Note 13 - Loss Per Common Share
- -------------------------------

Basic and diluted loss per common share for the years ended December 31, 2000, 1999 and 1998 were determined as follows:

Basic loss per common share:          2000        1999         1998
- ---------------------------        ---------   -----------   ----------

Net loss available to common
 shareholders                      $(1,022,733)  $  (127,867)  $(1,112,837)
                                   ===========   ===========   ===========

Weighted average number of common
 shares outstanding                  1,881,440     1,875,322     1,878,655
                                   ===========   ===========   ===========

Basic loss per common share        $      (.54)  $      (.07)  $      (.59)
                                   ===========   ===========   ===========

Diluted loss per common share:
- ------------------------------

Net loss available to common
  shareholders                     $(1,022,733)  $  (127,867)  $(1,112,837)
                                   ===========   ===========   ===========

Weighted average number of
  common shares outstanding          1,881,440     1,875,322     1,878,655
Plus incremental shares from
assumed exercise of stock
 options                                     -             -             -
                                   -----------   -----------    ----------

Adjusted weighted average
 shares                              1,881,440     1,875,322     1,895,322
                                    ==========   ===========    ==========

Diluted loss per common share       $     (.54)  $      (.07)   $     (.59)
                                    ==========   ===========    ==========

For the years ended December 31, 2000, 1999 and 1998, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 14 - Commitments and Contingencies
- ---------------------------------------

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 15 - Shareholders' Equity
- ------------------------------

(a)  Preferred stock
     ---------------

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series.

(b)  Treasury Stock
     --------------

At December 31, 2000, the Company had 39,800 shares of common stock in treasury, of which 19,800 shares were acquired in 1988 at a cost of $48,788, and 20,000 shares were acquired in 1998 at a cost of $47,500.

Note 16 - Lease and Option Agreements
- -------------------------------------

(a)  Property in Vega Alta, Puerto Rico
     ----------------------------------

The primary Puerto Rico facility is leased from Michael J. Spector and Margaret
D. Spector (the "Spectors"), who are officers, directors and major shareholders of the Company.

Effective January 1, 1993, the Company entered into a lease agreement with the Spectors for an initial five year period at a monthly rental of $19,000. In addition, the Spectors have released the Company from responsibility from any claims arising from the Company's use of a defective fungicide in its operations at the nursery facility. Under the lease, the Company is required to make monthly lease payments of $24,000, pay all taxes on property, maintain certain insurance coverages and otherwise maintain and care for the property. The lease is scheduled to terminate on December 31, 2002, but the Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007.

Under the above lease agreement, the Company has the option to purchase the nursery facility at any time during the term of the lease, based on the property's appraised value. The Company pays $1,000 per month for this purchase option, which amount is expensed when paid.

Effective January 1, 1994, the Company amended the lease agreement with the Spectors to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal nor purchase options towards the additional 27 acres of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party may terminate this portion of the lease upon 30 days prior written notice. In connection with this lease amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001 for the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination. Effective February 1, 2000, the lease agreement with respect to the 27 acre parcel terminated. In March 2001, the Spectors paid the unamortized value of said improvements ($45,384) to the Company.

Total rental payments amounted to approximately $290,000 in 2000 and $309,000 in 1999 and 1998.

(b)  Property in Barranquitas, Puerto Rico
     -------------------------------------

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

Total rental payments amounted to $60,000 in 2000 and 1999 and $45,000 for the year ended December 31, 1998, as a result of a rent abatement of $15,000 due to damages caused by Hurricane Georges.

(c)  Other Properties in Vega Alta, Puerto Rico
     ------------------------------------------

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

During the initial term, total lease payments amount to $33,625 per year. During 2000 and 1999, lease payments amounted to $33,600 and $25,200, respectively. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term.

(d)  Aggregate Lease Obligations and Expenses
     ----------------------------------------

The Company's obligations under the above and other non-cancelable operating lease agreements in force at December 31, 2000, assuming the Company exercises its renewal option on the Barranquitas, Puerto Rico property and excluding the monthly payments for the purchase option previously mentioned, are as follows:

               Year ending                     Minimum
               December 31,                 Lease Payments
               ------------                 --------------
                  2001                        $  414,700
                  2002                           426,700
                  2003                           132,200
                  2004                            99,400
                  2005                            99,400
               Thereafter                        498,900
                                              ----------
                                              $1,671,300
                                              ==========

Total rental expense under all operating lease agreements amounted to approximately $403,000, $400,000 and $354,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 17 - Stock Option and Salary Deferral Plans
- ------------------------------------------------

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

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 1998, 1999 and 2000, and changes during the years ended on those dates, are as follows:

                                              Price per Share
                                              ---------------
                                                                 Weighted
                                                                  Average
              Description           Shares          Range          Price
- --------------------------------   --------    --------------      -----

Outstanding, January 1, 1998         86,250    $2.00 to $3.44      $3.12
Granted                              31,000     1.50 to  1.94       1.81
Exercised                                 -          -                 -
Forfeited                            (1,250)    2.00                2.00
                                    -------    --------------      -----
Outstanding, December 31, 1998      116,000     1.50 to  3.44       2.78
Granted                              20,000     2.25 to  2.75       2.41
Exercised                                 -           -                -
Forfeited                            (1,500)    1.94 to  3.13       2.73
                                    -------    --------------      -----
Outstanding, December 31, 1999      134,500     1.50 to  3.44       2.72
Granted                              10,000     1.75 to  1.93       1.80
Exercised                            (7,000)    1.50 to  3.13       2.84
Forfeited                            (2,000)    1.94 to  3.13       2.54
                                    -------    --------------      -----
Outstanding, December 31, 2000      135,500    $1.50 to $3.44      $2.65
                                    =======    ==============      =====

The following table summarizes information about stock options outstanding at December 31, 2000:

                                Options Outstanding                 Options Exercisable
                      ---------------------------------------    -------------------------
                                      Weighted
                                       Average       Weighted                    Weighted
                                      Remaining      Average                     Average
   Range of                          Contractual     Exercise                    Exercise
Exercise Price       Outstanding    Life (years)      Price      Exercisable       Price
- --------------       -----------    ------------      -----      -----------       -----
  $2.88 - $3.16          38,500             2.5       $3.03         38,500         $3.03
   3.13 -  3.44          38,000             5.6        3.27         30,100          3.27
   1.50 -  1.94          29,000             7.4        1.81         11,300          1.82
   2.25 -  2.75          20,000             8.4        2.41          4,000          2.41
   1.75 -  1.93          10,000            10.0        1.80              -             -
- ---------------         -------            ----       -----         ------         -----
  $1.50 - $3.44         135,500             5.8       $2.65         83,900         $2.92
===============         =======            ====       =====         ======         =====

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

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years old and have completed one year of service. The Company did not make any cash contributions to the retirement plan during 1998. For the year ended December 31, 2000 and 1999, the Company paid approximately $50,000 and $38,000 respectively, representing the matching contributions under the retirement plan for all participants.

Note 18 - Supplemental Disclosures for the Statements of Cash Flows
- -------------------------------------------------------------------

(a)  Non-Cash Investing Activities
     -----------------------------

During the year ended December 31, 2000, fully depreciated equipment amounting to $166,820 was written off. The Company also transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

During the year ended December 31, 1999, fully depreciated equipment with a cost of $454,877 was written off, and equipment with a cost of $66,129 and a book value of $43,459 was sold at a gain of $16,451. Also, during 1999, an account receivable and a deferred revenue in the amount of $111,885 were established in connection with certain government assistance. These amounts were reversed in 2000.

During the year ended December 31, 1998, the Company wrote off fully depreciated equipment with a cost of $505,070. Also during 1998, the Company wrote off leasehold improvements with a cost of $365,278 and a book value of $171,039, as a result of damages caused by Hurricane Georges.

(b)  Other Cash Flow Transactions
     ----------------------------

During the years ended December 31, 2000, 1999 and 1998, the Company made interest payments of approximately $134,000, $44,400, and $62,000, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company did not make any income tax payments.

Note 19 - Major Customers
- -------------------------

During 2000, the Company's two largest customers accounted for approximately 30% ($2,429,000) of the Company's net sales. The first customer accounted for 17% ($1,379,000) and the second customer accounted for 13% ($1,050,000) of the Company's net sales.

During 1999, the Company's two largest customers accounted for approximately 26% ($1,592,000) of the Company's net sales. The first customer accounted for 14% ($864,000) and the second customer accounted for 12% ($728,000) of the Company's net sales.

During 1998, the Company's single largest customer accounted for approximately 13% ($683,000) of the Company's net sales.

Note 20 - Significant Concentration of Risk
- -------------------------------------------

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2000, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

Note 21 - Segment Information
- -----------------------------

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

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities. At December 31, 2000, aside from the information presented below, the Company had $988,485 in assets pertaining to a new real estate development segment (which had not generated any revenues or expenses), of which $934,363 were acquired during 2000.

                                                               2000
                                      ----------------------------------------------------------
                                                    Lawn & Garden
                                         Plants       Products       Landscaping        Totals
                                      ----------------------------------------------------------
Revenue from external customers       $3,826,927     $2,104,065      $ 2,371,818     $ 8,302,810
Intersegment revenues                    332,364         34,819                -         367,183
Interest income                          104,214              -                -         104,214
Interest expense                         140,431              -                -         140,431
Depreciation and amortization            363,032         33,561           37,583         434,176
Segment loss                            (796,800)      (124,407)        (101,526)     (1,022,733)
Segment assets                         7,881,009        851,355          643,032       9,375,396
Expenditures for segment assets          306,977              -                -               -

                                                               1999
                                      ----------------------------------------------------------
                                                    Lawn & Garden
                                         Plants       Products       Landscaping        Totals
                                      ----------------------------------------------------------
Revenue from external customers       $3,780,645     $1,120,342      $ 1,300,246     $ 6,201,233
Intersegment revenues                    186,453         24,727                -         211,180
Interest income                          105,914              -                -         105,914
Interest expense                          46,876              -                -          46,876
Depreciation and amortization            444,765         33,868           64,532         543,165
Segment income (loss)                    167,844       (132,515)        (163,196)       (127,867)
Segment assets                         7,472,038        939,588          505,355       8,916,981
Expenditures for segment assets          296,380         53,015           45,293         394,688

                                                               1998
                                      ----------------------------------------------------------
                                                    Lawn & Garden
                                         Plants       Products       Landscaping        Totals
                                      ----------------------------------------------------------
Revenue from external customers       $3,019,406     $  862,050      $ 1,467,788     $ 5,349,244
Intersegment revenues                    247,785         26,736                -         274,521
Interest income                          122,683              -                -         122,683
Interest expense                          62,020              -                -          62,020
Depreciation and amortization            447,285         22,436           58,070         527,791
Segment loss                             899,698        142,692           70,447       1,112,837
Segment assets                         6,405,425        761,623          823,160       7,990,208
Expenditures for segment assets          374,034              -                -         374,034

Note 22 - Subsequent Event
- --------------------------

As discussed in Note 1, on March 1, 2001, the Company decided not to proceed with a proposed merger and the related sale of its operating businesses. As a result, the accompanying consolidated financial statements have been prepared using the continuing operations presentation.

                                                                     SCHEDULE II
                                                                     -----------

                      MARGO CARIBE, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 2000, 1999 and 1998

             Column A                   Column B               Column C              Column D       Column E
- ----------------------------------    ------------     ------------------------    ------------   ------------

                                         Balance       Charged to    Charged to
                                        Beginning      Costs and        Other                        Balance
               Description               Of Year        Expenses      Accounts      Deductions     End of Year
               -----------               -------        --------      --------      ----------     -----------
Year ended December 31, 2000:
  Allowance for doubtful accounts       $158,000        $41,300       $      -      $  (34,300)     $ 165,000
                                        ========        =======       ========      ==========      =========

Year ended December 31, 1999:
  Allowance for doubtful accounts       $123,700        $86,000       $      -      $  (51,700)     $ 158,000
                                        ========        =======       ========      ==========      =========

Year ended December 31, 1998:
  Allowance for doubtful accounts       $ 76,000        $35,900       $ 11,800      $        -      $ 123,700
                                        ========        =======       ========      ==========      =========

Exhibit
 Number                                    Description
                                           -----------

 (a)(1)       Financial Statements and Financial Statement Schedules.
              ------------------------------------------------------
  and
 (a)(2)
              The information called for by this section of Item 14 is set forth in the Financial Statements and Auditor's Report beginning on page F-2 of this Form 10-K. The index to Financial Statements and Schedules is set forth on page F-1 of this Form 10-K.

 (a)(3)       Exhibits. The Exhibits set forth in the following Index of the
              --------
              Exhibits are filed as a part of this report:

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

 (3)(a) Certificate of Incorporation as currently in effect (incorporated by reference to same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 (3)(b) Certificate of Amendment dated May 29, 1998 to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K dated June 1, 1998)

 (3)(c) By-Laws as of January 1, 1998(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

              (b) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed April 15, 1994:

                   (i) First Amendment to Lease Agreement dated January 1, 1994 between the Company and the Spectors.

              (c) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

                   (i) Loan Commitment Agreement, dated December 15, 1994 between Puerto Rico Farm Credit ACA and the Company.

              (d) Material contract incorporated by reference from Form 8-K dated November 28, 1997:

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

                   (v) Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.

                   (vi) Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.

                   (vii)  Stock Option Agreement, dated July 9, 1993, with Blas
                          R. Ferraiuoli.

                   (viii) Stock Option Agreement, dated August 9, 1996, with
                          Margaret D. Spector.

              (f) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998:

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

              (g) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999:

                   (i) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority.

                   (ii) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority.

              (h) Material Contracts incorporated by reference from the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000:

                   (i) Agreement and Plan of Merger, dated April 11, 2000, by and among Margo Caribe, Inc., iTract Acquisition Company, LLC, iTract, Inc., itract, LLC and International Commerce Exchange Systems, Inc.

              (i) Material Contract incorporated by referene from the Company's Current Report on Form 8-K dated June 30, 2000, filed July 7, 2000.

                   (i) Stock Purchase Agreement, dated as of June 30, 2000, between Margo Caribe, Inc. and Empresas Margo, Inc.

              (j) Material Contract incorporated by reference from the Company's Current Report on Form 8-K dated October 20, 2000, filed October 20, 2000.

                   (i) Amendment to Agreement and Plan of Merger with itract, LLC.

              (k)  Material contract filed herewith:

                   (i) Line of Credit Agreement with Westernbank dated August 11, 2000.

 (21)         List of Registrant's Subsidiaries (filed herewith)

 (23)         Consent of Deloitte & Touche.