Form 10-Q
period 2001-03-31
MARGO CARIBE INC
filed 2001-05-15
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001


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

                          YES    X       NO
                              -------       -------

The  registrant  had  1,882,322  shares  of  common  stock,   $.001  par  value,
outstanding as of May 14, 2001.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS



                                     PART I
                                     ------


                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------


          Condensed Consolidated Balance Sheets                               4

          Condensed Consolidated Statements of Operations                     5

          Condensed Consolidated Statement of Shareholders'
           Equity                                                             6

          Condensed Consolidated Statements of Cash Flows                     7

          Notes to Condensed Consolidated Financial
           Statements                                                         8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                              13
          -------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
           MARKET RISK                                                       18
           -----------


                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                   18
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               18
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     18
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                   18
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    18
         --------------------------------

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)


                                    ASSETS
                                    ------

                                                       2001           2000
                                                   -----------    -----------

Current assets:
  Cash and equivalents                             $   691,217    $   973,061
  Short-term investments                               500,000        500,000
  Accounts receivable, net                           1,358,895      1,235,706
  Inventories                                        3,353,753      3,170,074
  Prepaid expenses and other current assets            276,764        308,499
                                                   -----------    -----------

    Total current assets                             6,180,629      6,187,340

Property and equipment, net                          1,683,223      1,676,158
Due from shareholder                                   330,495        394,269
Land held for future development                       988,485        988,485
Notes receivable                                        65,753         60,754
Other assets                                            69,294         68,390
                                                   -----------    -----------

    Total assets                                   $ 9,317,879    $ 9,375,396
                                                   ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                $    77,522    $   103,403
  Notes payable                                      2,455,500      2,455,500
  Accounts payable                                   1,038,787      1,138,979
  Accrued expenses                                     196,356        199,144
                                                   -----------    -----------

    Total current liabilities                        3,768,165      3,897,026

Long-term debt                                         239,482        239,482
                                                   -----------    -----------

    Total liabilities                                4,007,647      4,136,508
                                                   -----------    -----------

Commitments and contingencies                             --             --

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                     --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,922,122 shares issued,
  and 1,882,322 shares outstanding                       1,922          1,922
 Additional paid-in capital                          4,657,544      4,657,544
 Retained earnings                                     747,054        675,710
 Treasury stock, 39,800 common shares,at cost          (96,288)       (96,288)
                                                   -----------    -----------

    Total shareholders' equity                       5,310,232      5,238,888
                                                   -----------    -----------

    Total liabilities and shareholders' equity     $ 9,317,879    $ 9,375,396
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                   2001          2000
                                               -----------    -----------

Net sales                                      $ 2,169,761    $ 2,107,556

Cost of sales                                    1,389,433      1,372,128
                                               -----------    -----------

    Gross profit                                   780,328        735,428

Selling, general and administrative expenses       692,654        608,404
                                               -----------    -----------

    Income from operations                          87,674        127,024
                                               -----------    -----------

Other income (expense):
  Interest income                                   14,986         28,155
  Interest expense                                 (32,717)       (26,240)
  Terminated merger expenses                          --         (157,281)
  Miscellaneous income                               1,401          9,109
                                               -----------    -----------

                                                   (16,330)      (146,257)
                                               -----------    -----------


Net income (loss)                              $    71,344    $   (19,233)
                                               ===========    ===========

Basic and diluted income (loss)
   per common share                            $      0.04    $     (0.01)
                                               ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                                        MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         Three Months ended March 31, 2001
                                                    (Unaudited)




                                   Common         Common       Additional
                                   stock          stock          paid-in       Retained       Treasury
                                   shares         amount         capital       earnings        stock           Total
                                 ----------     ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2000      1,882,322     $    1,922     $4,657,544     $  675,710     $  (96,288)     $5,238,888


Net income                             --             --             --           71,344           --            71,344
                                 ----------     ----------     ----------     ----------     ----------      ----------

Balance at March 31, 2001         1,882,322     $    1,922     $4,657,544     $  747,054     $  (96,288)     $5,310,232
                                 ==========     ==========     ==========     ==========     ==========      ==========



    See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                         2001           2000
                                                     -----------    -----------

Cash flows from operating activities:
-------------------------------------
  Net income (loss)                                  $    71,344    $   (19,233)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                        118,444        111,203
    Provision for uncollectible accounts receivable        6,000          6,000
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                               (129,189)      (355,518)
      Inventories                                       (183,679)       (11,826)
      Prepaid expenses and other current assets           31,735        (18,819)
      Other assets                                          (904)          --
      Due from shareholder                                63,774           --
      Accounts payable                                  (100,192)       (67,742)
      Accrued expenses                                    (2,788)       (15,836)
                                                     -----------    -----------


     Net cash used in operating activities              (125,455)      (371,771)
                                                     -----------    -----------

Cash flows from investing activities:
-------------------------------------
  Increase in notes receivable                            (4,999)          --
  Additions to property and equipment                   (125,509)       (40,577)
                                                     -----------    -----------


    Net cash used in investing activities               (130,508)       (40,577)
                                                     -----------    -----------

Cash flows from financing activities:
-------------------------------------
  Repayment of long-term debt                            (25,881)       (50,043)
  Issuance of common stock from conversion
    of stock options                                        --           19,845
                                                     -----------    -----------

     Net cash used in financing activities               (25,881)       (30,198)
                                                     -----------    -----------

Net decrease in cash and equivalents                    (281,844)      (442,546)
------------------------------------

Cash and equivalents at beginning of year                973,061      1,082,592
------------------------------------------           -----------    -----------

Cash and equivalents at end of period                $   691,217    $   640,046
--------------------------------------               ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1 - Basis of Presentation
------------------------------

These interim condensed consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively "the Company"), Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc., Margo Flora, Inc., Garrochales Construction and Development Corporation and Margo Development Corporation.

These interim condensed consolidated financial statements are unaudited, but include all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods covered. These statements have been prepared in accordance with the United States Securities and Exchange Commission's instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Note 2 - Use of Estimates in the Preparation of Financial Statements
--------------------------------------------------------------------

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility and prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.


Note 3 - Inventories
--------------------

At March 31, 2001 and December 31, 2000, inventories comprised the following:

       Description                       2001           2000
---------------------------           ----------     ----------
Plant material                        $2,639,969     $2,556,984
Lawn and garden products                 376,797        250,135
Raw materials and supplies               336,987        362,955
                                      ----------     ----------
                                      $3,353,753     $3,170,074
                                      ==========     ==========


Note 4 - Property and Equipment
-------------------------------

At March 31, 2001 and December 31, 2000 property and equipment consisted of the following:


           Description                      2001           2000
---------------------------------        ----------     ---------

Leasehold improvements                  $ 1,359,798    $ 1,338,304
Equipment and fixtures                    1,539,438      1,443,925
Transportation equipment                    450,691        442,189
Real estate property                        224,327        224,327
                                        -----------    -----------
                                          3,574,254      3,448,745
Less accumulated depreciation and
 amortization                            (1,891,031)    (1,772,587)
                                        -----------    -----------

                                        $ 1,683,223    $ 1,676,158
                                        ===========    ===========


Note 5 - Net Income (loss) per Common Share
-------------------------------------------

Financial Accounting Standards Board Statement No. 128, Earnings Per Share establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per common share at March 31, 2001 and 2000 were computed as follows:


                                                       2001             2000
                                                    -----------     -----------

Basic income (loss) per common share:
-------------------------------------

 Net income (loss) attributable to
  common shareholders                               $    71,344     $   (19,233)
                                                    ===========     ===========

 Weighted average number of common
  shares outstanding                                  1,882,322       1,878,860
                                                    ===========     ===========

 Basic income (loss) per common share               $      0.04     $     (0.01)
                                                    ===========     ===========


Diluted income per common share:
--------------------------------

 Net income (loss) available to
  common shareholders                               $    71,344     $   (19,233)
                                                    ===========     ===========

 Weighted average number of common
  shares outstanding                                  1,882,322       1,878,860
 Plus incremental shares from assumed
  conversions of stock options                            7,268            --
                                                    -----------     -----------
 Adjusted weighted average shares                     1,889,590       1,878,860
                                                    ===========     ===========

 Diluted income (loss) per common
  share                                             $      0.04     $     (0.01)
                                                    ===========     ===========


For the three months ended March 31, 2000, the effect of the assumed exercise of stock options determined using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.


Note 6 - Segment Information
----------------------------

Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

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

The Company's segment information as of and for the three months ended March 31, 2001 and 2000, is as follows:

                                                          2001
                                   -------------------------------------------------
                                               Lawn & Garden
                                      Plants      Products    Landscaping    Totals
                                   -------------------------------------------------
Revenues from external customers   $1,078,549   $  663,236   $  427,976    $2,169,761

Intersegment revenues                  32,894       16,809         --          49,703

Interest income                        14,986         --           --          14,986

Interest expense                       32,717         --           --          32,717

Depreciation and amortization         102,808        9,971        5,665       118,444

Segment income (loss)                  68,165       28,599      (25,420)       71,344

Segment assets                      7,723,302    1,063,383      531,194     9,317,879

Expenditures for segment assets       134,686         --           --         134,686




                                                            2000
                                   ------------------------------------------------------
                                                Lawn & Garden
                                       Plants     Products      Landscaping      Totals
                                   ------------------------------------------------------
Revenues from external customers   $ 1,051,448  $   531,025   $   525,083   $ 2,107,556

Intersegment revenues                   62,273        8,847          --          71,120

Interest income                         28,155         --            --          28,155

Interest expense                        26,240         --            --          26,240

Depreciation and amortization           90,312        7,128        13,763       111,203

Segment income (loss)                  (59,926)      27,852        12,841       (19,233)

Segment assets                       7,127,581    1,008,150       648,241     8,783,972

Expenditures for segment assets         40,577         --            --          40,577


Note 7 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

a) Non-cash investing activities
   -----------------------------

During the three months ended March 31, 2000, the Company transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, in connection with a commitment made by the shareholder regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

b) Other cash flow transactions
   ----------------------------

Other cash flow transactions for the three months ended March 31, 2001 and 2000, include interest payments amounting to approximately $39,000 and $25,600, respectively. There were no income tax payments for the three months ended March 31, 2001 and 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

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

TERMINATION OF MERGER AGREEMENT WITH iTRACT, LLC
------------------------------------------------

On April 11, 2000, the Company entered into an agreement (the "iTract Merger Agreement") to merge with iTract, LLC, a privately held developmental stage internet company. The iTract Merger Agreement provided for the sale of all operating assets (subsidiaries) prior to the consummation of the merger. Accordingly, on June 30, 2000, the Company entered into an agreement with Empresas Margo, a wholly owned company of Michael J. Spector (the principal shareholder of the Company) to sell all of its assets. Because several of the conditions necessary for the merger to proceed did not occur by the agreed upon date of March 1, 2001, the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to continue with the transaction and on March 5, 2001, voted to terminate the iTract Merger Agreement. The Company also terminated the agreement with Empresas Margo.


PRINCIPAL OPERATIONS
--------------------

The Company's operations are conducted in the Commonwealth of Puerto Rico ("Puerto Rico").

These operations are conducted at a 92 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 92 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre facility in the Municipality of Barranquitas is leased from Cali Orchids, Inc., an unrelated third party.

The Company's operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Margo Flora, Inc., Garrochales Construction and Develpoment Corporation and Margo Development Corporation, all Puerto Rico corporations.

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

Landscaping provides landscaping, maintenance and design services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

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

Margo Development Corporation and Garrochales Construction and Development Corporation are presently engaged in obtaining development permits on a new site for the development of a residential project in the Municipality of Arecibo, Puerto Rico.


FUTURE OPERATIONS
-----------------

Following the termination of the iTract Merger Agreeement, the Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. The Company's Board of Directors has determined that these operations present the Company's most attractive opportunities for the near future. The Board believes that the Company should continue to capitalize on its advantage as one of the largest, full service nurseries in the region.

The Company is a supplier to The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. As of December 31, 2000, Home Depot had opened three stores in Puerto Rico. During 2000, Masso Expo (a former competitor of Home Depot) sold their stores to Home Depot. These stores have been closed for remodeling. Four of the six Masso Expo's locations are expected to open as Home Depot stores during the Company's third and fourth quarters of 2001.

During the third quarter of 1999, the Company became the largest supplier of live goods (plant material) to Wal*Mart Stores, which has ten stores throughout Puerto Rico, including a new "super center", which opened during April 2001.

During the second quarter of 2000, the Company commenced sales of plant material and lawn and garden products to Sam's Club, which has six stores throughout Puerto Rico. The Company has and intends to continue servicing Sam's Club during 2001 and beyond.

The Company has increased sales to Kmart Stores in Puerto Rico during the first quarter of 2001. Kmart has 24 stores throughout Puerto Rico and 2 stores in the U.S. Virgin Islands and is promoting its garden centers' sales with the Company's plant material as well as lawn and garden products.

During the first quarter of 2001, the Company commenced the landscaping of a large commercial shopping center for approximately $586,000, and is presently concluding a landscaping project at another shopping center. The Company continues to pursue other large projects for 2001 and beyond.

On December 13, 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential housing project. The Company paid $988,485 for this land. The Company is currently in process of surveying this property, in order to prepare a master development plan, as well as obtaining initial permits for future development.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------

During  the  first  three  months  of  2001,  the  Company  had  net  income  of
approximately   $71,000,  or  $.04  per  share,   compared  to  a  net  loss  of
approximately $19,000 for the same period in 2000, or $.01 per share.

The increase in net income for the first three months of 2001 is due to a decrease in non-operational expenses. Non-operational expenses incurred during the first three months of 2000 included approximately $157,000 related to the terminated merger transaction with iTract, LLC.


Sales
-----

The Company's consolidated net sales for the first three months of 2001 were approximately $2,170,000, compared to $2,108,000 for the same period in 2000, or an increase of approximately 3%. The increase in sales for the first three months of 2001 is a mix of a an increase of 25% in lawn and garden products, offset by a decrease of 18% in landscaping services. Sales of plant material increased by 3%.


Gross Profits
-------------

The Company's gross profit for the first three months of 2001 was approximately 36%, compared to 35% for the same period in 2000, or a increase of approximately 1%.

The increase in gross profit of 1% for the first three months of 2001 when compared to the same period in 2000 is principally due to an increase in gross profits from sales of plant material as well as lawn and garden products.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $693,000 and $608,000 for the first three months of 2001 and 2000, respectively, representing an increase of approximately 14% in dollar terms and an increase of 3% as a percentage of sales.

The increase in SG&A (in dollar terms) for the first three months of 2001 when compared to the same period in 2000 is due, among other things, to increases in shipping and landscaping expenses.

Other Income and Expenses
-------------------------

The decrease in interest income for the first three months of 2001 when compared to the same period in 2000, is due to the collection of an outstanding note receivable in December 2000. The increase in interest expense for 2001 when compared to 2000 is the result of additional borrowings of long-term debt during the latter part of 2000.

Professional (legal, accounting and other) services incurred during the first three months of 2000 in connection with the terminated merger agreement with iTract, LLC, amounted to approximately $157,000.


FINANCIAL CONDITION
-------------------

The Company's financial condition at March 31, 2001 remains comparable with that of December 31, 2000. The Company's current ratio also continues comparable with a ratio of 1.6 to 1 at March 31, 2001 and December 31, 2000.

At March 31, 2001, the Company had cash of approximately $691,000 and short term investments of $500,000, compared to cash of $973,000 and short term investments of $500,000 at December 31, 2000. The decrease in cash at March 31, 2001 is due to net cash outflows used in operations of approximately $125,000, and cash outflows arising from additions to property and equipment of $126,000, and repayment of long-term debt of $26,000.

As a result of a decrease in current liabilities as of March 31, 2001, the Company's debt to equity ratio improved to approximately 75% compared to 79% at March 31, 2001.

Shareholders'equity at March 31, 2001 remained comparable to December 31, 2000 due to the Company's net income for the quarter of approximately $71,000. There were no dividends declared nor issuance of capital stock during the first three months of 2001.

Current Liquidity and Capital Resources
---------------------------------------

The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under two lines of credit with two local commercial banks. The two credit facilities provide for borrowings of up to $2 million, of which approximately $545,000 was available at March 31, 2001.

ITEM 3. QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ---------------------------------------------------------

        Not applicable.

                           PART II - Other Information
                           ---------------------------



ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             --------

         None.

         (b) Reports on Form 8-K.  The Company  filed  the  following
             --------------------
             Reports on Form 8-K during  the  quarter  ended March 31,
               2001:

             (i) Form 8-K dated March 5, 2001, reporting under Item 5 "Other Items", the termination of the Agreement and Plan of Merger with iTract, LLC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARGO NURSERY FARMS, INC.



Date:  May 14, 2001                 By: /s/ Michael J. Spector
      -------------                 ----------------------------
                                        Michael J. Spector,
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:  May 14, 2001                 By: /s/ Alfonso Ortega
      -------------                 ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer