Form 10-Q
period 2001-06-30
MARGO CARIBE INC
filed 2001-08-14
CIK 808493

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2001


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

The  registrant  had  1,882,322  shares  of  common  stock,   $.001  par  value,
outstanding as of August 14, 2001.








================================================================================

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS



                                     PART I
                                     ------


                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

          Condensed Consolidated Balance Sheets                              4

          Condensed Consolidated Statements of Operations                    5

          Condensed Consolidated Statement of Shareholders'
            Equity                                                           6

          Condensed Consolidated Statements of Cash Flows                    7

          Notes to Condensed Consolidated Financial
            Statements                                                       8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
         OF OPERATIONS AND FINANCIAL CONDITION                              14
         -------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK                                                        19
         -----------


                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                  20
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              20
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    20
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                    20
         -------------------------------
         OF SECURITY HOLDERS
         -------------------

ITEM 5.  OTHER INFORMATION                                                  20
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   20
         --------------------------------


SIGNATURES                                                                  21
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)


                                    ASSETS
                                    ------


                                                          2001         2000
                                                      -----------  -----------
Current assets:
  Cash and equivalents                                $   607,907  $   973,061
  Short-term investments                                  500,000      500,000
  Accounts receivable, net                              1,353,342    1,235,706
  Inventories                                           3,534,057    3,170,074
  Prepaid expenses and other current assets               292,190      308,499
                                                      -----------  -----------

    Total current assets                                6,287,496    6,187,340

Property and equipment, net                             1,610,592    1,676,158
Due from shareholder                                      339,675      394,269
Land held for future development                          988,485      988,485
Notes receivable                                           65,754       60,754
Other assets                                              123,859       68,390
                                                      -----------  -----------

    Total assets                                      $ 9,415,861  $ 9,375,396
                                                      ===========  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                   $    76,600  $   103,403
  Notes payable                                         2,330,500    2,455,500
  Accounts payable                                        924,210    1,138,979
  Accrued expenses                                        230,416      199,144
                                                      -----------  -----------

    Total current liabilities                           3,561,726    3,897,026

Long-term debt                                            434,012      239,482
                                                      -----------  -----------

    Total liabilities                                   3,995,738    4,136,508
                                                      -----------  -----------



Commitments and contingencies                                -            -

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                        -            -
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,922,122 shares issued,
  and 1,882,322 shares outstanding                          1,922        1,922
 Additional paid-in capital                             4,657,544    4,657,544
 Retained earnings                                        856,945      675,710
 Treasury stock, 39,800 common shares,at cost             (96,288)     (96,288)
                                                      -----------  -----------

    Total shareholders' equity                          5,420,123    5,238,888
                                                      -----------  -----------

    Total liabilities and shareholders' equity        $ 9,415,861  $ 9,375,396
                                                      ===========  ===========


See accompanying notes to condensed consolidated financial statements.




                                    MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Periods ended June 30, 2001 and 2000
                                                (Unaudited)



                                                  Three Months ended June 30,    Six Months ended June 30,
                                                  ---------------------------    -------------------------
                                                       2001         2000             2001         2000
                                                    ----------   ----------       ----------   ----------
  Net sales                                         $2,282,510   $2,368,720       $4,452,271   $4,476,276

  Cost of sales                                      1,427,781    1,557,823        2,817,214    2,929,951
                                                    ----------   ----------       ----------   ----------

      Gross profit                                     854,729      810,897        1,635,057    1,546,325

  Selling, general and administrative expenses         742,158      636,245        1,434,812    1,244,649
                                                    ----------   ----------       ----------   ----------

      Income from operations                           112,571      174,652          200,245      301,676
                                                    ----------   ----------       ----------   ----------

  Other income (expense):
    Interest income                                     18,828       26,640           33,814       54,795
    Interest expense                                   (39,798)     (30,094)         (72,540)     (56,334)
    Terminated merger expenses                            -        (223,928)            -        (381,209)
    Gain on disposition of equipment                    13,913         -              13,913         -
    Miscellaneous income                                 4,376         -               5,803        9,109
                                                    ----------   ----------       ----------   ----------

                                                        (2,681)    (227,382)         (19,010)    (373,639)
                                                    ----------   ----------       ----------   ----------

  Income (loss) before provision for income tax        109,890      (52,730)         181,235      (71,963)

  Income tax provision                                    -            -                -            -
                                                    ----------   ----------       ----------   ----------

  Net income (loss)                                 $  109,890   $  (52,730)      $  181,235   $  (71,963)
                                                    ==========   ==========       ==========   ===========

  Basic and diluted income (loss) per common share  $      .06   $     (.03)      $      .10   $     (.04)
                                                    ==========   ==========       ==========   ==========


  See accompanying notes to condensed consolidated financial statements.









                                                     5




                                           MARGO CARIBE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              Six Months ended June 30, 2001
                                                       (Unaudited)




                                   Common        Common        Additional
                                   stock         stock           paid-in         Retained      Treasury
                                   shares        amount          capital         earnings       stock           Total
                                 ---------     -----------     -----------     ----------     ----------      ----------
Balance at December 31, 2000     1,882,322     $     1,922     $ 4,657,544     $  675,710     $  (96,288)     $5,238,888


Net income                            --              --              --          181,235           --           181,235
                                 ---------     -----------     -----------     ----------     ----------      ----------

Balance at June 30, 2001         1,882,322     $     1,922     $ 4,657,544     $  856,945     $  (96,288)     $5,420,123
                                 =========     ===========     ===========     ==========     ==========      ==========


    See accompanying notes to condensed consolidated financial statements.



                                                            6

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                       2001             2000
                                                   -----------      -----------
Cash flows from operating activities:
-------------------------------------
  Net income (loss)                                $   181,235      $   (71,963)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                      219,176          224,016
    Provision for uncollectible accounts
     receivable                                         31,533           12,000
    Gain on disposition of equipment                   (13,913)            --
    Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                             (149,169)        (290,843)
      Inventories                                     (363,983)        (343,320)
      Prepaid expenses and other current assets         16,309           69,103
      Due from shareholder                              54,594          (51,708)
      Other assets                                     (55,469)         (48,126)
      Accounts payable                                (214,769)         232,159
      Deferred revenue                                    --           (111,885)
      Accrued expenses                                  31,272           15,684
                                                   -----------      -----------


    Net cash used in operating activities             (263,184)        (364,883)
                                                   -----------      -----------

Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                 (153,610)         (92,677)
  Increase in notes receivable                          (5,000)            --
  Proceeds from disposition of equipment                13,913             --
                                                   -----------      -----------


    Net cash used in investing activities             (144,697)         (92,677)
                                                   -----------      -----------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                         222,051             --
  Repayment of long-term debt                          (54,324)         (82,024)
  Increase in notes payable                            100,000          300,000
  Repayment of notes payable                          (225,000)            --
  Issuance of common stock from conversion
      of stock options                                    --             19,845
                                                   -----------      -----------


    Net cash provided by financing activities           42,727          237,821
                                                   -----------      -----------

Net decrease in cash                                  (365,154)        (219,739)
--------------------                               -----------      -----------

Cash and equivalents at beginning of period            973,061        1,082,592
-------------------------------------------        -----------      -----------

Cash and equivalents at end of period              $   607,907      $   862,853
-------------------------------------              ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

On April 11, 2000, the Company entered into an agreement to merge with iTract, LLC, a privately held development stage internet company. The merger called for the sale of the Company's operating businesses, and an agreement to that effect was reached on June 30, 2000. Effective June 30, 2000, the Company presented its assets, liabilities, results of operations and cash flows as discontinued operations. Certain conditions for the Company's obligation to proceed with the merger were not met as of March 1, 2001, and the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to proceed with the transaction and on March 5, 2001 voted to terminate the merger agreement. The agreement for the sale of the Company's operating businesses was also terminated and the Company decided to continue to focus on expanding and developing its existing business. As a result, the Company changed the presentation of its assets, liabilities, results of operations and cash flows in the accompanying condensed consolidated financial statements for the six months ended June 30, 2000 from discontinued operations to continuing operations. The provision for loss on disposition of discontinued operations recorded on June 30, 2000 was reversed as a result of the termination of the merger agreement, and only merger expenses actually incurred during the periods reported are reflected in the accompanying condensed consolidated financial statements.

Note 2 - Use of Estimates in the Preparation of Financial
---------------------------------------------------------
         Statements
         ----------

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

Note 3 - Inventories
--------------------

At June 30, 2001 and December 31, 2000, inventories included the following:

       Description                    2001           2000
---------------------------       -----------    ----------
Plant material                    $2,805,188     $2,556,984
Lawn and garden products             380,765        250,135
Raw materials and supplies           348,104        362,955
                                  -----------    ----------
                                  $3,534,057     $3,170,074
                                  ===========    ==========

Note 4 - Property and Equipment
-------------------------------

At June 30, 2001 and December 31, 2000 property and equipment included the following:


           Description               2001          2000
 -----------------------------    ----------    ----------

 Leasehold improvements           $1,355,652    $1,338,304
 Equipment and fixtures            1,562,144     1,443,925
 Transportation equipment            460,232       442,189
 Real estate property                224,327       224,327
                                  ----------    ----------
                                   3,602,355     3,448,745
 Less accumulated depreciation
   and amortization               (1,991,768)   (1,772,587)
                                  -----------   -----------
                                   $1,610,592   $1,676,158
                                  ===========   ==========

Note 5 - Income (loss) per Common Share
---------------------------------------

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

Basic and diluted income (loss) per common share for the periods ended June 30, 2001 and 2000 were determined as follows:



                                            Three Months ended June 30,       Six Months ended June 30,
                                            ---------------------------      ---------------------------
Basic income (loss) per common share:          2001            2000             2001             2000
---------------------------------------     -----------     -----------      -----------     -----------
 Net income (loss) available to
  common shareholders                       $   109,890     $   (52,730)     $   181,235     $   (71,963)
                                            ===========     ===========      ===========     ===========

 Weighted average number of common
  shares outstanding                          1,882,322       1,882,322        1,882,322       1,882,322
                                            ===========     ===========      ===========     ===========

 Basic income (loss) per common share       $       .06     $      (.03)     $       .10     $      (.04)
                                            ===========     ===========      ===========     ===========


Diluted income (loss) per common share:
---------------------------------------

 Net income (loss) available to
  common shareholders                       $   109,890     $   (52,730)     $   181,235     $   (71,963)
                                            ===========     ===========      ===========     ===========

 Weighted average number of common
  shares outstanding                          1,882,322       1,882,322        1,882,322       1,882,322
 Plus incremental shares from assumed
  exercise of stock options                      19,745            --             14,513            --
                                            -----------     -----------      -----------     -----------
 Adjusted weighted average shares             1,902,067       1,882,322        1,896,835       1,882,322
                                            ===========     ===========      ===========     ===========

 Diluted income (loss) per common
  share                                     $       .06     $      (.03)     $       .10     $      (.04)
                                            ===========     ===========      ===========     ===========


For the three and the six month periods ended June 30, 2000, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive, thus no incremental shares were added to the weighted average number of common shares outstanding.

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

The Company's segment information for the three months ended June 30, 2001 and 2000, is as follows:


                                                     Three Months ended June 30, 2001
                                        -------------------------------------------------------
                                                     Lawn & Garden
                                            Plants      Products     Landscaping       Totals
                                        -------------------------------------------------------
Revenues from external customers        $  953,723    $  839,243     $  489,544     $ 2,282,510

Intersegment revenues                       46,496        18,323           -             64,819

Interest income                             18,828          -              -             18,828

Interest expense                            39,798          -              -             39,798

Depreciation and amortization               81,900        13,411          5,421         100,732

Segment income (loss)                      112,306        28,291        (30,707)        109,890



                                                    Three Months ended June 30, 2000
                                        -------------------------------------------------------
                                                     Lawn & Garden
                                            Plants       Products      Landscaping    Totals
                                        -------------------------------------------------------

Revenues from external customers        $1,021,944    $  584,034     $  762,742     $ 2,368,720

Intersegment revenues                      116,941         8,414            -           125,355

Interest income                             26,640          -               -            26,640

Interest expense                            30,094          -               -            30,094

Depreciation and amortization               90,800        10,699         11,314         112,813

Segment income (loss)                      (57,835)       51,365        (46,260)        (52,730)

The Company's segment information as of and for the six months ended June 30, 2001 and 2000, is as follows:


                                                     Six Months ended June 30, 2001
                                        -------------------------------------------------------
                                                     Lawn & Garden
                                            Plants      Products     Landscaping     Totals
                                        -------------------------------------------------------
Revenues from external customers       $ 2,032,272   $ 1,502,479     $  917,520     $ 4,452,271

Intersegment revenues                       79,390        35,132           -           114,522

Interest income                             33,814          -              -            33,814

Interest expense                            72,540          -              -            72,540

Depreciation and amortization              184,706        23,382         11,086         219,176

Segment income (loss)                      180,472        56,890        (56,127)        181,235

Segment assets                           7,594,271     1,235,725        585,865       9,415,861

Expenditures for segment assets            153,610          -              -            153,610





                                                      Six Months ended June 30, 2000
                                        -------------------------------------------------------
                                                     Lawn & Garden
                                           Plants       Products      Landscaping    Totals
                                        -------------------------------------------------------

Revenues from external customers       $ 2,073,392    $1,115,059      $1,287,825    $ 4,476,276

Intersegment revenues                      179,214        17,260            -           196,474

Interest income                             54,795          -               -            54,795

Interest expense                            56,334          -               -            56,334

Depreciation and amortization              181,112        17,827          25,077        224,016

Segment income (loss)                     (117,761)       79,217         (33,419)       (71,963)

Segment assets                           7,541,440     1,083,951         705,291      9,330,682

Expenditures for segment assets            92,677          -               -             92,677



Note 7 - Supplemental Disclosures for the Consolidated Statements
-----------------------------------------------------------------
of Cash Flows
-------------

a)   Non-Cash Investing Activities
     -----------------------------

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

b)   Other Cash Flow Transactions
     ----------------------------

     Other cash flow transactions for the six months ended June 30 2001 and 2000, include interest payments amounting to approximately $107,700 and $55,700, respectively. There were no income tax payments for the six months ended June 30, 2001 and 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         --------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

Margo Caribe, Inc. and its subsidiaries, (collectively, the "Company") are in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and also provides landscaping design and installation services. The Company's real estate development division is currently permitting and designing an affordable housing project in Arecibo, Puerto Rico.


TERMINATION OF MERGER AGREEMENT WITH iTRACT, LLC
------------------------------------------------

On April 11, 2000, the Company entered into an agreement (the "iTract Merger Agreement") to merge with iTract, LLC, a privately held developmental stage internet company. The iTract Merger Agreement provided for the sale of all operating assets (subsidiaries) prior to the consummation of the merger. Accordingly, on June 30, 2000, the Company entered into an agreement with Empresas Margo, Inc., a wholly owned company of Michael J. Spector (the principal shareholder of the Company) to sell all of its assets. Because several of the conditions necessary for the merger to proceed did not occur by the agreed upon date of March 1, 2001, the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to continue with the transaction, and on March 5, 2001, voted to terminate the iTract Merger Agreement. The Company also terminated the agreement with Empresas Margo, Inc.


PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico").

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

The Company's operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Margo Flora, Inc., Garrochales Construction and Development Corporation and Margo Development Corporation, all Puerto Rico corporations.

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

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Colorite hoses, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, and DEROMA Italian terracotta pottery. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico.

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

The  Company  is a  supplier to The  Home Depot  Puerto   Rico  ("Home  Depot"),
the largest   mainland  retailer   of lawn and  garden  products   according  to
Nursery Retailer magazine. Home Depot currently has six stores in Puerto Rico.
----------------

The Company is the largest supplier of live goods (plant material) to Wal*Mart International, which has ten stores throughout Puerto Rico, including a recently opened "super center". The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

During the first quarter of 2001, the Company increased its sales to Kmart Corporation. Kmart has 24 stores in Puerto Rico and 2 stores in the U.S. Virgin Islands, and promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

The Company is currently engaged in the landscaping of a large commercial shopping center in Canovanas, Puerto Rico with an approximate contract value of $600,000, and expects to conclude the landscaping of another shopping center before the end of the fourth quarter of 2001.

During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000 for this land. The Company is currently in process of designing a master development plan, as well as obtaining permits for the development of this site. The Company recently received an endorsement from the Puerto Rico Housing Development Bank.

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED
------------------------------------------------------------------
JUNE 30, 2001 AND 2000
----------------------

During the first six months of 2001, the Company had net income of approximately $181,000, or $.10 per share, compared to a net loss of approximately $72,000 for the same period in 2000, or $.04 per share.

For the quarter ended June 30, 2001, the Company had net income of approximately $110,000 or $.06 per share, compared to a net loss of approximately $53,000, or $.03 per share for the same period in 2000.

The increases in net income for both the six months and the quarter ended June 30, 2001 when compared to the same periods in 2000 are primarily due to legal, professional and other expenses incurred during these periods in 2000, in connection with the terminated merger transaction with iTract, LLC. Merger related expenses amounted to approximately $381,000 and $224,000 for the six months and the quarter ended June 30, 2000, respectively.

Income from operations for the the six months and the quarter ended June 30, 2001 were approximately $200,000 and $113,000, respectively, compared to $302,000 and $175,000 for the same periods in 2000, principally as a result of increases in selling, general and administrative expenses during 2001.


Sales
-----

The Company's consolidated net sales for the first six months of 2001 were approximately $4,452,000, compared to $4,476,000 for the same period in 2000, representing a decrease of 0.5%.

The Company's consolidated net sales for the second quarter of 2001 were approximately $2,283,000, compared to $2,369,000 for the same period in 2000, representing a decrease of 3.6%.

The decreases of 0.5% and 3.6% in sales for the first six months and the second quarter ended June 30, 2001, respectively, when compared to the same periods in 2000 were principally due to a significant decrease in revenues from landscaping services, offset by a similar increase in sales of lawn and garden products. Sales of plant material remained comparable.


Gross Profits
-------------

The Company's consolidated gross profit for the first six months of 2001 was approximately 37%, compared to 35% for the same period in 2000, or an increase of 2%. Consolidated gross profit for the second quarter of 2001 was also approximately 37%, compared to 34% for the same period in 2000, or an increase of 3%.

The increase in gross profit for the first six months as well as the second quarter ended June 30, 2001, when compared to the same periods in 2000, were the result of an increase of approximately 2% in gross profit of plant material, and an increase of approximately 4% in gross profit of landscaping services (notwithstanding the decrease in revenue from landscaping services). Gross profit on sales of lawn and garden products remained comparable during both periods in 2001 and 2000.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $1,435,000 and $1,245,000 for the first six months of 2001 and 2000, respectively. This represented a 15% increase in dollar terms and a 4% increase as a percentage of sales. The increase in SG&A for the first six months of 2001, when compared to the same period in 2000 is principally due to increases in shipping & warehousing costs (from increased sales of lawn and garden products), landscaping expenses and other increases in certain general and administrative expenses.

SG&A for the second quarter of 2001 were approximately $742,000 compared to $636,000 for the same period in 2000. This represented a 17% increase in dollar terms and a 6% increase as a percentage of sales. The increase in SG&A for the second quarter of 2001 when compared to the same period in 2000 is also principally due to increases in shipping and warehousing costs, landscaping expenses and general and administrative expenses.

Other Income and Expenses
-------------------------

The decrease in interest income for the first six months as well as the second quarter ended June 30, 2001, when compared to the same periods in 2000, is due to the collection of a note receivable during the latter part of 2000, as well as lower yields obtained during 2001 on cash and cash equivalents invested.

The increase in interest expense for the six months and quarter ended June 30, 2001, when compared to the same periods in 2000, is the result of additional short term borrowings during the period (with repayment towards the end of the second quarter) and the increase in long term debt.

During the period ended June 30, 2000, the Company was negotiating a proposed merger with iTract, LLC, a developmental stage internet company. Professional (legal, accounting and other expenses) services incurred in connection with such merger negotiations during the six months and the quarter ended June 30, 2000 amounted to approximately $381,000 and $224,000, respectively.

FINANCIAL CONDITION
-------------------

The Company's financial condition at June 30, 2001 remains comparable with that of December 31, 2000. The Company's current ratio continues to be strong, with a ratio of 1.8 to 1 at June 30, 2001, compared to 1.6 to 1 at December 31, 2000.

At June 30, 2001, the Company had cash of approximately $608,000 and short term investments of $500,000, compared to cash of $973,000 and short term investments of $500,000 at December 31, 2000. The decrease in cash at June 30, 2001 is principally due to cash out flows from operations ($263,000), additions to property and equipment ($154,000) and repayment of long-term debt ($54,000), offset by cash flows from proceeds of notes payable ($100,000).


Stockholders' equity at June 30, 2001 increased due to net income for the six month period. No dividends were declared during the first six months of 2001.

Current Liquidity and Capital Resources
---------------------------------------

The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under two lines of credit with two local commercial banks. The two credit facilities provide for borrowings up to $2 million, of which approximately $670,000 was available at June 30, 2001.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

Not applicable

ITEM 5.  OTHER INFORMATION
         -----------------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  Exhibits
               --------

               None.


          (b)  Reports on Form 8-K.
               --------------------
               The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2001:

               None

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARGO CARIBE, INC.



Date:  August 14, 2001              By: /s/ Michael J. Spector
      ----------------              ----------------------------
                                        Michael J. Spector,
                                        Chairman of the Board and
                                        Chief Executive Officer




Date:  August 14, 2001              By: /s/ J. Fernando Rodriguez
       ---------------              -----------------------------
                                        J. Fernando Rodriguez
                                        President and Chief
                                        Operating Officer




Date:  August 14, 2001              By: /s/ Alfonso Ortega
      ----------------              ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer