Form 10-Q
period 2001-09-30
MARGO CARIBE INC
filed 2001-11-14
CIK 808493

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarter ended September 30, 2001


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

The  registrant  had  1,883,822  shares  of  common  stock,   $.001  par  value,
outstanding as of November 14, 2001.






================================================================================

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS



                                     PART I
                                     ------

                                                                          Page
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------

          Condensed Consolidated Balance Sheets                            4

          Condensed Consolidated Statements of Operations                  5

          Condensed Consolidated Statement of Shareholders'
           Equity                                                          6

          Condensed Consolidated Statements of Cash Flows                  7

          Notes to Condensed Consolidated Financial
           Statements                                                      8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                           14
          -------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                                     19
          -----------


                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                20
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                            20
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  20
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                  20
         -------------------------------
          OF SECURITY HOLDERS
          -------------------

ITEM 5.  OTHER INFORMATION                                                20
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 21
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


                         MARGO CARIBE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 2001 and December 31, 2000
                                     (Unaudited)


                                       ASSETS
                                       ------


                                                               2001         2000
                                                           -----------  -----------
Current assets:
  Cash and equivalents                                     $   706,969  $   973,061
  Short-term investments                                          -         500,000
  Accounts receivable, net                                   1,491,668    1,235,706
  Inventories                                                3,837,489    3,170,074
  Prepaid expenses and other current assets                    251,168      308,499
                                                           -----------  -----------

    Total current assets                                     6,287,294    6,187,340

Property and equipment, net                                  1,523,377    1,676,158
Due from shareholder                                           161,043      394,269
Land held for future development                               988,485      988,485
Notes receivable                                                68,495       60,754
Other assets                                                   130,375       68,390
                                                           -----------  -----------

    Total assets                                           $ 9,159,069  $ 9,375,396
                                                           ===========  ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
  Current portion of long-term debt                        $    36,050  $   103,403
  Notes payable                                              1,930,500    2,455,500
  Accounts payable                                           1,081,425    1,138,979
  Accrued expenses                                             233,073      199,144
                                                           -----------  -----------

    Total current liabilities                                3,281,048    3,897,026

Long-term debt                                                 435,203      239,482
                                                           -----------  -----------

    Total liabilities                                        3,716,251    4,136,508
                                                           -----------  -----------



Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                             -            -
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,923,622 and 1,922,122
  shares issued,1,883,822 and 1,882,322 shares
  outstanding in 2001 and 2000, respectively                     1,924        1,922
 Additional paid-in capital                                  4,659,792    4,657,544
 Retained earnings                                             877,390      675,710
 Treasury stock, 39,800 common shares,at cost                  (96,288)     (96,288)
                                                           -----------  -----------

    Total shareholders' equity                               5,442,818    5,238,888
                                                           -----------  -----------

    Total liabilities and shareholders' equity             $ 9,159,069  $ 9,375,396
                                                           ===========  ===========

See accompanying notes to condensed consolidated financial statements.



                                      MARGO CARIBE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Periods ended September 30, 2001 and 2000
                                                  (Unaudited)



                                               Three Months ended September 30,    Nine Months ended September 30,
                                               --------------------------------    -------------------------------
                                                       2001         2000                  2001         2000
                                                    ----------   ----------            ----------   ----------

  Net sales                                         $2,242,815   $1,632,205            $6,695,086   $6,108,481

  Cost of sales                                      1,449,194    1,186,234             4,266,408    4,116,185
                                                    ----------   ----------            ----------   ----------

      Gross profit                                     793,621      445,971             2,428,678    1,992,296

  Selling, general and administrative expenses         752,256      598,015             2,187,068    1,842,664
                                                    ----------   ----------            ----------   ----------

      Income (loss) from operations                     41,365     (152,044)              241,610      149,632
                                                    ----------   ----------            ----------   ----------

  Other income (expense):
    Interest income                                     14,638       26,196                48,452       80,991
    Interest expense                                   (34,728)     (34,052)             (107,268)     (90,386)
    Terminated merger expenses                            -         (50,448)                 -        (431,657)
    Gain on disposition of equipment                      -            -                   13,913         -
    Miscellaneous income (expense)                        (832)       3,000                 4,973       12,109
                                                    ----------   ----------            ----------   ----------

                                                       (20,922)     (55,304)              (39,930)    (428,943)
                                                    ----------   ----------            ----------   ----------

  Income (loss) before provision for income tax         20,443     (207,348)              201,680     (279,311)

  Income tax provision                                    -            -                     -            -
                                                    ----------   ----------            ----------   ----------

  Net income (loss)                                 $   20,443   $ (207,348)           $  201,680   $ (279,311)
                                                    ==========   ==========            ==========   ===========

  Basic and diluted income (loss) per common share  $      .01   $     (.11)           $      .11   $     (.15)
                                                    ==========   ==========            ==========   ==========


  See accompanying notes to condensed consolidated financial statements.



                                           MARGO CARIBE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           Nine Months ended September 30, 2001
                                                       (Unaudited)




                                    Common         Common       Additional
                                    stock          stock         paid-in        Retained       Treasury
                                    shares         amount        capital        earnings        stock           Total
                                  ----------     ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2000       1,882,322     $    1,922     $4,657,544     $  675,710     $  (96,288)     $5,238,888

Issuance of common stock from
  conversion of stock options          1,500              2          2,248           --             --             2,250

Net income                              --             --             --          201,680           --           201,680
                                  ----------     ----------     ----------     ----------     ----------      ----------

Balance at September 30, 2001      1,883,822     $    1,924     $4,659,792     $  877,390     $  (96,288)     $5,442,818
                                  ==========     ==========     ==========     ==========     ==========      ==========


    See accompanying notes to condensed consolidated financial statements.



                         MARGO CARIBE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 2001 and 2000
                                     (Unaudited)

                                                           2001             2000
                                                       -----------      -----------
Cash flows from operating activities:
-------------------------------------
  Net income (loss)                                    $   201,680      $  (279,311)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                          345,314          336,686
     Provision for uncollectible accounts
     receivable                                             37,533           18,000
     Gain on disposition of equipment                      (13,913)            --
    Changes in assets  and  liabilities  affecting
     cash  flows  from  operating activities:
      Accounts receivable                                 (293,495)          20,060
      Inventories                                         (667,415)        (632,326)
      Prepaid expenses and other current assets             57,331           36,167
      Other assets                                         (61,985)         (52,549)
      Accounts payable                                     (57,554)         142,073
      Deferred revenue                                        --           (111,885)
      Accrued expenses                                      33,929           (9,980)
                                                       -----------      -----------

     Net cash used in operating activities                (418,575)        (533,065)
                                                       -----------      -----------

Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                     (192,533)        (164,184)
  Increase in notes receivable                             (18,193)            --
  Repayment of notes receivable                             10,452             --
  Due from shareholder                                     233,226          (74,504)
  Proceeds from disposition of equipment                    13,913             --
                                                       -----------      -----------

    Net cash used in investing activities                   46,865        (238,688)
                                                       -----------      -----------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                             222,051             --
  Repayment of long-term debt                              (93,683)        (101,806)
  Increase in notes payable                                200,000          500,000
  Repayment of notes payable                              (225,000)            --
  Issuance of common stock from conversion
      of stock options                                       2,250           19,845
                                                       -----------      -----------

    Net cash provided by financing activities              105,618          418,039
                                                       -----------      -----------

Net decrease in cash                                      (266,092)        (353,714)
--------------------                                   -----------      -----------

Cash and equivalents at beginning of period                973,061        1,082,592
-------------------------------------------            -----------      -----------

Cash and equivalents at end of period                  $   706,969      $   728,878
-------------------------------------                  ===========      ===========


See accompanying notes to condensed consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The Company's results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

On April 11, 2000, the Company entered into an agreement to merge with iTract, LLC, a privately held development stage internet company. The merger called for the sale of the Company's operating businesses, and an agreement to that effect was reached on June 30, 2000. Effective June 30, 2000, the Company presented its assets, liabilities, results of operations and cash flows as discontinued operations. However, certain conditions for the Company's obligation to proceed with the merger were not met as of March 1, 2001, and the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to proceed with the transaction and on March 5, 2001 voted to terminate the merger agreement. The agreement for the sale of the Company's operating businesses was also terminated and the Company decided to continue to focus on expanding and developing its existing business. As a result, the Company changed the presentation of its assets, liabilities, results of operations and cash flows in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2000 from discontinued operations to continuing operations. The provision for loss on disposition of discontinued operations recorded on June 30, 2000 was reversed as a result of the termination of the merger agreement, and merger expenses actually incurred during the periods reported are reflected in the accompanying condensed consolidated financial statements.

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

Note 3 - Inventories
--------------------

At September 30, 2001 and December 31, 2000, inventories included the following:

       Description                   2001           2000
---------------------------       ----------     ----------
Plant material                    $2,997,370     $2,556,984
Lawn and garden products             427,081        250,135
Raw materials and supplies           413,038        362,955
                                  ----------     ----------
                                  $3,837,489     $3,170,074
                                  ==========     ==========

Note 4 - Property and Equipment
-------------------------------

At September 30, 2001 and December 31, 2000 property and equipment included the following:

        Description                 2001          2000
-----------------------------    ----------    ----------

Leasehold improvements          $ 1,355,652    $ 1,338,304
Equipment and fixtures            1,601,067      1,443,925
Transportation equipment            460,232        442,189
Real estate property                224,327        224,327
                                -----------    -----------
                                  3,641,278      3,448,745
Less accumulated depreciation
  and amortization               (2,117,901)    (1,772,587)
                                -----------    -----------

                                $ 1,523,377    $ 1,676,158
                                ===========    ===========

Note 5 - Income (loss) per Common Share
---------------------------------------

The Company reports its earnings per share (EPS) using Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per common share for the periods ended September 30, 2001 and 2000 were determined as follows:

                                                      Three Months                Nine Months
                                                   ended September 30,         ended September 30,
                                                -----------------------     -----------------------
Basic income (loss) per common share:              2001         2000           2001         2000
------------------------------------            ----------   ----------     ----------   ----------
 Net income (loss) attributable to
  common shareholders                           $   20,443   $ (207,348)    $  201,680   $ (279,311)
                                                ==========   ==========     ==========   ==========

 Weighted average number of common
  shares outstanding                             1,883,072    1,882,322      1,882,572    1,882,322
                                                ==========   ==========     ==========   ==========

 Basic income (loss) per common share           $      .01   $     (.11)    $      .11   $     (.15)
                                                ==========   ==========     ==========   ==========


Diluted income (loss) per common share:
--------------------------------------
 Net income (loss) attributable to
  common shareholders                           $   20,443   $ (207,348)    $  201,680   $ (279,311)
                                                ==========   ==========     ==========   ==========

 Weighted average number of common
  shares outstanding                             1,882,072    1,882,322      1,882,572    1,882,322
 Plus incremental shares from assumed
  exercise of stock options                         44,782         -            24,602         -
                                                ----------   ----------     ----------   ----------
 Adjusted weighted average shares                1,926,854    1,882,322      1,907,174    1,882,322
                                                ==========   ==========     ==========   ==========

 Diluted income (loss) per common
  share                                         $      .01   $     (.11)    $      .11   $     (.15)
                                                ==========   ==========     ==========   ==========



For the three and the nine month periods ended September 30, 2000, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 6 - Segment Information
----------------------------

The Company reports its segment information pursuant to Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of three primary business segments: the production and distribution of plants, sales of lawn and garden products and landscaping services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, included in the Company's annual consolidated financial statements. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the Company's accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segments's financial condition and results of operations as if they were independent entities.


The Company's segment information for the three months ended September 30, 2001 and 2000, is as follows:


                                                Three Months ended September 30, 2001
                                     --------------------------------------------------------
                                                  Lawn & Garden
                                         Plants      Products      Landscaping       Totals
                                     --------------------------------------------------------
Revenues from external customers     $  725,322     $  750,436     $  767,057      $2,242,815

Intersegment revenues                   105,279         30,489           --           135,768

Interest income                          14,638           --             --            14,638

Interest expense                         34,728           --             --            34,728

Depreciation and amortization           110,678         10,039          5,421         126,138

Segment income (loss)                    22,045         18,687        (20,289)         20,443


                                                   Three Months ended September 30, 2000
                                     --------------------------------------------------------------
                                                    Lawn & Garden
                                        Plants         Products         Landscaping         Totals
                                     --------------------------------------------------------------
Revenues from external customers     $   699,915      $   472,033      $   460,257      $ 1,632,205

Intersegment revenues                     78,470            5,431             --             83,901

Interest income                           26,196             --               --             26,196

Interest expense                          34,052             --               --             34,052

Depreciation and amortization             93,471            7,884           11,315          112,670

Segment loss                            (151,468)          (6,480)         (49,400)        (207,348)


The Company's  segment  information as of and for the nine months  September 30, 2001 and 2000, is as follows:

                                                    Nine Months ended September 30, 2001
                                     ------------------------------------------------------------
                                                   Lawn & Garden
                                         Plants       Products       Landscaping          Totals
                                     ------------------------------------------------------------
Revenues from external customers     $ 2,757,594     $ 2,252,915     $ 1,684,577      $ 6,695,086

Intersegment revenues                    184,669          65,621            --            250,290

Interest income                           48,452            --              --             48,452

Interest expense                         107,268            --              --            107,268

Depreciation and amortization            295,386          33,421          16,507          345,314

Segment income (loss)                    202,519          75,577         (76,416)         201,680

Segment assets                         7,168,703       1,121,681         868,685        9,159,069

Expenditures for segment assets          192,533            --              --            192,533



                                                      Nine Months September 30, 2000
                                     -------------------------------------------------------------
                                                    Lawn & Garden
                                       Plants          Products       Landscaping         Totals
                                     -------------------------------------------------------------
Revenues from external customers     $ 2,773,307      $ 1,587,091     $ 1,748,083      $ 6,108,481

Intersegment revenues                    257,684           22,691            --            280,375

Interest income                           80,991             --              --             80,991

Interest expense                          90,386             --              --             90,386

Depreciation and amortization            275,309           24,985          36,392          336,686

Segment income (loss)                   (269,229)          72,737         (82,819)        (279,311)

Segment assets                         7,445,366        1,104,824         525,727        9,075,917

Expenditures for segment assets          164,184             --              --            164,184

Note 7 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

a)       Non-Cash Investing Activities
         -----------------------------

         During the nine months ended September 30, 2001, the Company applied short-term investments amounting to $500,000 against a related note payable for the same amount.

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

b)       Other Cash Flow Transactions
         ----------------------------

         Other cash flow transactions for the nine months ended September 30, 2001 and 2000, include interest payments amounting to approximately $113,800 and $89,500, respectively. There were no income tax payments for the nine months ended September 30, 2001 and 2000.

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

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In Vega Alta, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. In Barranquitas, Nursery Farms (operating as Margo Flora) produces orchids, bromeliads, anthuriums, spathiphylum and poincettias. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. As a bona fide agricultural enterprise, Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

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

The Company is a supplier to The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery
                                                                         -------
Retailer magazine. Home Depot currently has seven stores in Puerto Rico.
--------

The Company is the largest supplier of live goods (plant material) to Wal*Mart International, which has ten stores throughout Puerto Rico, including a recently opened "super center".The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

During the first quarter of 2001, the Company increased its sales to Kmart Corporation. Kmart has 24 stores in Puerto Rico and 2 stores in the U.S. Virgin Islands, and promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

The Company is currently concluding the landscaping of a large commercial shopping center in Canovanas, Puerto Rico, with an approximate contract value of $600,000. During the fourth quarter of 2001, the Company was awarded another landscaping contract amounting to approximately $225,000 to be completed before December 31, 2001.

During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000 for this land. The Company is currently in the process of designing a master development plan, as well as obtaining permits for the development of this site. The Company recently received an endorsement from the Puerto Rico Housing Bank.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 2001 AND 2000
---------------------------

During the nine months ended  September 30, 2001,  the Company had net income of
approximately   $202,000,  or  $.11  per  share,  compared  to  a  net  loss  of approximately $279,000 for the same period in 2000, or $.15 per share.

For the quarter ended September 30, 2001, the Company had net income of approximately $20,000 or $.01 per share, compared to a net loss of approximately $207,000, or $.11 per share for the same period in 2000.

The increases in net income for both the nine months and the quarter ended September 30, 2001 when compared to the same periods in 2000 are, in part, due to legal, professional and other expenses incurred during these periods in 2000, in connection with the terminated merger transaction with iTract, LLC. Merger related expenses amounted to approximately $432,000 and $50,000 for the nine months and the quarter ended September 30, 2000, respectively. Also, the increase in net income for the quarter ended September 30, 2001, when compared to the some period in 2000, was due to a higher gross profit in 2001.

Income from operations for the the nine months and the quarter ended September 30, 2001 were approximately $242,000 and $41,000, respectively, compared to operating income of approximately $150,000 for the nine months ended September 30, 2000 and an operating loss of $152,000 for the quarter ended September 30, 2000. Increases in income from operations for the nine months and quarter ended September 30, 2001 are due to higher gross profits (sufficient to absorb increases in selling, general and administrative expenses) during these periods when compared to the same periods in 2000.


Sales
-----

The Company's consolidated net sales for the nine months ended September 30, 2001 were approximately $6,695,000, compared to $6,108,000 for the same period in 2000, representing an increase of 9.6%.

The Company's consolidated net sales for the quarter ended September 30, 2001 were approximately $2,243,000, compared to $1,632,000 for the same period in 2000, representing an increase of 37.4%.

The increase of almost 10% in consolidated net sales for the nine months ended September 30, 2001 was due to an increase of approximately 42% in sales of lawn and garden products when compared to the same period in 2000, while sales of both plant material and landscaping services remained comparable.

The increase of 37% in consolidated net sales for the quarter ended September 30, 2001 was due to an increase of 64% in sales of lawn and garden products together with a 67% increase in revenues from landscaping services. Sales of plant material remained comparable.

Gross Profits
-------------

The Company's consolidated gross profit for the nine months ended September 30, of 2001 was approximately 36%, compared to 33% for the same period in 2000, or an increase of 3%. Consolidated gross profit for the third quarter of 2001 was approximately 35%, compared to 27% for the same period in 2000, or an increase of 8%.

The increase in gross profit for the nine months and the third quarter ended September 30, 2001 when compared to the same periods in 2000 were the result of an increase of approximately 4% in gross profit of plant material (which accounts for 41% of consolidated net sales in 2001), and an increase of approximately 3% in gross profit of landscaping services (which accounts for approximately 25% of consolidated net sales in 2001). Gross profit on sales of lawn and garden products remained comparable during both periods in 2001 and 2000. During the third quarter of 2001, gross profit from landscaping services had a proportionately higher increase than for the nine month period due to more profitable projects during 2001.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $2,187,000 and $1,843,000 for the nine months ended September 30, 2001 and 2000, respectively. This represented a 19% increase in dollar terms and a 3% increase as a percentage of sales. The increase in SG&A for nine months ended September 30, 2001, when compared to the same period in 2000 is principally due to increases in shipping & warehousing costs (from increased sales of lawn and garden products) and other increases in certain general and administrative expenses.

SG&A for the third quarter of 2001 were approximately $752,000 compared to $598,000 for the same period in 2000. This represented a 26% increase in dollar terms and a 3% decrease as a percentage of sales. The increase in SG&A for the second quarter of 2001 when compared to the same period in 2000 is also principally due to increases in shipping and warehousing costs, and administrative expenses.

Other Income and Expenses
-------------------------

The decrease in interest income for the nine months as well as the third quarter ended September 30, 2001, when compared to the same periods in 2000, is due to the collection of a note receivable during the latter part of 2000, as well as lower yields obtained during 2001 on cash and cash equivalents invested.

The increase in interest expense for the nine months and quarter ended September 30, 2001, when compared to the same periods in 2000, is the result of additional short term borrowings during the period (with repayment towards the end of the second quarter) and the increase in long term debt.

During the period ended September 30, 2000, the Company was negotiating a proposed merger with iTract, LLC, a developmental stage internet company.
Professional (legal, accounting and other expenses) services incurred in connection with such merger negotiations during the nine months and the quarter ended September 30, 2000 amounted to approximately $432,000 and $50,000, respectively.


FINANCIAL CONDITION
-------------------

The Company's financial condition at September 30, 2001 remains comparable with that of December 31, 2000. The Company's current ratio continues to be strong, with a ratio of 1.9 to 1 at September 30, 2001, compared to 1.6 to 1 at December 31, 2000.

At September 30, 2001, the Company had cash of approximately $707,000, compared to cash of $973,000 and short term investments of $500,000 at December 31, 2000. The decrease in cash at September 30, 2001 is principally due to cash out flows from operations ($419,000), additions to property and equipment ($193,000) and repayment of short and long-term debt ($319,000), offset by cash flows from proceeds of short and long-term debt ($422,000) and repayment by shareholder from advances previously made by the Company ($233,000).

Shareholders' equity at September 30, 2001 increased principally due to net income for the nine month period. No dividends were declared during the nine months ended September 30, 2001.

Current Liquidity and Capital Resources
---------------------------------------

The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under two lines of credit with two local commercial banks. The two credit facilities provide for borrowings up to $2 million, of which approximately $570,000 was available at September 30, 2001.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable.

                           PART II - Other Information
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In the opinion of the Company's management, the pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

The Company held its annual meeting of shareholders on October 26, 2001. At this meeting, shareholders were asked to vote on two proposals: the election of directors and the ratification of the Company's independent auditors. Quorum at the meeting consisted of 1,554,965 shares, or 82.5% of 1,883,822 total outstanding common shares. The proposals, together with voting results were as follows:


         PROPOSAL                  FOR          WITHHELD
-----------------------------   ---------       --------
1.Election of eight Directors
   Michael J. Spector           1,548,265         6,700
   Margaret D. Spector          1,548,265         6,700
   Blas R. Ferraiuoli           1,554,965             0
   Michael A. Rubin             1,554,965             0
   Ramon L. Dominguez           1,554,965             0
   Mark H. Greene               1,554,965             0
   John A. Wing                 1,554,965             0
   J. Fernando Rodriguez        1,548,465         6,500


2.Ratification of Deloitte &
  Touche LLP as independent
  auditors                         FOR           AGAINST
                                ---------       --------
                                1,554,965             0


There were no abstentions or broker non-votes on either proposal.


ITEM 5.  OTHER INFORMATION
         -----------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             --------

             None.


         (b) Reports on Form 8-K.
             --------------------

             The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MARGO CARIBE, INC.



Date:  November 14, 2001              By: /s/ Michael J. Spector
      ------------------              ----------------------------
                                        Michael J. Spector,
                                        Chairman of the Board and
                                        Chief Executive Officer




Date:  November 14, 2001              By: /s/ J. Fernando Rodriguez
       -----------------              -----------------------------
                                        J. Fernando Rodriguez
                                        President and Chief
                                        Operating Officer




Date:  November 14, 2001              By: /s/ Alfonso Ortega
      ------------------              ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer