Form 10-K
period 2001-12-31
MARGO CARIBE INC
filed 2002-03-28
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

                                    Yes X  No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant: $2,155,440 based on the last sales price of $3.50 per share on March 25, 2002 and 615,840 shares held by non-affiliates.

The  registrant  had  1,883,822  shares  of  common  stock,   $.001  par  value,
outstanding as of March 25, 2002.

                               MARGO CARIBE, INC.

                         2001 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I
------

ITEM 1.  BUSINESS...........................................................  1

ITEM 2.  PROPERTIES.........................................................  6

ITEM 3.  LEGAL PROCEEDINGS..................................................  7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS...........  8


PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS..........................................  9

ITEM 6.  SELECTED FINANCIAL DATA............................................ 10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION............................ 12

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..........................  19

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  20

ITEM 11.  EXECUTIVE COMPENSATION...........................................  22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.................................................  24

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  26


PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.................................................  28

                                     PART I
                                     ------

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
--------------------------

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

GENERAL
-------

     The principal business of Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") is the production and distribution of a wide range of both indoor and outdoor tropical foliage and flowering plants. The Company also distributes lawn and garden products and provides landscaping design, installation and maintenance services. The Company is also engaged in the manufacturing and distribution of "Rain Forest" products, which include planting media and aggregates. The Company's real estate development division is currently permitting and designing an affordable housing project in the Municipality of Arecibo, Puerto Rico.


PRINCIPAL OPERATIONS
--------------------

     During 2001 and 2000, the Company conducted operations in the Commonwealth of Puerto Rico ("Puerto Rico"). These operations are described below.

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

     Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor of Sunniland Corporation's fertilizer and pesticide products, Colorite garden hoses, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, and DEROMA Italian terracotta pottery for Puerto Rico and the Caribbean. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico.

     Rain Forest is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock, gravel and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

     Margo Development Corporation and Garrochales Construction and Development Corporation are presently engaged in obtaining development permits on a new site for the development of a residential housing project in the Municipality of Arecibo, Puerto Rico.

Production
----------

     The Company's plants are propagated by using cuttings, plugs, liners, seedlings, air layers, seeds and tissue cultures. Cuttings are obtained from the Company's own stock plants and from other nurseries for grow-out at the Company's facilities. The newly planted cuttings take from two months to five years to mature into finished products, depending on the variety. Bedding plants and annuals take from four to eight weeks to mature.

     The Company's products are either field grown or container grown, depending on the variety of plants and where they are grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Company produces both field and container grown material, as well as flowering, bedding plants and hanging baskets.

Marketing
---------

     The Company's marketing efforts are primarily directed at customers throughout Puerto Rico and the Caribbean.

     The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company targets construction and government projects which require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as The Home Depot, Wal*Mart Stores, Sam's Club, Kmart and Costco Wholesale), the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 2001, 2000 and 1999, the Company's two largest customers accounted for approximately 35%, 30% and 26% of the Company's net sales, respectively. The first customer (The Home Depot) accounted for 24% in 2001, 17% in 2000 and 14% in 1999, and the second customer (Wal*Mart Stores) accounted for 11% in 2001, 13% in 2000 and 12% in 1999 of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

Financial Information Relating to Industry Segments
---------------------------------------------------

     The Company has three reportable segments identified by line of business: the production and marketing of tropical and flowering plants, the sale of related lawn and garden products and the provision of landscaping services. The following table sets forth sales for industry segments for the years ended December 31, 2001, 2000 and 1999. The information is provided after the elimination of intercompany transactions.

                                            2001           2000           1999
                                            ----           ----           ----
                                                    (Amounts in 000's)
                                                    ------------------
               Plants                     $  3,786       $ 3,827         $ 3,781
               Lawn and garden products      2,845         2,104           1,120
               Landscaping                   2,554         2,372           1,300
                                          --------       -------         -------
                                          $  9,185       $ 8,303         $ 6,201
                                          ========       =======         =======

     Certain financial information  concerning industry segments is set forth in
Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 20 to the Company's Consolidated Financial Statements included as Item 8 to this Annual Report on Form 10-K.

Trade Names and Trademark
-------------------------

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

Competition
-----------

     At the present time, the Company's sales efforts are primarily focused in Puerto Rico and the Caribbean. The Company enjoys an advantage over its competitors because it is the largest producer of quality nursery products in Puerto Rico. The Company continues expanding its operations in Puerto Rico. Most of the Company's competitors in Puerto Rico and the Caribbean are smaller nurseries and landscapers.

Seasonality
-----------

     The demand for plants in Puerto Rico is year round, with increased demand during spring, late fall and winter.

Employees
---------

     At December 31, 2001, the Company had 162 full time employees, of which 140 were directly involved in nursery production, distribution of lawn and garden products and landscaping activities, and 22 were involved in sales, accounting and administration. None of its employees are represented by a union.

Government Regulation
---------------------

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

Natural Hazards
---------------

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of March 25, 2002, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverages during the past five years, and no assurance can be given that the Company will be able to obtain such insurance coverages in the foreseeable future.

     The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company's newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. Each of the Company's locations currently has access to a plentiful water supply and facilities for the protection of many of their weather sensitive plants.

FUTURE OPERATIONS
-----------------

       The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico as well as the Caribbean. The Company's Board of Directors has determined that these operations present the Company's most attractive opportunities for the near future. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region.

     The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has seven stores in Puerto Rico and plans to open one more store during 2002.

     The Company is the largest supplier of live goods (plant material) to Wal*Mart International, which presently has ten stores throughout Puerto Rico, including a recently opened "super center". The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

     The Company is also a supplier to Kmart Corporation in Puerto Rico. Kmart has 24 stores in Puerto Rico and four stores in the U.S. Virgin Islands. Kmart promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

     During the fourth quarter of 2001, the Company became a supplier to Costco Wholesale, which opened 2 stores in Puerto Rico and plans to open two additional stores during 2002.

     At December 31, 2001, the Company was engaged in the landscaping of a commercial shopping center in the Municipality of Dorado, Puerto Rico, as well as the landscaping of a state road for the Municipality of Bayamon. The Company also has monthly maintenance contracts with various commercial shopping centers and housing communities.

     During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential housing project. The Company paid $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as obtaining development permits for this site. The Company recently received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance in purchasing homes from this project.

PUERTO RICO TAXES
-----------------

     The Company's operations of lawn and garden products, landscaping services and real estate development are fully taxable and subject to Puerto Rico income, property, municipal and other taxes.

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

ITEM 2.  PROPERTIES

     During 2001, the Company conducted its operations from nursery facilities located in Puerto Rico.

Vega Alta Nursery Facility
--------------------------

     The Company leases a 92 acre nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This facility includes the Company's corporate offices, approximately 1,130,000 square feet of shadehouses, propagation and mist facilities, and a 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, as well as one residence for a field supervisor.

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

     During the years ended December 31, 2001 and 2000, total lease payments to the Spectors amounted to approximately $288,000 and $290,000, respectively (not including the monthly payments for the option referred to above).

Barranquitas Nursery Facility
-----------------------------

     Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the first year of the initial term of the lease, monthly payments amount to $4,500. During the remaining four years of the initial term of the lease, monthly payments amount to $5,000. During the first and second renewal terms, monthly payments increase to $6,000 and $7,000, respectively. The lease agreement does not provide for any purchase option. For the years ended December 31, 2001 and 2000, total lease payments amounted to $60,000.

Other Vega Alta Facilities
--------------------------

     On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Government of the Commonwealth of Puerto Rico). The two parcels are adjacent to each other, have a total area of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. Either party can terminate the lease upon 30 days written notice. For each of the years ended December 31, 2001 and 2000, lease payments amounted to approximately $34,000. During December 2001, the Company terminated this lease agreement with the Puerto Rico Land Authority because it was determined that the land was not suitable for its intended use since it is subject to flooding.

Land held for Future Development
--------------------------------

     On December 13, 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is currently in the process of obtaining development permits, and expects to commence construction during the fourth quarter of 2002.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

      The proposals submitted for consideration at the Company's Annual Meeting of Shareholders held on October 26, 2001, and the results of the voting thereon were included under Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and are incorporated herein by reference.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

     The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 2001 and 2000. The last reported sales price for the Common Stock on March 25, 2002 was $3.50 per share.

                             2001                      2000
                      -----------------       --------------------
  Quarter:             High      Low            High          Low
  --------             ----      ---            ----          ---

  First                $3.38    $1.75         $29.50        $ 2.30

  Second                3.50     2.00          29.00          8.00

  Third                 5.10     2.40           9.75          5.50

  Fourth                5.25     3.10           5.50          1.75


     There were approximately 62 holders of record of the common stock as of December 31, 2001. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners. As of March 25, 2002, the Company had 1,883,822 shares of common stock outstanding.

     The Company did not pay any dividends on its common stock during 2001 or 2000. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for Margo Caribe, Inc. on a historical basis, for each of the five years ended December 31, 2001. The selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Consolidated Financial Statements.




                                                 MARGO CARIBE, INC. AND SUBSIDIARIES

                                                       Selected Financial Data




                                                                                    Years Ended December 31,
                                                           -------------------------------------------------------------------------
Earnings Statement Data:                                        2001         2000            1999           1998            1997
                                                                ----         ----            ----           ----            ----
   Net sales                                               $ 9,184,621   $ 8,302,810     $ 6,201,233    $ 5,349,244     $ 6,548,912
   Gross profit                                              3,389,274     2,134,463       2,230,111      1,726,173       1,365,335
   Selling, general and administrative expenses              3,021,016     2,583,012       2,395,350      2,122,976       2,604,106
   Income (loss) from operations                               368,258      (448,549)       (165,239)      (396,803)     (1,238,771)
   Net income (loss)                                           338,443    (1,022,733)       (127,867)    (1,112,837)       (750,534)
   Net income (loss) per common share - basic and diluted  $      0.18   ($     0.54)    ($     0.07)   ($     0.59)    ($     0.40)
   Weighted average number of common shares outstanding      1,882,877     1,881,440       1,875,322      1,878,655       1,895,322

Balance Sheet Data:
   Working capital                                         $ 3,348,454   $ 2,290,314     $ 4,306,446    $ 3,396,453     $ 4,151,894
   Total assets                                              9,009,021     9,375,396       8,916,981      7,990,208       8,952,088
   Long-term debt (excluding current portion)                  307,528       239,482         338,597         85,880         252,883
   Stockholders' equity                                      5,579,581     5,238,888       6,241,776      6,369,643       7,529,980


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MOST SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

       The  Company's  accounting  policies are in  conformity  with  accounting principles generally accepted in the United States of America and have been consistently applied as of and for the years ended December 31, 2001, 2000 and 1999. The most significant accounting policies are detailed below. For additional accounting policies, see "Note 1 - Business and Summary of Significant Accounting Policies", to the accompanying audited consolidated financial statements.

     Revenue  recognition - the Company  recognizes sales of plants and lawn and
     --------------------
     garden products upon shipment from its facilities to customers. Revenues from sales of landscaping services are recognized as plants are installed at the customers' facilities.

     Accounts  receivable - are recorded at net realizable  value.  The Company
     --------------------
     provides an allowance for the collection of doubtful accounts in an amount that management believes is adequate to absorb estimated losses on existing accounts receivable that are estimated (or identified) to be uncollectible based on evaluations of collectibility and prior credit experience.

     Inventory - inventory of plants includes the cost of seeds, cuttings, pots,
     ---------
     soil, and an allocation of chemicals, fertilizers, direct labor and overhead costs such as depreciation and rent, among others. Inventory of plants are stated at the lower of cost (first-in, first-out) or market. Inventory of lawn and garden products are stated at the lower of average cost or market.

OVERVIEW
--------

     The Company continued to experience sales growth during 2001, despite a slowing local and U.S. economy. This growth was obtained through the addition of new products and increasing the customer base in Puerto Rico and the Caribbean.

     For the year ended December 31, 2001, the Company had consolidated net income of approximately $338,000, compared to net losses of $1,023,000 and $128,000 in 2000 and 1999, respectively. These amounts represent a consolidated net income (loss) per common share of $.18, ($0.54) and ($.07) for 2001, 2000 and 1999, respectively.

      The Company's increase in net income for the year ended December 31, 2001 was due to increases in sales and higher gross profits, which were offset, in part, by an increase in selling general and administrative expenses, resulting in income from operations of approximately $368,000.

     The Company's net loss for the year ended December 31, 2000 was principally due to the write off of unsalable inventory to cost of sales, with an approximate net carrying amount of $439,000, resulting in a loss from operations of approximately $449,000. This loss from operations was further increased by non-recurring expenses related to the termination of a proposed merger of approximately $553,000, charged as other expenses.

     The Company's net loss for the year ended December 31, 1999, was due to an operating loss of approximately $165,000, which was offset by other income of $37,000. The operating loss for the year ended December 31, 1999 was principally due to an increase in selling, general and administrative expenses incurred during that year.

     The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. However, as of March 25, 2002, the Company had been unable to obtain adequate crop insurance coverage at a reasonable cost for its inventories nor business interruption coverage for its operations. The Company intends to continue to seek to obtain crop insurance and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverages during the past five years and no assurance can be given that the Company will be successful in obtaining such coverages in the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Sales
-----

      Consolidated net sales for the year ended December 31, 2001 were approximately $9,185,000, representing an increase of 11% over sales of $8,303,000 in 2000. This increase in sales was principally due to a 35% increase in sales of lawn and garden products ($741,000), and an 8% increase in revenues from landscaping services ($182,000). Sales of plant material decreased by $41,000. Increase in sales of lawn and garden products was spread among retail chain stores. Increase in revenues from landscaping services was due to increased project volume, specifically during the fourth quarter of 2001.

     Consolidated   net  sales  for  the  year  ended  December  31,  2000  were approximately $8,303,000, representing an increase of 34% over sales of $6,201,000 in 1999. The increase in sales for 2000 was principally due to an increase in revenues from the volume of landscaping services ($1,072,000), and an increase in sales of lawn and garden products ($984,000) to retail chain stores such as The Home Depot, Wal*Mart and Sam's Club, Costco Wholesale and Kmart, with Rain Forest products representing the major increase. Sales of plant material only increased marginally during 2000.

Gross Profits
-------------

     The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                  Years ended December 31,
                                              -------------------------------
                                                2001        2000        1999
                                              -------     -------     -------
Net sales                                       100.0%      100.0%      100.0%
Cost of sales                                    63.1        74.3        64.0
                                              -------     -------     -------

Gross profit                                     36.9        25.7        36.0
Selling, general and administrative expenses     32.9        31.1        38.6
                                              -------     -------     -------
Income (loss) from operations                     4.0        (5.4)       (2.6)
Interest income (expense), net                   (0.5)        (.4)         .9
Other income (expenses),  net                     0.3        (6.5)        (.4)
                                              -------     -------     -------
Income (loss) before income tax provision         3.8       (12.3)       (2.1)
Income tax provision                           --          --          --
                                              -------     -------     -------
Net income (loss)                                 3.8       (12.3)       (2.1)
                                              =======     =======     =======

     The table above reflects that consolidated gross profits as a percentage of net sales were approximately 37%, 26%, and 36%, for the years ended December 31, 2001, 2000 and 1999, respectively.

       The Company's consolidated gross profit for the year ended December 31, 2001 was 37% compared to 26% in 2000, representing an overall increase of 11%. The increase in gross profit was spread among all business segments. Gross profit from sales of plant material during 2001 was approximately 38% compared to 25% in 2000. This increase was due to a higher volume of sales (although overall sales of plant material remained comparable) of certain varieties of plants with higher gross profit, and the fact that during 2001, there were significantly less charges to cost of sales from both the maintenance and write-off of unsalable inventory, as experienced in 2000. Gross profit from sales of lawn and garden products during 2001 was approximately 41% compared to 31% in 2000. This increase was also due to a higher volume of sales of products with higher gross profit, and the fact that during 2001 there were no write-offs of unsalable inventory as experienced in 2000. Gross profit on revenues from landscaping services was approximately 31% in 2001 compared to 22% in 2000. This increase was the result of improved performance in project management and execution during 2001.

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

This decrease was also due to a year-end write-off of unsalable inventory of approximately $156,000. Gross profit from landscaping services also decreased in 2000 to approximately 22% from 25% in 1999. This 3% decrease in gross profit during 2000 was due to a low gross profit from a project which accounted for 26% of landscaping revenues for 2000.

Selling, General and Administrative Expenses
--------------------------------------------

      The Company's selling, general and administrative expenses ("SG&A") for 2001 were approximately $3,021,000 compared to $2,583,000 in 2000, representing an increase of 17% in dollar terms, and an increase of 2% as a percentage of sales. The increase in SG&A (in dollar terms) was the result of increases in shipping and general and administrative expenses and were experienced evenly throughout the year. Increase in shipping expenses resulted from increased volume, specifically in sales of lawn and garden products; however, they remained comparable as a percentage of sales. Increase in general and administrative expenses was principally in compensation, as a result of the hiring of a new chief operating officer for the Company.

     The Company's SG&A for 2000 were approximately $2,583,000 compared to $2,395,000 in 1999, representing an increase of 8% in dollar terms, and a decrease of 8% as a percentage of sales. The increase in SG&A (in dollar terms) for 2000 was due to increases in shipping, selling and landscaping costs and expenses, principally from increased sales volume in lawn and garden products and landscaping services.

Other Income and Expense
------------------------

     During April 2000, the Company entered into an agreement to merge with a privately held development stage internet company (iTract, LLC). Because several of the conditions necessary for the merger to proceed did not occur by the agreed upon date of March 1, 2001, the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to continue with the transaction and on March 5, 2001, voted to terminate the merger agreement.

     Other expenses for the year ended December 31, 2001 were approximately $30,000 compared to $574,000 for 2000. The decrease in other expenses for 2001 was principally due to the non-recurring merger related expenses of $553,000 in 2000, in connection with the terminated merger agreement mentioned above.

      Interest income for the year ended December 31, 2001 decreased when compared to that of 2000 principally from the collection of a note receivable during the latter part of 2000 and the offsetting of short-term investments pledged as collateral on notes payable during 2001, as well as lower yields obtained during 2001 (from decreases in interest rates) on short-term investments and cash equivalents.

      Interest expense for the year ended December 31, 2001 decreased when compared to that of 2000 as a result of lower interest rates experienced during 2001, as well as the offsetting of short-term investments to a related note payable. This decrease in interest expense was offset, in part, by an increase in long-term debt.

     Interest income for the year ended December 31, 2000 remained comparable to that of 1999, as a result of similar investments yielding similar interest income.

       Interest expense for the year ended December 31, 2000 increased by approximately $94,000 compared to that of 1999 due to increased borrowings of notes payable to finance terminated merger plan expenses, as well as to finance on a short-term basis the acquisition of land held for future development.

Write Down of Note Receivable
-----------------------------

     The Company owns a note receivable from the sale of a former subsidiary to a Dominican Republic company, which had a carrying value of $100,000 at December 31, 1998. The note is guaranteed by a junior lien on the borrower's property and equipment located in the Dominican Republic. In February 1997, the Company modified repayment terms waiving interest and principal payments until January 2000. The borrower did not comply with any of the modified repayment terms. As a result, during the fourth quarter of 1999, the Company wrote down the carrying value of the note to $20,000, and included the $80,000 charge as an other expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

FINANCIAL CONDITION
-------------------

     At December 31, 2001, the Company had cash of approximately $839,000, compared to cash of $973,000 at December 31, 2000. The decrease in cash at December 31, 2001 was principally due to net cash outflows from operating activities of $243,000, offset by net cash flows from investing activities of $38,000 and financing activities of $71,000. Among the net cash outflows from operations was an increase in accounts receivable and inventory (which resulted from reduced collections of receivables of $619,000 and an additional investment in inventories of $340,000), and the acceleration in payment of accounts payable of $226,000. Net cash flows from investing activities included, among others, the collection of $349,000 from the Company's principal shareholder, offset by purchases of equipment of $239,000. Net cash flows from financing activities included among others, an increase in long-term debt of $222,000, offset by repayments of $128,000. At December 31, 2001, the Company's current ratio improved to 2.1 to 1, compared to 1.6 to 1 at December 31, 2000.

     The overall decrease in total liabilities at December 31, 2001 was due to the acceleration in payments of accounts payable previously mentioned and the application of short-term investments to pay off notes payable of $500,000. As a result, the Company's debt to equity ratio at December 31, 2001 improved to 61%, compared to 79% at December 31, 2000.

     Stockholders' equity at December 31, 2001 increased principally due to results of operations for the year. During the year ended December 31, 2001, the Company issued 1,500 shares of common stock in connection with the conversion of stock options. There were no dividends declared during the year ended December 31, 2000.

CURRENT LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------

     The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. As a result, producers need to invest significant amounts of capital in stock plants and inventory. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital from cash flows from operations as well as borrowings under two short-term credit facilities with two local commercial banks. At December 31, 2001, the Company had $2 million of credit under these facilities, of which approximately $570,000 was available. During the first quarter of 2002, the Company replaced one of its existing $1 million credit facilities with a new $2.5 million credit facility with another commercial bank. As of March 25, 2002, the Company has $3.5 million under the two short-term credit facilities, of which approximately $1.6 million was available as of such date. The credit facility for $2.5 million is secured by the Company's trade accounts receivable and inventory. The other credit facility of $1 million is unsecured.

SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
--------------------------------------

     There were no significant fourth quarter adjustments for the year 2001.

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


INFLATION
---------

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

RISK MANAGEMENT
---------------

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2001, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverage during the past five years and no assurance can be given that the Company will be able to obtain such insurance coverages in the foreseeable future.

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 25, 2002. The background and experience of these persons are summarized in the paragraphs following the table.

Name (Age at March 25, 2002)                        Positions with the Company
----------------------------                        --------------------------
Michael J. Spector (55)               Chairman of the Board, Chief Executive Officer and Director
Margaret D. Spector (50)              Secretary and Director
Blas R. Ferraiuoli (57)               Director
Michael A. Rubin (59)                 Director
John A. Wing (65)                     Director
Ramon L. Dominguez (48)               Director
Mark H. Greene (54)                   Director
J. Fernando Rodriguez (38)            Director, President and Chief Operating Officer
Alfonso A. Ortega (48)                Vice President, Treasurer and Chief Financial Officer
Rene Llerandi (42)                    Vice President - Marketing

     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector devote their full time to the operations of the Company.

Background of Officers and Directors
------------------------------------

     Set forth below is a summary of the background of each person who was an officer or director of the Company as of March 25, 2002.

     MR.  SPECTOR  currently  serves  as the  Chairman  of the  Board  and Chief
Executive Officer of the Company. He has held these positions since the organization of the Company in 1981. His wife, Margaret D. Spector, is Secretary and a director of the Company.

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

     MR. WING was elected a director of the Company on October 26, 2001. Mr. Wing has been a professor of Law and Finance at the Illinois Institute of Technology and the Chairman of its Center for the Study of Law and Financial Markets since July 1998. From 1981 to July 1998, Mr. Wing was the Chairman of the Board and Chief Executive Officer of the Chicago Corporation. Director, AmerUS Life Holdings and LDF, Inc. (bank holding company).

     MR. DOMINGUEZ was elected as a director of the Company on October 26, 2001. Mr. Dominguez has served as the President of San Juan Holdings, Inc. (investment banking) since February 1998 and as the President of RD Capital, Inc. (broker-dealer) since July 1994.

     MR. GREENE was elected as a director of the Company on October 26, 2001. Mr. Greene has been a principal of the TJAC Group, a real estate development company involved in the development and management of shopping centers in Puerto Rico for more than five years.

     MR. RODRIGUEZ commenced as President and Chief Operating Officer of the Company on March 5, 2001. He was elected as a director of the Company on October 26, 2001. From March 1995 to March 2000, Mr. Rodriguez served as executive vice president of Retail Banking for Banco Santander Puerto Rico.

     MR. ORTEGA currently serves as the Vice President, Treasurer and Chief Financial Officer of the Company. He has held this position since he joined the Company in January 1993.

     MR. LLERANDI currently serves as Vice President of Marketing. He has held this position since April 1993. He joined the Company in 1988 as Sales Manager for Puerto Rico.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange
Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 2001. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that Michael Rubin and Mark Greene, each failed to timely file two reports related to the purchase of common shares and Michael J. Spector failed to timely file one report related to the purchase of common shares.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth information regarding compensation of the Company's Chief Executive Officer and the Company's President during each of the three years ended December 31, 2001, 2000 and 1999. Mr. Rodriguez was employed by the Company in March 2001. No other executive officer of the Company earned more than $100,000 during 2001.

                                       Annual Compensation
                             ---------------------------------------

                                                                    Number of
   Name of Individual and                                         Stock Options     Other Annual
  Position with the Company                     Salary     Bonus      Granted       Compensation
  -------------------------                     ------     -----      -------       ------------
Michael J. Spector                      2001   $102,000     $ -        2,500(2)       $8,000(1)
   Chairman,  Chief Executive           2000    104,000       -        2,500(2)          8,000
   Officer and Director                 1999    104,000       -        2,500(2)          8,000

J. Fernando Rodriguez, President        2001    118,000       -       25,000            4,600(3)

(1) Represents matching contribution under the Company's Salary Deferral Retirement Plan.
(2) Represents 2,500 options granted to his spouse, Margaret D. Spector for each of 1999, 2000 and
    2001. Mr. Spector may be deemed to beneficially own the options granted to Mrs. Spector.
(3) Represents matching contribution under the Company's Salary Deferral Retirement Plan.


Compensation of Directors
-------------------------

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

     During 2001, Messrs. Ferraiuoli, Rubin, Wing, Dominguez, Greene and Mrs. Spector each received options to acquire 2,500 shares of Common Stock at an exercise price of $3.75 ($4.13 for Mrs. Spector), expiring on October 29, 2011, in accordance with the 1998 Plan.

Grant of Stock Options
----------------------

      The table below provides certain information regarding stock options granted to the officers named in the Cash Compensation Table. No stock options were granted to Michael J. Spector during the year ended December 31, 2001, however, for SEC reporting purposes, Mr. Spector may be deemed to beneficially own the options granted to Margaret D. Spector.

                                                                                         Potential realizable
                                                                                           value at assumed
                                                                                         annual rates of stock
                                                                                          price appreciation
                                                                                            for option term
                                                                                         ---------------------
                         # of shares      % of total
                          underlying        options
                           options         in granted   Exercise Price   Expiration
         Name             granted(2)       Fiscal Year    ($/share)          Date           5%         10%
----------------------    ----------       -----------    ---------      -----------     --------    --------
Michael J. Spector(1)        2,500            6.25%        $4.13(3)         10-29-11      $ 4,945     $13,991
J. Fernando Rodriguez       25,000            62.5%        $2.06            03-02-11      $32,388     $82,076

(1) Represents options to acquire 2,500 shares granted to Margaret D. Spector.
(2) Options become exercisable at the rate of 20% on the first,  second,  third, fourth and fifth  anniversary of the grant date.
(3) The exercise price is based on the last sales price (at 110%) for the Company's common stock on October 26,
    2001, the date of grant.

Options Exercised During 2001 and Option Values at December 31, 2001
--------------------------------------------------------------------

     The following table sets information on outstanding options held by the Company's executive officers and their values at December 31, 2001. There were no exercises of options during 2001. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 28, 2001, the last day the common stock traded during 2001.


                                                             Number of Shares                  Value of Unexercised
                                                                Underlying                         In-The-Money
                                                            Unexercised Options                     Options at
                                                               at 12/31/01                     At 12/31/01 (1)(2)
                                                       -----------------------------    -------------------------------
                             Shares
                            Acquired       Value
          Name             On Exercise    Realized     Exercisable     Unexercisable     Exercisable      Unexercisable
          ----             -----------    --------     -----------     -------------     -----------      -------------
 Michael J. Spector(1)          -             -          40,500             7,000       $12,160(1&2)       $ 4,540(1&2)
 J. Fernando Rodriguez          -             -             -              25,000              -           $36,000(3)

---------------
(1) Includes 17,500 options held by Margaret D. Spector, the wife of Michael J. Spector.
(2) Based on the last sales price of $3.50 per share on December 28, 2001, and an exercise price of $3.16, $3.44, $1.65,
    $2.75 and $1.93 for 20,000, 17,500, 1,500, 1000 and 500 exercisable options, respectively, and an exercise price of
    $1.65,  $2.75, $1.93 and $4.13 for 1,000, 1,500, 2,000 and 2,500 of unexercisable options, respectively.
(3) Based on the last sales price of $3.50 on December  28, 2001 and an exercise price of $2.06.

Employment Contracts
--------------------

     The Company does not have an employment contract with any executive officer.

Salary Deferral Retirement Plan
-------------------------------

     During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees of Margo Caribe, Inc. who are at least 21 years of age and is effective from the date of employment. Under the terms of the retirement plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the year ended December 31, 2001, the Company paid approximately $53,000 representing the matching contributions under the retirement plan for all participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth, as of March 25, 2002, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) all executive officers and directors of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.


                           Security Ownership as of March 25, 2002
                           ---------------------------------------

           Name
           ----
 (Position with the Company)               Amount Beneficialy Owned(1)    Percent of Class(1)
 ---------------------------               ---------------------------    -------------------
Michael J. Spector                                 1,315,482(2)                    68.1%
(Executive Officer and Director)

Margaret D. Spector                                1,315,482(2)                    68.1%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico 00646
(Executive Officer and Director)

J. Morton Davis
D.H. Blair Investment Banking Corp.                  186,949(3)                     9.9%
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)
Blas R. Ferraiuoli (Director)                         14,500                       (4)

Michael A. Rubin (Director)                           19,500                        1.0%
John A. Wing (Director)                                2,000                       (4)
Ramon Dominguez (Director)                            11,000                       (4)

Mark Greene (Director)                                   600                       (4)

J. Fernando Rodriguez (President and                   6,700                       (4)
Director

All Executive Officers and                         1,395,282(1)                    70.6%
Directors as a Group
(7 persons)
--------------------
(1)  For each person or group, the amount shown as beneficially owned includes the number
     of shares  of  common  stock the  named  person(s)   has the right to  acquire  upon
     exercise of stock  options  that are  exercisable  within 60 days of March 25, 2002,
     (except in the case of the Spectors, in which case all shares that are issuable upon options are included irrespective of exercise date) as shown below:
     -   Michael J. Spector and Margaret D. Spector            47,500 shares
     -   Blas Ferraiuoli                                       11,000 shares
     -   Michael A. Rubin                                       7,000 shares
     -   John A. Wing                                                -
     -   Ramon Dominguez                                             -
     -   Mark Greene                                                 -
     -   J. Fernando Rodriguez                                  5,000 shares
     -   All Executive Officers and Directors, as a group      93,000 shares
     Percent of class does not include  shares of common stock  issuable upon exercise of stock options held by other persons.
(2)  Includes  945,594 shares held directly by Mr.  Spector,  298,388 shares held by Mrs.
     Spector and 24,000 held jointly.  Also includes  stock options to acquire 30,000 and
     17,500 shares held by Mr. Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3)  This amount  consists of 19,800 shares owned directly by J. Morton Davis and 158,649 shares  held in the  name of D.H.  Blair  Investment  Banking  Corp.,  a  registered broker-dealer,  which in turn is  controlled  by J. Morton Davis and of 8,500 shares owned by Rosalind  Davidowitz,  the spouse of Mr. Davis. This amount is based upon a
     Schedule 13G, as amended on March 25, 2002, filed with the  Securities  and Exchange
     Commission.
(4)  Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amount due from/to Principal Shareholder
----------------------------------------

     In connection with the settlement of litigation with the Company's former principal lender ("the Bank"), on May 29, 1996 the Company advanced $340,158 on behalf of Michael J. Spector, which was the portion of the settlement that corresponded to claims made by the Bank against Mr. Spector in his individual capacity. This amount was reduced by $66,506 that was due to Mr. Spector in connection with the purchase in 1996 of a residence from a partnership controlled by Mr. Spector. During 1997, the Company charged Mr. Spector for certain expenses paid on his behalf. During March 1998, the amount owed by Mr. Spector was converted into a non-interest bearing note due on March 2001. During March 2001, this note was renewed for an additional period of one year. During the fourth quarter of 2001, Mr. Spector repaid the entire amount of the note.

Lease and Option to Purchase Main Nursery Farm
----------------------------------------------

     Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the main Puerto Rico nursery farm. The lease had an initial term of five years renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of
(x) $24,000 per month or (y) the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company must pay all taxes on the property, maintain certain insurance coverages and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay the Spectors $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000. The lease is scheduled to terminate on December 31, 2002, however, the Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007.

     Effective January 1, 1994, the lease agreement was amended to include an additional 27-acre tract of land adjacent to the existing nursery facility for $1,750 per month. The lease terms for this additional tract did not include renewal or purchase options. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which granted the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party could terminate this portion of the lease upon 30 days prior written notice. In connection with this amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001, the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination. This agreement terminated effective February 1, 2000. See "Item 2 - Properties." During March 2001, the Spectors repaid $45,384 to the Company, representing the unamortized value of said improvements.

Landscaping services provided by the Company to Estancias de Cerro Mar, Inc.
----------------------------------------------------------------------------

     During 2001, the Company provided landscaping and landscape maintenance services to Estancias de Cerro Mar, Inc., an entity controlled by the Spectors, and charged approximately $279,000 for these services. The Company believes that the prices and other terms granted to the Spectors were at least as favorable to the Company as those charged to unrelated entities.

Certain Other Relationships
---------------------------

     During 2001, the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

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

     (2)  Financial Statement Schedules.

          Schedule II - Valuation and Qualifying Accounts is included on page F-28 of this Form 10-K. All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits.


   Exhibit
   Number                             Description
   ------                             -----------

   (a)(1)          Financial Statements and Financial Statement Schedules.
     and           ------------------------------------------------------
   (a)(2)
                   The information  called for by this section of Item 14 is set forth  in  the  Financial  Statements  and  Auditor's  Report
                   beginning  on page  F-2 of  this  Form  10-K.  The  index  to
                   Financial  Statements  and Schedules is set forth on page F-1 of this Form 10-K.
   (a)(3)          Exhibits.  The  Exhibits  set forth in the  following  Index
                   --------
                   of the Exhibits are filed as a part of this report:
   (2)(a)          Agreement and Plan of Merger dated November  17, 1997 between
                   Margo  Nursery  Farms,   Inc.  and  Margo  Transition  Corp.,
                   (incorporated by reference to Exhibit 1 to the Company's Form
                   8-K dated December 31, 1997).
   (2)(b)          Articles of Merger of Margo Nursery Farms,  Inc.  into  Margo
                   Transition  Corp.,  dated December 15, 1997, (incorporated by reference to Exhibit 2(a) to the Company's Form 8-K dated
                   December 31, 1997).
   (2)(c)          Certificate of  Merger of  Margo  Nursery Farms,  Inc.,  into
                   Margo  Transition Corp., dated  December 15, 1997,
                   (incorporated by reference to Exhibit 2(b) to the Company's
                   Form 8-K dated December 31, 1997).
   (3)(a)          Certificate   of   Incorporation   as  currently  in  effect
                   (incorporated by reference to same exhibit number to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1999).

   (3)(b) Certificate of Amendment dated May 29, 1998 to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K dated June 1, 1998)
   (3)(c) By-Laws as of January 1, 1998(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
   (4)(a) Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 of Form S-8 Registration Statement (No. 333-59619).
   (4)(b) 1998 Stock Option Agreement (Incorporated by reference to Exhibit No. 4.2 of Form S-8 Registration Statement (No. 333-59619).
   (4)(c) Form of Stock Option Agreement (Incorporated by reference to Exhibit No. 4.3 of Form S-8 Registration Statement (No. 333-59619).
    (10)            (a)  Material  contracts  incorporated by reference from the
                         Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed April 15,1993:
                         (i) Lease Agreement dated January 1, 1993 between the Company and the Spectors.
                    (b) Material contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed April 15, 1994:
                         (i) First Amendment to Lease Agreement dated January 1, 1994 between the Company and the Spectors.
                    (c) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994:
                         (i) Loan Commitment Agreement, dated December 15, 1994 between Puerto Rico Farm Credit ACA and the Company.
                    (d) Material contract incorporated by reference from Form 8-K dated November 28, 1997:
                         (i) Mortgage Note, dated November 28, 1997, in the amount of $475,000
                    (e) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997:
                         (i)  Lease and Purchase  Agreement,  dated  October 31,
                              1996 among Cali Orchids, Inc. and the Company.
                         (ii) Stock  Option  Agreement,  dated  August 9, 1996,
                              with Frederick D. Moss.
                         (iii)Stock  Option  Agreement,  dated  August 9, 1996,
                              with Blas R. Ferraiuoli.
                         (iv) Stock  Option  Agreement,  dated  August 9, 1996,
                              with Michael A. Rubin.
                         (v) Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.
                         (vi) Stock  Option  Agreement,  dated  July  9,  1993,
                              with Margaret D. Spector.

                         (vii)Stock Option  Agreement,  dated July 9, 1993, with
                              Blas R. Ferraiuoli.
                         (viii) Stock Option  Agreement,  dated August 9, 1996,
                                with Margaret D. Spector.
                    (f) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998:
                         (i) Promissory note of the Spectors dated as of March 1, 1998.
                        (ii) Second Amendment to lease Agreement dated as of January 1, 1998, between the Company and the Spectors.
                    (g) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999: (i) Lease agreement dated March 24, 1999 with the Puerto Rico Land Authority.
                         (ii) Lease agreement dated March 24, 1999 with the
                              Puerto Rico Land Authority.
                    (h)  Material contract filed herewith:

                         (i) Master  Promissory  Note for $2.5  million  with
                             Scotiabank of Puerto Rico dated January 25, 2002.

(21)               List of Registrant's Subsidiaries (Incorporated by  reference from same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

(23)               Consent of Deloitte & Touche.




(b)                Reports on Form 8-K.
                   -------------------

                   Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 2002               By:   /s/ Michael J. Spector
                                           -------------------------------------
                                           Michael J. Spector, Chairman of
                                           the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.



Dated:  March 27, 2002               By:   /s/ Michael J. Spector
                                           -------------------------------------
                                           Michael J. Spector, Chairman of
                                           the Board and Chief Executive Officer


Dated:  March 27, 2002               By:   /s/ Margaret D. Spector
                                           ---------------------------------
                                           Margaret D. Spector, Director

Dated:  March 27, 2002               By:   /s/ Blas  R. Ferraiuoli
                                           ----------------------------
                                           Blas R. Ferraiuoli, Director

Dated:  March 27, 2002               By:   /s/ Michael A. Rubin
                                           --------------------------
                                           Michael A. Rubin, Director

Dated:  March 27, 2002               By:   /s/ John A. Wing
                                           ----------------------
                                           John A. Wing, Director

Dated:  March 27, 2002               By:   /s/Ramon Dominguez
                                           -------------------------
                                           Ramon Dominguez, Director

Dated:  March 27, 2002               By:   /s/ J. Fernando Rodriguez
                                           -------------------------------
                                           J. Fernando Rodriguez, Director
                                                President and Chief
                                                 Operating Officer

Dated:  March 27, 2002               By:   /s/ Alfonso A. Ortega
                                           -------------------------
                                           Alfonso A. Ortega Perez,
                                          Vice President, Treasurer,
                                             Chief Financial and
                                              Accounting Officer

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                      For the year ended December 31, 2001

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                      For the year ended December 31, 2001

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


Schedules
---------

Schedule II - Valuation and Qualifying Accounts               F-28


     All other schedules have been omitted since the required information is not presented or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 22, 2002


Stamp No. 1775087
affixed to original.



                           MARGO CARIBE, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               December 31, 2001 and 2000

                                         ASSETS
                                         ------

                                                                 2001           2000
                                                             -----------    -----------
Current Assets:
  Cash and equivalents                                       $   838,921    $   973,061
  Short term investments                                            --          500,000
  Accounts receivable, net                                     1,798,251      1,235,706
  Inventories                                                  3,510,381      3,170,074
  Current portion of notes receivable                             26,331           --
  Prepaid expenses and other current assets                      296,482        308,499
                                                             -----------    -----------
     Total current assets                                      6,470,366      6,187,340

Property and equipment, net                                    1,398,689      1,676,158
Land held for future development                               1,053,406        988,485
Due from shareholder                                                --          394,269
Notes receivable, net of current portion                          42,164         60,754
Other assets                                                      44,396         68,390
                                                             -----------    -----------

     Total assets                                            $ 9,009,021    $ 9,375,396
                                                             ===========    ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
  Current portion of long-term debt                          $   129,047    $   103,403
  Notes payable                                                1,930,500      2,455,500
  Accounts payable                                               868,071      1,138,979
  Accrued expenses                                               194,294        199,144
                                                             -----------    -----------
     Total current liabilities                                 3,121,912      3,897,026

Long-term debt, net of current portion                           307,528        239,482
                                                             -----------    -----------
     Total liabilities                                         3,429,440      4,136,508
                                                             -----------    -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                             --             --
  Common stock, $.001 par value; 10,000,000
    shares authorized, 1,923,622 and 1,922,122
    shares issued, 1,883,822 and 1,882,322
    shares outstanding in 2001 and 2000, respec-
    tively                                                         1,924          1,922
  Additional paid-in capital                                   4,659,792      4,657,544
  Retained earnings                                            1,014,153        675,710
  Treasury stock, 39,800 common shares, at cost                  (96,288)       (96,288)
                                                             -----------    -----------
     Total shareholders' equity                                5,579,581      5,238,888
                                                             -----------    -----------

     Total liabilities and shareholders' equity              $ 9,009,021    $ 9,375,396
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                                          F-3


                              MARGO CARIBE, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           Years ended December 31, 2001, 2000, 1999


                                                       2001           2000           1999
                                                   -----------    -----------    -----------
Net sales                                          $ 9,184,621    $ 8,302,810    $ 6,201,233

Cost of sales                                        5,795,347      6,168,347      3,971,122
                                                   -----------    -----------    -----------

   Gross profit                                      3,389,274      2,134,463      2,230,111

Selling, general and administrative expenses         3,021,016      2,583,012      2,395,350
                                                   -----------    -----------    -----------

   Income (loss) from operations                       368,258       (448,549)      (165,239)
                                                   -----------    -----------    -----------

Other income (expense):
   Interest income                                      69,327        104,214        105,914
   Interest expense                                   (122,984)      (140,431)       (46,876)
   Write-down of note receivable                          --            --           (80,000)
   Recovery from damages caused by hurricane              --            --            12,880
   Terminated merger expenses                             --         (553,101)          --
   Other income                                         23,842         15,134         45,454
                                                   -----------    -----------    -----------

     Total other income (expense)                      (29,815)      (574,184)        37,372
                                                   -----------    -----------    -----------

Net income (loss)                                  $   338,443    $(1,022,733)   $  (127,867)
                                                   ===========    ===========    ===========

Basic and diluted income (loss) per common share
                                                   $       .18    $      (.54)   $      (.07)
                                                   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.



                                         MARGO CARIBE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     Years Ended December 31, 2001, 2000 and 1999


                               Outstanding
                                  Common          Common     Additional
                                  Stock           Stock        Paid-in      Retained       Treasury
                                  Shares          Amount       Capital      Earnings         Stock           Total
                                -----------     -----------  -----------   -----------    -----------    -----------
Balance at December 31, 1998      1,875,322     $     1,915  $ 4,637,706   $ 1,826,310    $   (96,288)   $ 6,369,643

Net loss                               --              --           --        (127,867)          --         (127,867)
                                -----------     -----------  -----------   -----------    -----------    -----------
Balance at December 31, 1999      1,875,322           1,915    4,637,706     1,698,443        (96,288)     6,241,776
Issuance of common stock from
  Conversion of stock options         7,000               7       19,838          --             --           19,845
Net loss                               --              --           --      (1,022,733)          --       (1,022,733)
                                -----------     -----------  -----------   -----------    -----------    -----------

Balance at December 31, 2000      1,882,322           1,922    4,657,544       675,710        (96,288)     5,238,888
Issuance of common stock from
  Conversion of stock options         1,500               2        2,248          --             --            2,250
Net income                             --              --           --         338,443           --          338,443
                                -----------     -----------  -----------   -----------    -----------    -----------
Balance at December 31, 2001      1,883,822     $     1,924  $ 4,659,792   $ 1,014,153    $   (96,288)   $ 5,579,581
                                ===========     ===========  ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.



                               MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended December 31, 2001, 2000 and 1999

                                                          2001           2000           1999
                                                      -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                     $   338,443    $(1,022,733)   $  (127,867)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                         497,051        434,176        543,165
    Write-down of note receivable                            --             --           80,000
    Write off of unsalable inventory                         --          439,000           --
    Provision for bad debts                                71,000         41,289         86,000
    Loss (gain) on disposition of equipment                 4,367           --          (16,451)
  Changes in assets and liabilities  affecting cash
    flows from operating activities:
      Accounts receivable                                (618,545)      (175,273)       152,735
      Inventories                                        (340,307)      (500,666)      (844,036)
      Prepaid expenses and other current assets            12,017        (45,052)       (72,643)
      Other assets                                         23,994         56,418        (71,176)
      Accounts payable                                   (226,119)       214,422        147,532
      Accrued expenses                                     (4,850)        16,749        (28,682)
                                                      -----------    -----------    -----------
Net cash used in operating activities                    (242,949)      (541,670)      (151,423)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                   (238,949)      (306,977)      (394,688)
   Proceeds from sale of equipment                           --             --           59,910
   Investment in land held for future development         (64,921)      (934,363)          --
   Increase in notes receivable                           (18,193)          --           (5,611)
   Collection from advances from(to)shareholder           349,480        (58,659)
   Collection of notes receivable                          10,452        482,161          3,109
                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities        37,869       (817,838)      (337,280)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
   Increase in notes payable                              200,000      1,355,500        600,000
   Repayment of notes payable                            (225,000)          --             --
   Issuance of common stock from conversion
     of stock options                                       2,250         19,845           --
   Proceeds from long-term debt                           222,051           --          395,418
   Repayments of long-term debt                          (128,361)      (125,368)      (171,513)
                                                      -----------    -----------    -----------
Net cash provided by financing activities                  70,940      1,249,977        823,905
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and equivalents          (134,140)      (109,531)       335,202
Cash and equivalents at beginning of year                 973,061      1,082,592        747,390
                                                      -----------    -----------    -----------
Cash and equivalents at end of year                   $   838,921    $   973,061    $ 1,082,592
                                                      ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

Note 1 - Business and Summary of Significant Accounting Policies
----------------------------------------------------------------

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

(b)  Cash Equivalents
     ----------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents. At December 31, 2001 and 2000, cash and equivalents include $500,000 invested in a certificate of deposit bearing interest at 1.5% and 5.35%, respectively, which has been pledged as collateral for notes payable (refer to Note 9).

(c)  Inventories
     -----------

Inventories of plant material include the cost of seeds, cuttings, pots, soil, and an allocation of chemicals, fertilizers, direct labor and overhead costs such as depreciation and rent, among others. Inventories of plant material are stated at the lower of cost (first-in, first-out) or market. Inventories of lawn and garden products are stated at the lower of average cost or market.

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

(f)  New Accounting Pronouncements
     -----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the use the pooling of interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

The adoption of SFAS No. 141 and 142 did not have any effect on the Company's results of operations or financial condition.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long lived assets. The Statement superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001. This statement did not have a significant effect on the Company's results of operations or financial condition.

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

(h)  Income (loss) per Common Share
     ------------------------------

The Company reports its earnings per share ("EPS") using Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

(j)  Accounting for Stock-Based Compensation Plans
     ---------------------------------------------

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

(k)  Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that are estimated to be uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

Direct and indirect costs that are capitalized as part of inventory of plant material which management estimates cannot be recovered from future sales of plant inventory are charged to cost of sales. Management's determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgement with respect to the future marketability of the inventory.

The Company has a deferred tax asset (refer to Note 11) of approximately $753,000 which is offset in full by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if future income increases.


Note 2 - Inventories
--------------------

At December 31, 2001 and 2000, inventories comprised the following:


      Description                       2001          2000
-------------------------            ----------    ----------

Plant material                      $2,813,920    $2,556,984
Lawn and garden products               362,273       250,135
Raw material and supplies              334,188       362,955
                                    ----------    ----------

                                    $3,510,381    $3,170,074
                                    ==========    ==========

Note 3 - Accounts Receivable
----------------------------

At December 31, 2001 and 2000, accounts receivable comprised the following:

     Description                      2001              2000
-------------------------          ----------        ---------

Trade receivables                  $1,822,315       $1,312,179
Government reimbursement               64,277           55,000
Accrued interest                          390            9,590
Employee advances                       8,367            7,024
Other accounts receivable              37,902           16,913
                                    ----------       ---------
                                    1,933,251        1,400,706
Less allowance for doubtful
  accounts                           (135,000)        (165,000)
                                   ----------        ---------

                                   $1,798,251       $1,235,706
                                   ==========       ==========

Included within trade receivables are approximately $59,000 due from Estancias de Cerro Mar, Inc. ("Estancias"), an entity controlled by the Company's principal shareholder. During the year ended December 31, 2001, the Company billed approximately $279,000 to Estancias for landscaping and landscape maintenance services.


Note 4 - Short Term Investments
-------------------------------

At December 31, 2000, short term investments consisted of a $500,000 certificate of deposit bearing interest at 6.5%, which was pledged as collateral for notes payable (refer to Note 9).

Note 5 - Notes Receivable
-------------------------

At December 31, 2001 and 2000, notes receivable comprised the following:

             Description                                  2001            2000
--------------------------------------------            ---------       --------

Note receivable from the sale of a former
 Dominican Republic subsidiary, with an
 original balance of $997,000 written down
 due to unfavorable collection experience                $ 20,000       $ 20,000

10% note, collateralized by real
 property                                                  26,331         26,331

Non-interest bearing notes, due on demand,
 personally guaranteed by present
 Company personnel                                         22,164         14,423
                                                         --------       --------

                                                           68,495         60,754
Less current portion                                      (26,331)          --
                                                         --------       --------

                                                         $ 42,164       $ 60,754
                                                         ========       ========

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral.


Note 6 - Property and Equipment
-------------------------------

At December 31, 2001 and 2000, property and equipment comprised the following:

                                    2001           2000
                                -----------    -----------

Leasehold improvements          $ 1,364,949    $ 1,338,304
Equipment and fixtures            1,585,675      1,443,925
Transportation equipment            460,232        442,189
Real estate property                224,327        224,327
                                -----------    -----------
                                  3,635,183      3,448,745
Less accumulated depreciation
   and amortization              (2,236,494)    (1,772,587)
                                -----------    -----------

                                $ 1,398,689    $ 1,676,158
                                ===========    ===========

During the years ended December 31, 2001, 2000 and 1999, depreciation expense charged to production was approximately $315,000, $261,000, and $293,000, respectively.

Note 7 - Land Held for Future Development
-----------------------------------------

During December 2000, the Company exercised an option agreement and purchased approximately 109 acres of land in Arecibo, Puerto Rico at a total cost of approximately $988,000. The Company intends to develop this land into residential homes.

Note 8 - Due from Shareholder
-----------------------------

At December 31, 2000, amount due from shareholder principally arose from the settlement of litigation with the Company's former principal lender, as well as other advances made by the Company on his behalf. During 2001 the Company's major shareholder repaid the outstanding balance of $394,269.

Note 9 - Notes Payable
----------------------

At December 31, 2001 and 2000, the Company had short-term borrowings with various commercial banks in Puerto Rico, comprised of the following:

         Description                              2001              2000
----------------------------------------       ---------         ---------

Unsecured  commercial line of credit
  of $1 million,  bearing interest at
  2% over Libor rate (4.6% at December
  31,2001) due in June 2002                    $ 800,000          $600,000

Commercial  line of credit of $1 million,
  bearing  interest at 1.8% over Libor
  rate (3.66% at December 31,2001) due
  on January 15, 2002, personally
  guaranteed by the Company's principal
  shareholder and  collateralized by the
  92 acre facility leased to the Company
  (see Note 15(a)). This note was
  refinanced upon maturity.                      630,500           855,500

Note payable,  collateralized by short
  term borrowings invested in a certifi-
  cate of deposit,  bearing interest
  at 1% over interest earned by the
  certificate (6.5% at December 31,
  2000) due on demand                                  -          500,000



                                                                     (continues)

Notes payable, collateralized by cash
   equivalent invested in a
   certificate of deposit,  bearing
   interest at 1% over interest earned
   by the  certificate (ranging from
   2.29% to 2.90% at December 31, 2001)
   due on demand                                 500,000          500,000
                                              ----------         ---------

                                              $1,930,500        $2,455,500

Note 10 - Long-Term Debt
------------------------

At December 31, 2001 and 2000, long-term debt comprised the following:


         Description                             2001              2000
------------------------------------          ----------         ---------

Five-year term loans, bearing interest
  at 2% over Libor rate (4.6% at
  December 31, 2001), payable in
  monthly installments of $10,754,
  through June 2006                             $436,575          $318,610

Five-year  term loans,  variable
  interest  rate,  8.50% at December 31,
  2000, payable in quarterly
  installments  of  approximately
  $8,000 through  October 2001,
  including interest. The loans are
  collateralized by transportation
  and farm equipment                                  -             24,275
                                              ----------         ---------

                                                 436,575          342,885
Less current portion                            (129,047)        (103,403)
                                              ----------         ---------

Long-term debt                                $  307,528         $ 239,482
                                              ==========         =========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt are as follows:

                       Year Ending
                       December 31,                      Amount
                       ------------                    ---------
                           2002                        $ 129,047
                           2003                          129,047
                           2004                          131,145
                           2005                           36,146
                           2006                           11,190
                                                       ---------
                                                       $ 436,575
                                                       =========

The Company's debt agreements contain various covenants, which among other things, require the Company meet certain debt to asset ratios and minimum working capital. At December 31, 2001 and 2000, the Company was in compliance with such covenants.


Note 11 - Income Taxes
----------------------

The Company provides for income taxes using the applicable statutory tax rates in the Commonwealth of Puerto Rico.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico statutory income tax rate of 39% to income (loss) before income tax provision:


                                     2001         2000        1999
                                  ---------    ---------    ---------
Income tax provision  (benefit)
  computed by applying tax rate   $ 131,992    $(398,865)   $ (49,870)

(Increase) decrease in income
  tax benefit resulting from:
  Puerto Rico tax exemption         (80,452)     248,909      (66,519)

Tax loss carryover benefit
  (utilization) and other           (51,540)     149,956      116,389
                                  ---------    ---------    ---------
                                  $   --       $    --      $    --
                                  =========    =========    =========


Deferred income taxes, prior to the valuation allowance, were recognized in the consolidated balance sheet at December 31, 2001 and 2000 due to the tax effect of temporary differences and loss carryforwards as follows:


Deferred tax assets:                   2001            2000
-------------------                  ---------      ---------

Net operating loss carryforwards     $ 734,345      $ 877,237

Valuation allowance for accounts
  receivable                            18,838         33,912
                                     ---------      ---------

                                       753,183        911,149
Less valuation allowance              (753,183)      (911,149)
                                     ---------      ---------

Net deferred tax asset               $    --        $    --
                                     =========      =========

Note 12 - Income (loss) Per Common Share
----------------------------------------

Basic and diluted income (loss) per common share for the years ended December 31, 2001, 2000 and 1999 were determined as follows:


Basic income (loss) per common share:
-------------------------------------

                                    2001           2000            1999
                                 -----------   ------------    -----------

Net income (loss) attributable
  to common shareholders         $   338,443   $ (1,022,733)   $  (127,867)
                                 ===========   ============    ===========

Weighted average number of
  common shares outstanding        1,882,877      1,881,440      1,875,322
                                 ===========   ============    ===========

Basic income (loss) per
  common share                   $       .18   $       (.54)   $      (.07)
                                 ===========   ============    ===========


Diluted income (loss) per common share:
---------------------------------------

Net income (loss) attributable
  to common shareholders         $   338,443   $ (1,022,733)   $  (127,867)
                                 ===========   ============    ===========

Weighted average number of
  common shares outstanding        1,882,877      1,881,440      1,875,322

Plus incremental shares from
  assumed exercise of stock
  options                             30,192           --             --
                                 -----------   ------------    -----------

Adjusted weighted average
  shares                           1,913,069      1,881,440      1,875,322
                                 ===========   ============    ===========

Diluted income (loss) per
  common share                   $       .18   $       (.54)   $      (.07)
                                 ===========   ============    ===========


For the years ended December 31, 2000 and 1999, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 13 - Commitments and Contingencies
---------------------------------------

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 14 - Preferred Stock
-------------------------

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series. As of December 31, 2001, there were no outstanding shares of preferred stock.

Note 15 - Lease and Option Agreements
-------------------------------------

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

Effective January 1, 1994, the Company amended the lease agreement with the Spectors to include an additional 27 acres of land adjacent to the nursery facility at a monthly rental of $1,750. This amendment did not provide for renewal nor purchase options towards the additional 27 acres of land. Effective January 1, 1998, the Company and the Spectors entered into an amendment to the lease agreement which grants the Company the right to continue to lease the 27 acre parcel on a month to month basis. Either party could terminate this portion of the lease upon 30 days prior written notice. In connection with this lease amendment, the Spectors also agreed to reimburse the Company by no later than March 1, 2001 for the unamortized value of the leasehold improvements applicable to said parcel as of the date of termination. Effective February 1, 2000, the lease agreement with respect to the 27 acre parcel was terminated. In March 2001, the Spectors paid the unamortized value of said improvements ($45,384) to the Company.

Total rental payments amounted to approximately $288,000, $290,000 and $309,000 in 2001, 2000 and 1999, respectively.


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

Total rental payments amounted to $60,000 in 2001, 2000 and 1999.

(c)  Other Properties in Vega Alta, Puerto Rico
     ------------------------------------------

On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Commonwealth of Puerto
Rico). The two parcels are adjacent to each other, have a total area of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. During the initial term, total lease payments amount to $33,625 per year. Lease payments amounted to $33,600 in 2001 and 2000, and $25,200 in 1999. Lease payments for renewal terms are to be negotiated 90 days prior to each renewal term. The agreement provides for termination upon 30 days written notice by either party. During December 2001, the Company terminated this lease agreement with the Puerto Rico Land Authority as a result of intense flooding experienced in these parcels of land.

(d)  Aggregate Lease Obligations and Expenses
     ----------------------------------------

The Company's obligations under the above and other non-cancelable operating lease agreements in force at December 31, 2001, assuming the Company exercises its renewal option on the Barranquitas, Puerto Rico property and excluding the monthly payments for the purchase option previously mentioned, are as follows:

                           Year ending             Minimum
                           December 31,         Lease Payments
                           ------------         --------------
                               2002               $  360,000
                               2003                   72,000
                               2004                   72,000
                               2005                   72,000
                               2006                   72,000
                            Thereafter               420,000
                                                  ----------
                                                  $1,068,000
                                                  ==========

Total  rental  expense  under  all  operating  lease   agreements   amounted  to
approximately $382,000, $403,000 and $400,000, for the years ended December 31, 2001, 2000 and 1999, respectively.


Note 16 - Stock Option and Salary Deferral Plans
------------------------------------------------

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

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 1999, 2000 and 2001, and changes during the years ended on those dates, are as follows:

                                           Price per Share
                                           ---------------
                                                              Weighted
                                                               Average
          Description              Shares       Range          Price
-------------------------------  --------   --------------     ------

Outstanding, December 31, 1998    116,000   $1.50 to $3.44      $2.78
Granted                            20,000    2.25 to  2.75       2.41
Exercised                              -       -                   -
Forfeited                          (1,500)   1.94 to  3.13       2.73
                                 --------   --------------      -----

Outstanding, December 31, 1999    134,500    1.50 to  3.44       2.72
Granted                            10,000    1.75 to  1.93       1.80
Exercised                          (7,000)   1.50 to  3.13       2.84
Forfeited                          (2,000)   1.94 to  3.13       2.54
                                 --------   --------------      -----

Outstanding, December 31, 2000    135,500    1.50 to  3.44       2.65
Granted                            40,000    2.06 to  4.13       2.72
Exercised                          (1,500)       1.50            1.50
Forfeited                          (4,000)   1.94 to  3.13       2.28
                                 --------   --------------      -----

Outstanding, December 31, 2001    170,000   $1.50 to $4.13      $2.69
                                 ========   ==============      =====

The following table summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding                 Options Exercisable
                      ---------------------------------------    -------------------------
                                      Weighted
                                       Average       Weighted                    Weighted
                                      Remaining      Average                     Average
   Range of                          Contractual     Exercise                    Exercise
Exercise Price       Outstanding    Life (years)      Price      Exercisable       Price
--------------       -----------    ------------      -----      -----------     --------
$2.88 - $3.16           38,500          1.5          $ 3.03        38,500          $3.03
 3.13 -  3.44           37,500          4.6            3.27        37,500           3.27
 1.50 -  1.94           26,500          6.4            1.82        16,100           1.82
 2.25 -  2.75           17,500          7.4            2.43         8,500           2.44
 1.75 -  1.93           10,000          9.0            1.80         4,000           1.77
 3.75 -  4.13           40,000         10.0            2.72           -               -
--------------       -----------    ------------     -------     -----------     --------

$1.50 - $4.13          170,000          6.0          $ 2.69       104,600          $2.83
=============        ===========    ============     =======     ===========     ========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under both plans. Had compensation expense been determined based upon the fair value at the grant date for awards under any plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") the Company's net income (loss) and net income (loss) per share, on a pro forma basis, would not have significantly changed from those reported.

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years old and is effective from the date of employment. For the years ended December 31, 2001, 2000 and 1999, the Company paid approximately $53,000 $50,000 and $38,000 respectively, representing the matching contributions under the retirement plan for all participants.

Note 17 - Supplemental Disclosures for the Statements of Cash Flows
-------------------------------------------------------------------

(a)  Non-Cash Investing Activities
     -----------------------------

During the year ended December 31, 2001, fully depreciated equipment with a cost of $26,568 was written off. The Company exchanged equipment with a book value of $19,367 recording a $15,000 account receivable, after recognizing a loss of $4,367 on the transaction. The Company also applied $44,789 from lease payments due to the Company's major shareholder against amounts due from the major shareholder to the Company. In another non-cash transaction, the Company applied a certificate of deposit amounting to $500,000 to pay off a related note payable.

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


(b) Other Cash Flow Transactions
    ----------------------------

During the years ended December 31, 2001, 2000, and 1999, the Company made interest payments of approximately $125,000, $134,000, and $44,400, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company did not make any income tax payments.

Note 18 - Major Customers
-------------------------

During 2001, the Company's two largest customers accounted for approximately 35% ($3,275,000) of the Company's net sales. The first customer accounted for 24% ($2,220,000) and the second customer accounted for 11% ($1,055,000) of the Company's net sales.

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

Note 19 - Significant Concentration of Risk
-------------------------------------------

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2001, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

Note 20 - Segment Information
-----------------------------

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

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities. At December 31, 2001 and 2000, the Company had $1,053,406 and $988,485, respectively, in assets pertaining to a new real estate development segment (which had not generated any revenues or expenses), of which $64,921 and $934,363 were acquired during 2001 and 2000, respectively. These assets have been included as part of the segment assets under the plants segment presented below.

                                                              2001
                                    --------------------------------------------------------------
                                                   Lawn & Garden
                                       Plants         Products        Landscaping         Totals
                                    --------------------------------------------------------------
Revenue from external customers     $ 3,785,948      $ 2,844,395      $ 2,554,278      $ 9,184,621
Intersegment revenues                   308,299           81,894             --            390,193
Interest income                          69,327             --               --             69,327
Interest expense                        122,984             --               --            122,984
Depreciation and amortization           431,102           44,023           21,926          497,051
Segment income                          207,861           54,227           76,355          338,443
Segment assets                        7,016,957        1,015,901          976,163        9,009,021
Expenditures for segment assets         209,282           29,667             --            238,949



                                                              2000
                                    --------------------------------------------------------------
                                                   Lawn & Garden
                                       Plants         Products        Landscaping         Totals
                                    --------------------------------------------------------------
Revenue from external customers     $ 3,826,927      $ 2,104,065      $ 2,371,818      $ 8,302,810
Intersegment revenues                   332,364           34,819             --            367,183
Interest income                         104,214             --               --            104,214
Interest expense                        140,431             --               --            140,431
Depreciation and amortization           363,032           33,561           37,583          434,176
Segment loss                           (796,800)        (124,407)        (101,526)      (1,022,733)
Segment assets                        7,881,009          851,355          643,032        9,375,396
Expenditures for segment assets         306,977             --               --            306,977


                                                              1999
                                    --------------------------------------------------------------
                                                   Lawn & Garden
                                       Plants         Products        Landscaping         Totals
                                    --------------------------------------------------------------
Revenue from external customers     $ 3,780,645      $ 1,120,342      $ 1,300,246      $ 6,201,233
Intersegment revenues                   186,453           24,727             --            211,180
Interest income                         105,914             --               --            105,914
Interest expense                         46,876             --               --             46,876
Depreciation and amortization           444,765           33,868           64,532          543,165
Segment income (loss)                   167,844         (132,515)        (163,196)        (127,867)
Segment assets                        7,472,038          939,588          505,355        8,916,981
Expenditures for segment assets         296,380           53,015           45,293          394,688

Note 21 - Terminated Merger Agreement
-------------------------------------

During April 2000, the Company entered into an agreement to merge with a privately held development stage internet company (iTract, LLC). Certain conditions for the Company's obligation to proceed with the merger were not met as of March 1, 2001, and the Company's Board of Directors decided that it was not in the best interest of the Company or its shareholders to proceed with the transaction and terminated the merger agreement. The accompanying consolidated statement of operations for the year ended December 31, 2000 includes all expenses incurred in connection with the terminated merger agreement amounting to approximately $553,000.



                                                                                           SCHEDULE II
                                                                                           -----------


                                   MARGO CARIBE, INC. AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                               Years ended December 31, 2001, 2000 and 1999


           Column A                    Column B             Column C            Column D       Column E
---------------------------------    -----------    ------------------------  ------------  ------------

                                       Balance      Charged to   Charged to
                                      Beginning     Costs and       Other                     Balance
         Description                   Of Year       Expenses      Accounts     Deductions   End of Year
         -----------                 ----------      --------   ------------   -----------   -----------
Year ended December 31, 2001:
  Allowance for doubtful accounts      $165,000      $71,000     $     -       $(101,000)    $135,000
                                       ========      =======     ========      ==========    ========

Year ended December 31, 2000:
  Allowance for doubtful accounts      $158,000      $41,300     $     -       $ (34,300)    $165,000
                                       ========      =======     ========      =========     ========
Year ended December 31, 1999:
  Allowance for doubtful accounts      $123,700      $86,000     $     -       $ (51,700)    $158,000
                                       ========      =======     ========      =========     ========
