Form 10-Q
period 2002-03-31
MARGO CARIBE INC
filed 2002-05-15
CIK 808493

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


                      For the quarter ended March 31, 2002


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

The  registrant  had  1,883,822  shares  of  common  stock,   $.001  par  value,
outstanding as of March 14, 2002.




================================================================================

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

          Condensed Consolidated Balance Sheets                              4

          Condensed Consolidated Statements of Operations                    5

          Condensed Consolidated Statement of Shareholders'
           Equity                                                            6

          Condensed Consolidated Statements of Cash Flows                    7

          Notes to Condensed Consolidated Financial
           Statements                                                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                             13
          -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                                       18
          -----------

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                  19
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              19
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    19
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                    19
         -------------------------------
          OF SECURITY HOLDERS
          -------------------

ITEM 5.  OTHER INFORMATION                                                  19
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   19
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                    ASSETS
                                    ------

                                                        2002            2001
                                                     -----------    -----------
Current assets:
 Cash and equivalents                                $   624,623    $   838,921
 Accounts receivable, net                              2,084,777      1,798,251
 Inventories                                           3,416,133      3,510,381
 Current portion of note receivable                         --           26,331
 Prepaid expenses and other current assets               329,548        296,482
                                                     -----------    -----------

    Total current assets                               6,455,081      6,470,366

Property and equipment, net                            1,336,647      1,398,689
Land held for future development                       1,060,936      1,053,406
Notes receivable                                          42,164         42,164
Other assets                                              44,396         44,396
                                                     -----------    -----------

    Total assets                                     $ 8,939,224    $ 9,009,021
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $   105,128    $   129,047
  Notes payable                                        1,930,500      1,930,500
  Accounts payable                                       636,026        868,071
  Accrued expenses                                       200,256        194,294
                                                     -----------    -----------

    Total current liabilities                          2,871,910      3,121,912

Long-term debt                                           307,528        307,528
                                                     -----------    -----------

    Total liabilities                                  3,179,438      3,429,440
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                       --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 1,923,622 shares issued,
  and 1,883,822 shares outstanding                         1,924          1,924
 Additional paid-in capital                            4,659,792      4,659,792
 Retained earnings                                     1,194,358      1,014,153
 Treasury stock, 39,800 common shares,at cost            (96,288)       (96,288)
                                                     -----------    -----------

    Total shareholders' equity                         5,759,786      5,579,581
                                                     -----------    -----------

    Total liabilities and shareholders' equity       $ 8,939,224    $ 9,009,021
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2002 and 2001



                                                    2002                2001
                                                 -----------        -----------

Net sales                                        $ 2,319,703        $ 2,169,761

Cost of sales                                      1,405,629          1,389,433
                                                 -----------        -----------

     Gross profit                                    914,074            780,328

Selling, general and
  administrative expenses                            727,244            692,654
                                                 -----------        -----------

     Income from operations                          186,830             87,674
                                                 -----------        -----------

Other income (expense):

   Interest income                                     3,468             14,986
   Interest expenses                                 (17,400)           (32,717)
   Miscellaneous income                                7,307              1,401
                                                 -----------        -----------

                                                      (6,625)           (16,330)
                                                 -----------        -----------

Net income                                       $   180,205        $    71,344
                                                 ===========        ===========


Basic income per common share                    $       .10        $       .04
                                                 ===========        ===========

Diluted income per common share                  $       .09        $       .04
                                                 ===========        ===========



  See accompanying notes to condensed consolidated financial statements.






                                     MARGO CARIBE, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      Three Months ended March 31, 2002
                                                 (Unaudited)



                                 Common
                                 stock       Common      Additional
                                 shares       stock       paid-in      Retained    Treasury
                              outstanding     amount      capital      earnings      stock          Total
                              -----------   ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2001    1,883,822   $    1,924   $4,659,792   $1,014,153   $  (96,288)   $5,579,581


Net income                           --           --           --        180,205         --         180,205
                               ----------   ----------   ----------   ----------   ----------    ----------



Balance at March 31, 2002       1,883,822   $    1,924   $4,659,792   $1,194,358   $  (96,288)   $5,759,786
                               ==========   ==========   ==========   ==========   ==========    ==========


    See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                     2002          2001
                                                   ---------    ---------

Cash flows from operating activities:
-------------------------------------
  Net income                                       $ 180,205    $  71,344
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization                    121,017      118,444
      Provision for uncollectible accounts
     receivable                                        7,500        6,000
    Gain on disposition of vehichle                   (6,287)        --
  Changes  in  assets and liabilities affecting
   cash flows from operating activities:
      Accounts receivable                           (294,026)    (129,189)
      Inventories                                     94,248     (183,679)
      Prepaid expenses and other current assets      (33,066)      31,735
      Other assets                                      --           (904)
      Accounts payable                              (232,045)    (100,192)
      Accrued expenses                                 5,962       (2,788)
                                                   ---------    ---------

    Net cash used in operating activities           (156,492)    (189,229)
                                                   ---------    ---------

Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                (28,188)    (125,509)
  Collection of amount due from shareholder             --         63,774
  Increase in notes receivable                          --         (4,999)
  Repayment of notes receivable                       26,331         --
  Investment in land held for future development      (7,530)        --
                                                   ---------    ---------

    Net cash used in investing activities             (9,387)     (66,734)
                                                   ---------    ---------

Cash flows from financing activities:
-------------------------------------
Repayment of long-term debt                          (48,419)     (25,881)
                                                   ---------    ---------

    Net cash used in financing activities            (48,419)     (25,881)
                                                   ---------    ---------

Net decrease in cash                                (214,298)    (281,844)
--------------------

Cash and equivalents at beginning of period          838,921      973,061
------------------------------------------------   ---------    ---------

Cash and equivalents at end of period              $ 624,623    $ 691,217
------------------------------------------------   =========    =========


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

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

Note 3 - Inventories
--------------------

At March 31, 2002 and December 31, 2001, inventories included the following:

       Description                   2002           2001
---------------------------       ----------     -----------

Plant material                    $2,858,730     $2,813,920
Lawn and garden products             322,964        362,273
Raw materials and supplies           234,439        334,188
                                  ----------     ----------
                                  $3,416,133     $3,510,381
                                  ==========     ==========

Note 4 - Property and Equipment
-------------------------------

At March 31, 2002 and December 31, 2001 property and equipment included the following:

           Description               2002          2001
 -----------------------------    ----------    ----------

 Leasehold improvements           $1,389,800    $1,364,949
 Equipment and fixtures            1,589,012     1,585,675
 Transportation equipment            474,615       460,232
 Real estate property                224,327       224,327
                                   ---------    ----------
                                   3,677,754     3,635,183
 Less accumulated depreciation
   and amortization               (2,341,107)   (2,236,494)
                                  ----------    ----------
                                  $1,336,647    $1,398,689
                                  ==========    ==========

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

Basic and diluted income per common share for the periods ended March 31, 2002 and 2001 were determined as follows:


                                                           Three Months
                                                          ended March 31,
             Basic income per common share:             2002        2001
             -----------------------------           ----------  ----------
               Net income attributable to
                common shareholders                  $  180,205  $   71,344
                                                     ==========  ==========

               Weighted average number of common
               shares outstanding                     1,883,822   1,882,322
                                                     ==========  ==========

               Basic income per common share         $      .10  $      .04
                                                     ==========  ==========


             Diluted income per common share:
             -------------------------------
               Net income attributable to
                common shareholders                  $  180,205  $   71,344
                                                     ==========  ==========

               Weighted average number of common
                shares outstanding                    1,883,822   1,882,322
               Plus incremental shares from assumed
                exercise of stock options                51,963       7,268
                                                     ----------  ----------

               Adjusted weighted average shares       1,935,785   1,889,590
                                                     ==========  ==========
               Diluted income per common
                share                                $      .09  $      .04
                                                     ==========  ==========


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

The Company's segment information for the three months ended March 31, 2002 and 2001, is as follows:



                                            Three Months ended March 31, 2002
                                                      Lawn & Garden
                                   --------------------------------------------------
                                      Plants      Products   Landscaping     Totals
                                   --------------------------------------------------
Revenues from external customers   $  909,956   $  716,225   $  693,522   $2,319,703

Intersegment revenues                 119,249       21,988         --        141,237

Interest income                         3,468         --           --          3,468

Interest expense                       17,400         --           --         17,400

Depreciation and amortization         105,837       10,059        5,121      121,017

Segment income (loss)                  37,230       50,154       92,821      180,205

Segment assets                      6,706,440    1,149,878    1,082,906    8,939,224

Expenditures for segment assets        28,188         --           --         28,188



                                            Three Months ended March 31, 2001
                                                      Lawn & Garden
                                   --------------------------------------------------
                                      Plants      Products   Landscaping     Totals
                                   --------------------------------------------------

Revenues from external customers   $1,078,549   $  663,236   $  427,976    $2,169,761

Intersegment revenues                  32,894       16,809         --          49,703

Interest income                        14,986         --           --          14,986

Interest expense                       32,717         --           --          32,717

Depreciation and amortization         102,808        9,971        5,665       118,444

Segment income (loss)                  68,165       28,599      (25,420)       71,344

Segment assets                      7,723,302    1,063,383      531,194     9,317,879

Expenditures for segment assets       125,509         --           --         125,509



Note 7 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

     a)   Non-Cash Investing Activities
          -----------------------------

          During the three months ended March 31, 2002, the Company applied a certificate of deposit amounting to $500,000 to pay off a note that was secured by such certificate. Subsequently, during this same period, the Company opened a certificate of deposit amounting to $500,000 with the proceeds from a note payable to another financial institution. The Company also traded-in a vehicle with a book value of approximately $700, for a new vehicle with a cost of $31,500, receiving $7,000 as trade-in value for the old vehicle, and assuming a related debt of $24,500.

          During the three months ended March 31, 2001, the Company transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, in connection with a commitment made by the shareholder regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

     b)   Other Cash Flow Transactions
          ----------------------------

          Other cash flow transactions for the three months ended March 31, 2002 and 2001, include interest payments amounting to approximately $17,200 and $39,000, respectively. There were no income tax payments for the three months ended March 31, 2002 and 2001.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF RESULTS OF  OPERATIONS  AND
         -----------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

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

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products. The Company also distributes Colorite garden hoses, Greenes Fence Company, Fiskars Consumer Products Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, and DEROMA Italian terracotta pottery. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico.

Rain Forest is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock and gravels and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

Margo Development Corporation and Garrochales Construction and Development Corporation are presently engaged in obtaining development permits on a new site for the development of a residential project in the Municipality of Arecibo, Puerto Rico.

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico and the Caribbean. The Company's Board of Directors has determined that these operations present the Company's most attractive opportunities for the near future. The Board believes that the Company should continue to capitalize on its advantage as one of the largest, full service nurseries in the region.

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has seven stores in Puerto Rico and plans to open one more store during 2002.

The Company is also a supplier of live goods (plant material) to Wal*Mart International, which has ten stores throughout Puerto Rico, including a recently opened "super center".The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

During the first quarter of 2002, the Company continued to increase its sales to

Kmart Corporation. Kmart has 24 stores in Puerto Rico and 4 stores in the U.S. Virgin Islands. Kmart promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

During the fourth quarter of 2001, the Company became a supplier to Costco Wholesale, which opened 2 stores in Puerto Rico and plans to open two additional stores during 2002.

The Company is currently concluding the landscaping of a commercial shopping center in the Municipality of Dorado, Puerto Rico, and expects to provide it with landscape maintenance services once it is concluded. During May 2002, the Company commenced providing landscape maintenance for a residential housing project at an approximate yearly fee of $180,000.

During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as obtaining permits for the development of this site. The Company recently received an endorsement from the Puerto Rico
Housing Bank, which will enable prospective buyers to qualify for government assistance in purchasing homes from this project.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
------------------------------------------------------------------------

During the three months ended March 31, 2002, the Company had net income of approximately $180,000, or $.10 per share, compared to net income of approximately $71,000 for the same period in 2001, or $.04 per share. This represents an overall increase in net income of approximately $109,000, or $.06 per share.

The Company's increase in net income for the three months ended March 31, 2002 when compared to the same period in 2001 is due to an increase of approximately $100,000 in income from operations, and a decrease in other expenses of approximately $9,000. The increase in consolidated income from operations of $100,000 is primarily due to a 7% increase in consolidated net sales together with an overall improvement in gross profit of 3.4%. This overall improvement was offset in part by an increase of 5% in selling, general and administrative expenses. The decrease in other expenses of $9,000 is principally due to a significant decrease in interest expense, offset in part, by a decrease in interest income.


Sales
-----

The Company's consolidated net sales for the three months ended March 31, 2002 were approximately $2,320,000, compared to $2,170,000 for the same period in 2001, representing an increase of of approximately $150,000, or 7%.

The 7% increase in consolidated net sales for the three months ended March 31, 2002 was due to an increase of approximately 62% or $266,000 in revenues from landscaping services, together with an increase of approximately 8% or $53,000 in sales of lawn and garden, while sales of plant material decreased approximately 16% or $169,000.

Revenues from landscaping services increased due to increased project volume as well as increased maintenance services during the three months ended March 31, 2002 when compared to the same period in 2001. Increase in sales of lawn and garden products was due to increases in sales to retail chain stores during the three months ended March 31, 2002. Decrease in sales of plant material was due to a decrease in sales to one of the Company's major retail chain stores during the three months ended March 31, 2002, when compared to the same period in 2001.

Gross Profits
-------------

The Company's consolidated gross profit for the three months ended March 31, 2002 was approximately 39.4%, compared to 36% for the same period in 2001, or an increase of 3.4%. The increase in gross profit for the three months ended March 31, 2002 when compared to the same period in 2001 was due to increases in gross profit from landscaping services and sales of lawn and garden products. Gross profit from sales of plant material decreased for the three months ended March 31, 2002 when compared to the same period in 2001.

Landscaping services, with approximately 30% of consolidated sales, had a gross profit of approximately 39% for the three months ended March 31, 2002, compared to approximately 20% of consolidated sales and a gross profit of approximately 26% for the same period in 2001.

Sales of lawn and garden products with approximately 31% of consolidated sales, had a gross profit of approximately 46% for the three months ended March 31, 2002, compared to approximately 31% of consolidated sales and a gross profit of approximately 41% for the same period in 2001.

Sales of plant material, with approximately 39% of consolidated sales had a gross profit of approximately 35% for the three months ended March 31, 2002, compared to approximately 49% of consolidated sales and a gross profit of approximately 37% for the same period in 2001.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $727,000 for the three months ended March 31, 2002 compared to $693,000 for the same period in 2001. This represented a 5% increase in dollar terms and a decrease of approximately 1% as a percentage of sales. The overall increase of approximately $34,000 in SG&A for the three months ended March 31, 2002, when compared to the same period in 2001 is principally due to increases in compensation expenses.


Other Income and Expenses
-------------------------

The decrease in interest income for the three months ended March 31, 2002, when compared to the same period in 2001, is due to a reduction of funds invested as well as lower yields obtained during 2002.

The decrease in interest expense for the three months ended March 31, 2002, when compared to the same period in 2000, is due to a decrease in the outstanding balance of notes payable, as well as lower interest rates experienced during the first three months of 2002.


FINANCIAL CONDITION
-------------------

The Company's financial condition at March 31, 2002 remains comparable with that of December 31, 2001. The Company's current ratio continues to be strong, with a ratio of 2.2 to 1 at March 31, 2002, compared to 2.1 to 1 at December 31, 2001.

At March 31, 2002, the Company had cash of approximately $625,000, compared to $839,000 at December 31, 2001. The decrease in cash at March 31, 2002 is principally due to cash outflows from operations ($156,000), additions to property and equipment ($28,000) and repayment of long-term debt ($48,000), offset by cash flows from repayment of note receivable ($26,000).

Shareholders' equity at March 31, 2002 increased due to net income for the three month period. No dividends were declared nor stock issued during the three months ended March 31, 2002.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under two short-term credit facilities with two local commercial banks. As of May 14, 2002, the Company has available two short-term credit facilities aggregating $3.5 million, of which approximately $1,570,000 was available as of such date. One of the credit facilities for $2.5 million is secured by the Company's trade accounts receivable and inventory. The other credit facility in the amount of $1.0 million is unsecured.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable.

                           PART II - Other Information


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will, not have a material adverse effect on the financial condition of the Company.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  Exhibits
               --------

               None.

          (b)  Reports on Form 8-K.
               --------------------

               The Company did not file any Reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MARGO CARIBE, INC.



Date:  May 14, 2002                  By: /s/ Michael J. Spector
       ------------                  ----------------------------
                                        Michael J. Spector,
                                        Chairman of the Board and
                                        Chief Executive Officer




Date:  May 14, 2002                   By: /s/ J. Fernando Rodriguez
       ------------                   -----------------------------
                                        J. Fernando Rodriguez
                                        President and Chief
                                        Operating Officer




Date:  May 14, 2002                  By: /s/ Alfonso Ortega
       ------------                  ----------------------------
                                        Alfonso Ortega,
                                        Vice President, Treasurer,
                                        Principal Financial and
                                        Accounting Officer