Form 10-Q
period 2002-06-30
MARGO CARIBE INC
filed 2002-08-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2002


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

The  registrant  had  2,072,189  shares  of  common  stock,   $.001  par  value,
outstanding as of August 13, 2002.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 2002

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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                                    (Unaudited)


                                    ASSETS
                                    ------

                                                         2002           2001
                                                     -----------    -----------
Current assets:
 Cash and equivalents                                $   856,075    $   838,921
 Accounts receivable, net                              2,148,084      1,798,251
 Inventories                                           3,502,429      3,510,381
 Current portion of note receivable                         --           26,331
 Prepaid expenses and other current assets               301,460        296,482
                                                     -----------    -----------

   Total current assets                                6,808,048      6,470,366

Property and equipment, net                            1,290,665      1,398,689
Land held for future development                       1,083,535      1,053,406
Notes receivable                                          42,164         42,164
Other assets                                              50,230         44,396
                                                     -----------    -----------

    Total assets                                     $ 9,274,642    $ 9,009,021
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $    74,655    $   129,047
  Notes payable                                        1,930,500      1,930,500
  Accounts payable                                       609,582        868,071
  Accrued expenses                                       343,319        194,294
                                                     -----------    -----------

    Total current liabilities                          2,958,056      3,121,912

Deferred revenue                                          74,238           --
Long-term debt                                           339,378        307,528
                                                     -----------    -----------

    Total liabilities                                  3,371,672      3,429,440
                                                     -----------    -----------


Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                       --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 2,111,909 and 1,923,622
  shares issued, 2,072,189 and 1,883,822 shares
  outstanding in 2002 and 2001, respectively               2,112          1,924
 Additional paid-in capital                            5,226,635      4,659,792
 Retained earnings                                       770,511      1,014,153
 Treasury stock 39,800 common shares, at cost            (96,288)       (96,288)
                                                     -----------    -----------

    Total shareholders' equity                         5,902,970      5,579,581
                                                     -----------    -----------

    Total liabilities and shareholders' equity       $ 9,274,642    $ 9,009,021
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                                    MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Periods ended June 30, 2002 and 2001
                                                (Unaudited)



                                                  Three Months ended June 30,    Six Months ended June 30,
                                                  ---------------------------    -------------------------
                                                       2002         2001             2002         2001
                                                    ----------   ----------       ----------   -----------
  Net sales                                         $2,489,009   $2,282,510       $4,808,712   $4,452,271

  Cost of sales                                      1,478,520    1,427,781        2,884,149    2,817,214
                                                    ----------   ----------       ----------   ----------

     Gross profit                                    1,010,489      854,729        1,924,563    1,635,057

  Selling, general and administrative expenses         859,916      742,158        1,587,160    1,434,812
                                                    ----------   ----------       ----------   ----------

      Income from operations                           150,573      112,571          337,403      200,245
                                                    ----------   ----------       ----------   ----------

  Other income (expense):
    Interest income                                        289       18,828            3,757       33,814
    Interest expense                                   (15,207)     (25,885)         (32,607)     (72,540)
    Miscellaneous income                                 7,575        4,376           14,882       19,716
                                                    ----------   ----------       ----------   ----------

                                                        (7,343)      (2,681)         (13,968)     (19,008)
                                                    ----------   ----------       ----------   ----------

  Income before provision for income tax               143,230      109,890          323,435      181,235

  Income tax provision                                    -            -                -            -
                                                    ----------   ----------       ----------   -----------

  Net income                                        $  143,230   $  109,890       $  323,435   $  181,235
                                                    ==========   ==========       ==========   ==========

  Basic income per common share                     $      .07   $      .05       $      .16   $      .09
                                                    ==========   ==========       ==========   ==========

 Diluted income per common share                    $      .07   $      .05       $      .15   $      .09
                                                    ==========   ==========       ==========   ==========

  See accompanying notes to condensed consolidated financial statements.





                                              MARGO CARIBE, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 Six Months ended June 30, 2002
                                                          (Unaudited)




                                     Common         Common        Additional
                                     stock          stock           paid-in         Retained         Treasury
                                     shares         amount          capital         earnings           stock            Total
                                  -----------     -----------     -----------     -----------      -----------      -----------
Balance at December 31, 2001        1,883,822     $     1,924     $ 4,659,792     $ 1,014,153      $   (96,288)     $ 5,579,581

Issuance of common stock from
  10% stock dividend                  188,367             188         566,843        (567,077)            --               --

Net income                               --              --              --           323,435             --            323,435
                                  -----------     -----------     -----------     -----------      -----------      -----------

Balance at June 30, 2002            2,072,189     $     2,112     $ 5,226,635     $   770,511      $   (96,288)     $ 5,902,970
                                  ===========     ===========     ===========     ===========      ===========      ===========


    See accompanying notes to condensed consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                           2002          2001
                                                        ---------     ---------
Cash flows from operating activities:
-------------------------------------
  Net income                                            $ 323,435     $ 181,235
  Adjustments to reconcile net income to
    net cash  provided  by  (used  in)
    operating activities:
   Depreciation and amortization                          227,019       219,176
     Provision for uncollectible accounts
     receivable                                            18,000        31,533
     Gain on disposition of equipment                      (6,287)      (13,913)
   Deferred revenue                                        74,238          --
   Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                (367,833)     (149,169)
      Inventories                                           7,952      (363,983)
      Prepaid expenses and other current assets            (4,978)       16,309
      Other assets                                         (5,834)      (55,469)
      Accounts payable                                   (258,489)     (214,769)
      Accrued expenses                                    149,025        31,272
                                                        ---------     ---------
     Net cash provided by (used in)
       operating activities                               156,248      (317,778)
                                                        ---------     ---------

Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                     (56,358)     (153,610)
  Investment in land held for future development          (30,129)         --
  Increase in notes receivable                               --          (5,000)
  Repayment of notes receivable                            26,331          --
  Collection of amount due from shareholder                  --          54,594
  Proceeds from disposition of equipment                     --          13,913
                                                        ---------     ---------

     Net cash used in investing activities                (60,156)      (90,103)
                                                        ---------     ---------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                               --         222,051
  Repayment of long-term debt                             (78,892)      (54,324)
  Increase in notes payable                                  --         100,000
  Repayment of notes payable                                 --        (225,000)
  Cash payment in lieu of issuing fractional shares
   in stock dividend                                          (46)         --
                                                        ---------     ---------
     Net cash provided by (used in)
       financing activities                               (78,938)       42,727
                                                        ---------     ---------
Net increase (decrease) in cash                            17,154      (365,154)
                                                                      ---------
Cash and equivalents at beginning of period               838,921       973,061
----------------------------------------------------    ---------     ---------
Cash and equivalents at end of period                   $ 856,075     $ 607,907
----------------------------------------------------    =========     =========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

These interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal accruals) that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods covered. These statements have been prepared in accordance with the United States Securities and Exchange Commission's instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.




Note 2 - Use of Estimates in the Preparation of Condensed Financial Statements
------------------------------------------------------------------------------

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


Note 3 - Inventories
--------------------

At June 30, 2002 and December 31, 2001, inventories included the following:

       Description                   2002           2001
---------------------------       ----------     -----------
Plant material                    $2,878,327     $2,813,920
Lawn and garden products             311,768        362,273
Raw materials and supplies           312,334        334,188
                                  ----------     ----------
                                  $3,502,429     $3,510,381
                                  ==========     ==========

Note 4 - Property and Equipment
-------------------------------

At June 30, 2002 and December 31, 2001, property and equipment included the following:

       Description                   2002           2001
-----------------------------     ----------     -----------
Leasehold improvements            $ 1,395,263     $1,364,949
Equipment and fixtures              1,604,774      1,585,675
Transportation equipment              513,410        460,232
Real estate property                  224,327        224,327
                                    ---------     ----------
                                    3,737,774      3,635,183
Less accumulated depreciation
  and amortization                 (2,447,109)    (2,236,494)
                                   ----------     ----------
                                   $1,290,665     $1,398,689
                                   ==========     ==========



Note 5 - Income (loss) per Common Share
---------------------------------------

The Company reports its earnings per share (EPS) using Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128").SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

On May 14, 2002, the Company's Board of Directors declared a 10% stock dividend on the Company's common stock. The stock dividend was issued on June 28, 2002 to shareholders of record as of June 14, 2002. The stock dividend resulted in 188,367 additional shares issued. Accordingly, the weighted average number of shares outstanding (and stock options) for the periods ended June 30, 2002 have been adjusted to reflect the effect of the stock dividend. The weighted average number of shares outstanding (and stock options) for the periods ended June 30, 2001 were also restated to reflect the effect of the stock dividend.

Basic and diluted income per common share for the periods ended June 30, 2002 and 2001 were determined as follows:


                                            Three Months                Six Months
                                            ended June 30,             ended June 30,
                                       -----------------------     -----------------------
Basic income per common share:            2002         2001           2002         2001
-----------------------------          ----------   ----------     ----------   ----------
 Net income attributable to
  common shareholders                  $  143,230   $  109,890     $  323,435   $  181,235
                                       ==========   ==========     ==========   ==========

 Weighted average number of common
  shares outstanding                    2,072,189    2,070,539      2,072,189    2,070,539
                                       ==========   ==========     ==========   ===========

 Basic income per common share         $      .07   $      .05     $      .16   $      .09
                                       ==========   ==========     ==========   ===========


Diluted income per common share:
-------------------------------
 Net income attributable to
  common shareholders                  $  143,230   $  109,890     $  323,435   $  181,235
                                       ==========   ==========     ==========   ==========

 Weighted average number of common
  shares outstanding                    2,072,189    2,070,539      2,072,189    2,070,539
 Plus incremental shares from assumed
  exercise of stock options                34,349       21,720         45,481       15,964
                                       ----------   ----------     ----------  -----------
 Adjusted weighted average shares       2,106,538    2,092,259      2,117,670    2,086,503
                                       ==========   ==========     ==========  ============

 Diluted income per common
  share                                $      .07   $      .05     $      .15  $       .09
                                       ==========   ==========     ==========  ============



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

The Company's segment information for the three months ended June 30, 2002 and 2001, is as follows:



                                            Three Months ended June 30, 2002
                                   -------------------------------------------------
                                                Lawn & Garden
                                      Plants       Products   Landscaping     Totals
                                   -------------------------------------------------
Revenues from external customers   $1,136,160   $  722,806   $  630,043   $2,489,009

Intersegment revenues                 110,447       12,773         --        123,220

Interest income                           289         --           --            289

Interest expense                       15,207         --           --         15,207

Depreciation and amortization          66,914       22,055       17,033      106,002

Segment income                         89,203       18,833       35,194      143,230


                                              Three Months ended June 30, 2001
                                   --------------------------------------------------
                                               Lawn & Garden
                                      Plants      Products    Landscaping    Totals
                                   --------------------------------------------------
Revenues from external customers   $  953,723   $  839,243   $  489,544    $2,282,510

Intersegment revenues                  46,496       18,323         --          64,819

Interest income                        18,828         --           --          18,828

Interest expense                       25,885         --           --          25,885

Depreciation and amortization          81,900       13,411        5,421       100,732

Segment income (loss)                 112,306       28,291      (30,707)      109,890



The Company's segment information as of and for the six months ended June 30, 2002 and 2001, is as follows:

                                              Six Months ended June 30, 2002
                                   -------------------------------------------------
                                              Lawn & Garden
                                     Plants      Products    Landscaping     Totals
                                   -------------------------------------------------

Revenues from external customers   $2,046,116   $1,439,031   $1,323,565   $4,808,712

Intersegment revenues                 229,696       34,761         --        264,457

Interest income                         3,757         --           --          3,757

Interest expense                       32,607         --           --         32,607

Depreciation and amortization         172,751       32,114       22,154      227,019

Segment income                        126,433       68,987      128,015      323,435

Segment assets                      6,993,658    1,145,453    1,135,531    9,274,642

Expenditures for segment assets        56,358         --           --         56,358



                                                  Six Months June 30, 2001
                                   -----------------------------------------------------
                                              Lawn & Garden
                                      Plants    Products     Landscaping      Totals
                                   -----------------------------------------------------

Revenues from external customers   $2,032,272   $1,502,479   $  917,520    $4,452,271

Intersegment revenues                  79,390       35,132         --         114,522

Interest income                        33,814         --           --          33,814

Interest expense                       72,540         --           --          72,540

Depreciation and amortization         184,706       23,382       11,086       219,176

Segment income (loss)                 180,472       56,890      (56,127)      181,235

Segment assets                      7,594,271    1,235,725      585,865     9,415,861

Expenditures for segment assets       153,610         --           --         153,610

Note 7 - Supplemental  Disclosures for the Condensed Consolidated  Statements of
--------------------------------------------------------------------------------
Cash Flows
----------

a)   Non-Cash Investing Activities
     -----------------------------

     During the six months ended June 30, 2002, the Company applied a certificate of deposit amounting to $500,000 to pay off a related note payable. Subsequently, on two separate occasions, the Company purchased a certificate of deposit amounting to $500,000 by signing a related note payable. The Company also traded-in a vehicle with a cost of $31,500, receiving $7,000 as a trade-in value for the old vehicle, and assuming a related debt of $24,500. The Company also purchased another vehicle for $31,850 by assuming the related debt.

     During the six months ended June 30, 2001, fully depreciated equipment amounting to $166,820 was written off. The Company also transferred unamortized leasehold improvements with a cost of $331,456 and a book value of $45,384 as an amount due from shareholder, in connection with a commitment made by the shareholder regarding the termination of a lease agreement of a 27 acre parcel of land previously leased to the Company.

b)   Non-Cash Financing Activities
     -----------------------------

     During the six months ended June 30, 2002, the Company issued a 10% stock dividend, resulting in the capitalization of 188,367 common shares at a market price of $3.01 as of June 28, 2002.

c)   Other Cash Flow Transactions
     ----------------------------

     Other cash flow transactions for the six months ended June 30, 2002 and 2001, include interest payments amounting to approximately $34,000 and $107,700, respectively. There were no income tax payments for the six months ended June 30, 2002 and 2001.


Note 8 - New Accounting Pronouncements
--------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset
Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria for Opinion No. 30 will now be used to classify those gains and losses. This amendment is effective fiscal years beginning after May 15, 2002.

SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", which requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. SFAS No. 145 is not expected to have significant effect on the Company's financial condition or result of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS AND
         -------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

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

PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico").

These operations are conducted at a 92 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 92 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre nursery in Barranquitas is leased from an unrelated third party.

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

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Colorite garden hoses, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, and DEROMA Italian terracotta pottery. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico.

Rain Forest is engaged in the manufacturing of potting soils, mulch, professional growing mixes, river rock, gravels and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

Margo Development Corporation and Garrochales Construction and Development Corporation are presently engaged in designing and obtaining development permits on a new site for the development of a residential project in the Municipality of Arecibo, Puerto Rico.

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico and the Caribbean. However, the Company will also explore attractive business oportunities in the mainland United States.

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has seven stores in Puerto Rico and plans to open one more store during 2002.

The Company is also a supplier of live goods (plant material) to Wal*Mart International, which has ten stores throughout Puerto Rico. The Company also supplies lawn and garden products to six Sam's Club stores, a division of Wal*Mart International.

During the fourth quarter of 2001, the Company became a supplier to Costco Wholesale, which opened two stores in Puerto Rico and plans to open two additional stores during 2002.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------
AND 2001
--------

During the six months ended June 30, 2002, the Company had net income of approximately $323,000, or $.15 per share (diluted), compared to approximately $181,000 for the same period in 2001, or $.09 per share.

For the quarter ended June 30, 2002, the Company had net income of approximately $143,000 or $.07 per share, compared to approximately 110,000, or $.05 per share for the same period in 2001.

The increases in net income for the six months and the quarter ended June 30, 2002 when compared to the same periods in 2001 is principally due to higher revenues and gross profits obtained in the landscaping business segment.


Sales
-----

The Company's consolidated net sales for the six months ended June 30, 2002 were approximately $4,809,000, compared to $4,452,000 for the same period in 2001, representing an increase of 8%.

The Company's consolidated net sales for the quarter ended June 30, 2002 were approximately $2,489,000, compared to $2,283,000 for the same period in 2001, representing an increase of 9%.

The 8% increase in consolidated net sales for the six months ended June 30, 2002 was due to an increase of approximately 44% in revenues from landscaping services when compared to the same period in 2001. Sales of plant material remained comparable, while sales of lawn and garden products decreased by approximately 4% during the six month period ended June 30, 2002.

The 9% increase in consolidated net sales for the quarter ended June 30, 2002 was due to an increase of 29% in revenues from landscaping services and an increase of 19% in sales of plant material that were partly offset by a decrease in sales of lawn and garden products of 14%.

Decrease in sales of lawn and garden products during the six months ended June 30, 2002 was due to a reduction in sales to Wal*Mart International.

Gross Profits
-------------

The Company's consolidated gross profit for the six months ended June 30, 2002 was approximately 41%, compared to 37% for the same period in 2001, or an increase of 4%. Consolidated gross profit for the second quarter of 2002 was approximately 40%, compared to 37% for the same period in 2001, or an increase of 3%.

The increase in gross profit for the six months ended June 30, 2002 when compared to the same period in 2001 was the result of an increase of approximately 5% in gross profit from sales of lawn and garden products (which accounts for 30% of consolidated net sales in the first half of 2002), and an increase of approximately 11% in gross profit from revenues of landscaping services (which accounts for approximately 28% of consolidated net sales in the first half of 2002). Gross profit on sales of plant material remained comparable during both periods.

The increase in gross profit for the second quarter ended June 30, 2002 when compared to the same period in 2001 was the result of an increase of approximately 5% in gross profit from sales of lawn and garden products (which accounts for 29% of consolidated net sales in the second quarter of 2002), and an increase of approximately 9% in gross profit from revenues of landscaping services (which accounts for approximately 25% of consolidated net sales in the second quarter of 2002). Gross profit on sales of plant material remained comparable during both periods.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $1,587,000 and $1,435,000 for the six months ended June 30, 2002 and 2001, respectively. This represented an 11% increase in dollar terms and a 1% increase as a percentage of sales. The increase in SG&A for the six months ended June 30, 2002, when compared to the same period in 2001 is principally due to increases in various administrative expenses.

SG&A for the second quarter of 2002 were approximately $860,000 compared to $742,000 for the same period in 2001. This represented a 16% increase in dollar terms and a 2% increase as a percentage of sales. The increase in SG&A for the second quarter of 2002 when compared to the same period in 2001 is also principally due to increases in various administrative expenses.



Other Income and Expenses
-------------------------

The decrease in interest income for the six months as well as the second quarter ended June 30, 2002, when compared to the same periods in 2001, is due to a reduction of funds invested as well as lower yields obtained during 2002.

The decrease in interest expense for the six months and second quarter ended June 30, 2002, when compared to the same periods in 2001, is the result of a lower average outstanding balance of notes payable during the periods, and lower interest rates experienced.


FINANCIAL CONDITION
-------------------

The Company's financial condition at June 30, 2002 remains comparable with that of December 31, 2001. The Company's current ratio did not change significantly, with a ratio of 2.3 to 1 at June 30, 2002, compared to 2.1 to 1 at December 31, 2001.

At June 30, 2002, the Company had cash of approximately $856,000, compared to cash of $839,000 at December 31, 2001. The increase in cash at June 30, 2002 is principally due to cash flows from operations of $156,000, that were partially offset by cash outflows from additions to property and equipment ($56,000) and repayment of long-term debt ($79,000).

Shareholders' equity at June 30, 2002 increased due to net income for the six month period. On June 28, 2002, the Company issued a 10% stock dividend. No other dividends were declared nor shares of stock issued during the six months ended June 30, 2002.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under two short-term credit facilities with a local commercial bank. As of August 13, 2002, the Company had available short-term credit facilities aggregating $3.0 million, of which approximately $1,070,000 were available as of such date. Of the $3.0 million credit facility, $2.5 million is secured by the Company's trade accounts receivable and inventories.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

The Company held its annual meeting of shareholders on May 24, 2002. At this meeting, shareholders were asked to vote on two proposals: the election of seven directors and the ratification of the Company's independent auditors. Quorum at the meeting consisted of 1,769,967 shares, or approximately 94% of 1,883,822 total outstanding commons shares. The proposals, together with voting results, were as follows:

          PROPOSAL                  FOR        WITHHELD
   ---------------------------   ---------     --------
1. Election of seven directors
    Michael J. Spector           1,761,467       8,500
    Margaret D. Spector          1,761,467       8,500
    Blas R. Ferraiuoli           1,769,967           0
    Michael A. Rubin             1,769,967           0
    Ramon L. Dominguez           1,769,967           0
    Mark H. Greene               1,769,967           0
    John A. Wing                 1,769,967           0
    J. Fernando Rodriguez        1,761,467       8,500


2. Ratification of Deloitte &
   Touche, LLP as independent
   auditors                        FOR           AGAINST          ABSTAIN
                               ------------   --------------      -------
                                1,769,732          35               200


There were no broker non-votes on either proposal.

ITEM 5.  OTHER INFORMATION
         -----------------

On May 14, 2002, the Company's Board of Directors declared a 10% stock dividend on the Company's common stock. The stock dividend was issued on June 28, 2002 to shareholders of record as of June 14, 2002. The stock dividend resulted in 188,367 additional shares issued.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             --------

               None.

         (b) Reports on Form 8-K.
             -------------------

               The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2002.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MARGO CARIBE, INC.




Date:  August 13, 2002              By: /s/ Michael J. Spector
      ----------------              ----------------------------
                                    Michael J. Spector,
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:  August 13, 2002              By: /s/ J. Fernando Rodriguez
       ---------------              -----------------------------
                                    J. Fernando Rodriguez
                                    President and Chief
                                    Operating Officer



Date:  August 13,2002               By: /s/ Alfonso Ortega
      ---------------               -----------------------
                                    Alfonso Ortega,
                                    Vice President, Treasurer,
                                    Principal Financial and
                                    Accounting Officer