Form 10-Q
period 2002-09-30
MARGO CARIBE INC
filed 2002-11-15
CIK 808493

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2002


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

The  registrant  had  2,079,889  shares  of  common  stock,   $.001  par  value,
outstanding as of November 14, 2002.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         --------------------

          Condensed Consolidated Balance Sheets                               4

          Condensed Consolidated Statements of Operations                     5

          Condensed Consolidated Statement of Shareholders' Equity            6

          Condensed Consolidated Statements of Cash Flows                     7

          Notes to Condensed Consolidated Financial Statements                8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                              16
          -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                                        21
          -----------

ITEM 4.  CONTROL AND PROCEDURES                                              21
         ----------------------

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                   22
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               22
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                     22
         -------------------------------
          OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                                   23
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    23
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                    (Unaudited)

                                    ASSETS
                                    ------

                                                         2002           2001
                                                     -----------    -----------
Current assets:
 Cash and equivalents                                $   887,701    $   838,921
 Accounts receivable, net                              2,043,466      1,798,251
 Inventories                                           3,630,890      3,510,381
 Current portion of note receivable                         --           26,331
 Prepaid expenses and other current assets               277,125        296,482
                                                     -----------    -----------

   Total current assets                                6,839,182      6,470,366

Property and equipment, net                            1,245,508      1,398,689
Land held for future development                       1,105,627      1,053,406
Notes receivable                                          48,112         42,164
Other assets                                             164,091         44,396
                                                     -----------    -----------

    Total assets                                     $ 9,402,520    $ 9,009,021
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $    59,358    $   129,047
  Notes payable                                        2,030,500      1,930,500
  Accounts payable                                       662,972        868,071
  Accrued expenses                                       227,345        194,294
                                                     -----------    -----------

    Total current liabilities                          2,980,175      3,121,912

Deferred revenue                                          74,238           --
Long-term debt                                           339,378        307,528
                                                     -----------    -----------

    Total liabilities                                  3,393,791      3,429,440
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                       --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 2,114,009 and 1,923,622
  shares issued, 2,074,289 and 1,883,822 shares
  outstanding in 2002 and 2001, respectively               2,114          1,924
 Additional paid-in capital                            5,230,938      4,659,792
 Retained earnings                                       871,965      1,014,153
 Treasury stock, 39,800 common shares,
  at cost                                                (96,288)       (96,288)
                                                     -----------    -----------

    Total shareholders' equity                         6,008,729      5,579,581
                                                     -----------    -----------

    Total liabilities and shareholders' equity       $ 9,402,520    $ 9,009,021
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.



                                          MARGO CARIBE, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the Periods ended September 30, 2002 and 2001
                                                      (Unaudited)



                                              Three Months ended September 30,        Nine Months ended September 30,
                                              --------------------------------        -------------------------------
                                                   2002            2001                      2002          2001
                                                -----------    -----------               -----------    -----------
 Net sales                                      $ 2,310,942    $ 2,242,815               $ 7,119,654    $ 6,695,086

 Cost of sales                                    1,292,015      1,449,194                 4,176,164      4,266,408
                                                -----------    -----------               -----------    -----------

    Gross profit                                  1,018,927        793,621                 2,943,490      2,428,678

 Selling, general and administrative expenses       910,947        752,256                 2,498,107      2,187,068
                                                -----------    -----------               -----------    -----------

     Income from operations                         107,980         41,365                   445,383        241,610
                                                -----------    -----------               -----------    -----------

 Other income (expense):
   Interest income                                    7,689         14,638                    11,446         48,452
   Interest expense                                 (15,569)       (34,728)                  (48,176)      (107,268)
   Gain on disposition of equipment                    --             --                        --           13,913
   Miscellaneous income (expense)                     1,354           (832)                   16,236          4,973
                                                -----------    -----------               -----------    -----------

                                                     (6,526)       (20,922)                  (20,494)       (39,930)
                                                -----------    -----------               -----------    -----------

 Income before provision for income tax             101,454         20,443                   424,889        201,680

 Income tax provision                                  --             --                        --             --
                                                -----------    -----------               -----------    -----------

 Net income                                     $   101,454    $    20,443               $   424,889    $   201,680
                                                ===========    ===========               ===========    ===========

 Basic income per common share                  $       .05    $       .01               $       .21    $       .10
                                                ===========    ===========               ===========    ===========

Diluted income per common share                 $       .05    $       .01               $       .20    $       .10
                                                ===========    ===========               ===========    ===========



  See accompanying notes to condensed consolidated financial statements.




                                               MARGO CARIBE, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              Nine Months ended September 30, 2002
                                                           (Unaudited)




                                    Common          Common        Additional
                                    stock           stock           paid-in        Retained         Treasury
                                    shares          amount          capital        earnings           stock            Total
                                  -----------     -----------     -----------     -----------      -----------      -----------
Balance at December 31, 2001        1,883,822     $     1,924     $ 4,659,792     $ 1,014,153      $   (96,288)     $ 5,579,581

Issuance of common stock from
  10% stock dividend                  188,367             188         566,843        (567,077)            --                (46)

Issuance of common stock from
  conversion of stock options           2,100               2           4,303            --               --              4,305

Net income                               --              --              --           424,889             --            424,889
                                  -----------     -----------     -----------     -----------      -----------      -----------

Balance at September 30, 2002       2,074,289     $     2,114     $ 5,230,938     $   871,965      $   (96,288)     $ 6,008,729
                                  ===========     ===========     ===========     ===========      ===========      ===========


    See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                        2002           2001
                                                     ---------      ---------
Cash flows from operating activities:
-------------------------------------
  Net income                                         $ 424,889      $ 201,680
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
   Depreciation and amortization                       314,270        345,314
     Provision for uncollectible accounts
     receivable                                         67,859         37,533
     Gain on disposition of equipment                   (6,287)       (13,913)
   Deferred revenue                                     74,238           --
   Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                             (313,074)      (293,495)
      Inventories                                     (120,509)      (667,415)
      Prepaid expenses and other current assets         19,357         57,331
      Other assets                                    (119,695)       (61,985)
      Accounts payable                                (205,099)       (57,554)
      Accrued expenses                                  33,051         33,929
                                                     ---------      ---------
     Net cash provided by (used in)
       operating activities                            169,000       (418,575)
                                                     ---------      ---------

Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                  (98,452)      (192,533)
  Investment in land held for future development       (52,221)          --
  Increase in notes receivable                         (10,590)       (18,193)
  Repayment of notes receivable                         30,973         10,452
  Collection of amount due from shareholder               --          233,226
  Proceeds from disposition of equipment                  --           13,913
                                                     ---------      ---------
     Net cash provided by (used in)
       investing activities                           (130,290)        46,865
                                                     ---------      ---------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                            --          222,051
  Repayment of long-term debt                          (94,189)       (93,683)
  Increase in notes payable                            100,000        200,000
  Repayment of notes payable                              --         (225,000)
  Cash payment in lieu of issuing fractional
   shares in stock dividend                                (46)          --
   Issuance of common stock from conversion
   of stock options                                      4,305          2,250
                                                     ---------      ---------
     Net cash provided by financing activities          10,070        105,618
                                                     ---------      ---------
Net increase (decrease) in cash                         48,780       (266,092)

Cash and equivalents at beginning of period            838,921        973,061
------------------------------------------------     ---------      ---------
Cash and equivalents at end of period                $ 887,701      $ 706,969
------------------------------------------------     =========      =========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Note 2 - Use of Estimates in the Preparation of Condensed Financial   Statements
-------------------------------------------------------------------   ----------

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


Note 3 - Inventories
--------------------

At September 30, 2002 and December 31, 2001, inventories included the following:

       Description                   2002           2001
---------------------------       ----------     -----------
Plant material                    $3,028,035     $2,813,920
Lawn and garden products             296,732        362,273
Raw materials and supplies           306,123        334,188
                                  ----------     ----------

                                  $3,630,890     $3,510,381
                                  ==========     ==========

Note 4 - Property and Equipment
-------------------------------

At September 30, 2002 and December 31, 2001, property and equipment included the following:

      Description                   2002            2001
-------------------------         ----------     -----------
Leasehold improvements            $1,403,445     $1,364,949
Equipment and fixtures             1,612,186      1,585,675
Transportation equipment             539,910        460,232
Real estate property                 224,327        224,327
                                  ----------     ----------
                                   3,779,868      3,635,183
Less accumulated depreciation
  and amortization                (2,534,360)    (2,236,494)
                                  ----------     ----------
                                  $1,245,508    $1,398,689
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

On May 14, 2002, the Company's Board of Directors declared a 10% stock dividend on the Company's common stock. The stock dividend was issued on June 28, 2002 to shareholders of record as of June 14, 2002. The stock dividend resulted in the issuance of 188,367 additional shares of common stock. Accordingly, the weighted average number of shares outstanding (and stock options) for the periods prior to September 30, 2002 have been adjusted to reflect the effect of the stock dividend.

Basic and diluted income per common share for the periods ended September 30, 2002 and 2001 were determined as follows:


                                               Three Months                   Nine Months
                                             ended September 30,           ended September 30,
Basic income per common share:               2002           2001           2002           2001
-----------------------------             ----------     ----------     ----------     ----------
 Net income attributable to
  common shareholders                     $  101,454     $   20,443     $  424,889     $  201,680
                                          ==========     ==========     ==========     ==========

 Weighted average number of common
  shares outstanding                       2,073,239      2,071,364      2,072,539      2,070,814
                                          ==========     ==========     ==========     ==========

 Basic income per common share            $      .05     $      .01     $      .21     $      .10
                                          ==========     ==========     ==========     ==========


Diluted income per common share:
--------------------------------
 Net income attributable to
  common shareholders                     $  101,454     $   20,443     $  424,889     $  201,680
                                          ==========     ==========     ==========     ==========

 Weighted average number of common
  shares outstanding                       2,073,239      2,071,364      2,072,539      2,070,814
 Plus incremental shares from assumed
  exercise of stock options                   36,480         49,260         49,900         27,062
                                          ----------     ----------     ----------     ----------
 Adjusted weighted average shares          2,109,719      2,120,624      2,122,439      2,097,876
                                          ==========     ==========     ==========     ==========

 Diluted income per common
  share                                   $      .05     $      .01     $      .20     $      .10
                                          ==========     ==========     ==========     ==========


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

The Company's segment information for the three months ended September 30, 2002 and 2001, is as follows:


                                                 Three Months ended September 30, 2002
                                    ---------------------------------------------------------------
                                                  Lawn & Garden
                                        Plants        Products      Landscaping       Totals
                                    ---------------------------------------------------------------
Revenues from external customers     $  994,580     $  727,456      $  588,906      $2,310,942

Intersegment revenues                    87,563          5,270            --            92,833

Interest income                           7,689           --              --             7,689

Interest expense                         15,569           --              --            15,569

Depreciation and amortization            64,568         12,690           9,993          87,251

Segment income                          160,462        (38,415)        (20,593)        101,454





                                                Three Months ended September 30, 2001
                                    ---------------------------------------------------------------
                                                  Lawn & Garden
                                        Plants        Products      Landscaping       Totals
                                    ---------------------------------------------------------------
Revenues from external customers     $  725,322     $  750,436     $  767,057      $2,242,815

Intersegment revenues                   105,279         30,489           --           135,768

Interest income                          14,638           --             --            14,638

Interest expense                         34,728           --             --            34,728

Depreciation and amortization           110,678         10,039          5,421         126,138

Segment income (loss)                    22,045         18,687        (20,289)         20,443


The Company's segment  information as of and for the nine months ended September
30, 2002 and 2001, is as follows:

                                                  Nine Months ended September 30, 2002
                                    ---------------------------------------------------------------
                                                  Lawn & Garden
                                        Plants        Products      Landscaping       Totals
                                    ---------------------------------------------------------------

Revenues from external customers     $3,040,696     $2,166,487     $1,912,471     $7,119,654

Intersegment revenues                   317,259         40,031           --          357,290

Interest income                          11,446           --             --           11,446

Interest expense                         48,176           --             --           48,176

Depreciation and amortization           237,319         44,804         32,147        314,270

Segment income                          286,895         30,572        107,422        424,889

Segment assets                        7,329,901        995,245      1,077,374      9,402,520

Expenditures for segment assets          98,452           --             --           98,452



                                             Nine Months September 30, 2001
                                    ---------------------------------------------------------------
                                                  Lawn & Garden
                                        Plants        Products      Landscaping       Totals
                                    ---------------------------------------------------------------

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

                                       12

Note 7 - Deferred Revenue
-------------------------

As a result of the damages caused by Hurricane Georges in September 1998, the Puerto Rico Department of Agriculture (the "Department of Agriculture") committed to providing assistance to bona-fide agricultural enterprises affected by the hurricane. During May 2002, the Company received $74,238, representing the assistance approved by the Department of Agriculture to the Company, and signed an agreement with the Department of Agriculture, which among other things, requires that the Company's Barranquitas facility be operated as an agricultural enterprise for a minimum period of ten years from the date of signing. Accordingly, the Company recorded the amount received as deferred revenue to account for the assistance received, which will be recognized as revenue over the ten-year period that the Company's required to comply with.

Note 8 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

a)   Non-Cash Investing Activities
     -----------------------------

     During the nine months ended September 30, 2002, the Company applied a certificate of deposit amounting to $500,000 to pay off a related note payable. Subsequently, on two separate occasions, the Company opened a certificate of deposit amounting to $500,000 with the proceeds from a related note payable. The Company also traded-in a vehicle with a cost of $31,500, receiving $7,000 as a trade-in value for the old vehicle, and assuming a related debt of $24,500. The Company also purchased another vehicle for $31,850 by assuming the related debt.

     During the nine months ended September 30, 2001, the Company applied short-term investments amounting to $500,000 against a related note payable for the same amount.

b)   Non-Cash Financing Activities
     -----------------------------

     During the nine months ended September 30, 2002, the Company issued a 10% stock dividend, resulting in the capitalization of 188,367 common shares at a market price of $3.01 as of June 28, 2002.

c)   Other Cash Flow Transactions
     ----------------------------

     Other cash flow transactions for the nine months ended September 30, 2002 and 2001, include interest payments amounting to approximately $41,000 and $113,800, respectively. There were no income tax payments for the nine months ended September 30, 2002 and 2001.

Note 9 - New Accounting Pronouncements
--------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset
Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment is effective for fiscal years beginning after May 15, 2002.

SFAS No. 145 also amends SFAS No. 13 "Accounting for Leases", which requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. SFAS No. 145 is not expected to have significant effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 applies to costs associated with an exit activity, but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143. The Company is required to implement SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a significant effect on its financial position or results of operations.


In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144, and FASB Interpretation No. 9". Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relashionship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholders intangible assets. SFAS No. 147 is effective for acquisitions or impairment measurement of above intangibles effected on or after October 1, 2002. SFAS No. 147 is not expected to have a significant effect on the Company's financial condition or results of operations.

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

Margo Development Corporation and Garrochales Construction and Development Corporation are presently engaged in designing and seeking development permits on a new site for the development of a residential project in the Municipality of Arecibo, Puerto Rico.

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico and the Caribbean. However, the Company will also explore business opportunities in the mainland United States.

On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms entered into a joint venture to grow sod, palms and trees on a farm of approximately 254 acres located on the South Coast of Puerto Rico. The Company owns one-third of the outstanding voting stock of the new entity, Salinas Holdings, Inc. The remaining two-thirds are owned in equal parts by Mr. Mark Greene and another private investor. Mr. Greene, a former director of the Company, resigned from the Board of Directors in connection with this transaction. The Company is required to make an equity cash contribution to the new entity of up to $775,000. As of September 30, 2002, the Company had incurred approximately $114,000 for the purchase of equipment and inventory of the new entity. This amount has been initially recorded as other assets in the accompanying consolidated financial statements.

The farm will be leased by Salinas Holdings, Inc. from an entity controlled by the other private investor for an initial 10-year term with renewal options for an additional 20-year period.

The new entity has entered into a five year management agreement with Nursery Farms (automatically renewable for additional five year terms unless otherwise elected by either party) whereby Nursery Farms will manage the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms. will receive a basic administrative fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" (a "cuerda" equals approximately 0.97 of an acre) of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of the new entity will not be consolidated with the financial statements of the Company, but instead will be reported under the equity method of accounting for investments. Accordingly, the Company's financial statements will reflect the Company's proportionate share (33.3%) of the results of operations of the new entity.

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has seven stores in Puerto Rico and plans to open one more store during 2002.

During the fourth quarter of 2001, the Company became a supplier to Costco Wholesale, which opened two stores in Puerto Rico and plans to open one additional store during 2002, and another one in 2003.

During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company recently received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance in purchasing homes from this project.






RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2002 AND 2001
-------------

During the nine months ended September 30, 2002, the Company had net income of approximately $425,000, or $.20 per share (diluted), compared to approximately $202,000 for the same period in 2001, or $.10 per share.

For the quarter ended September 30, 2002, the Company had net income of approximately $101,000 or $.05 per share, compared to approximately 20,000, or $.01 per share for the same period in 2001.

The increases in net income for the nine months and the quarter ended September 30, 2002 when compared to the same periods in 2001 are principally due to increased sales and gross profits obtained from sales of plant material as well as revenues from landscaping services. These increases in revenues and gross profits were offset, in part, by increases in selling general and administrative expenses.


Sales
-----

The Company's consolidated net sales for the nine months ended September 30, 2002 were approximately $7,120,000, compared to $6,695,000 for the same period in 2001, representing an overall increase of approximately 6%.

The Company's consolidated net sales for the quarter ended September 30, 2002 were approximately $2,311,000, compared to $2,243,000 for the same period in 2001, representing an overall increase of approximately 3%.

The 6% increase in consolidated net sales for the nine months ended September 30, 2002 was due to an increase of approximately 14% in revenues from landscaping services when compared to the same period in 2001. Sales of plant material also increased by 10% for the nine months ended September 30, 2002. Conversely, sales of lawn and garden products decreased by approximately 4% during the nine month period ended September 30, 2002.

The 3% increase in consolidated net sales for the quarter ended September 30, 2002 was due to an increase of 37% in sales of plant material, offset by a decrease in revenues of 23% from landscaping services and a decrease in sales of lawn and garden products of 3%.

The decrease in revenues from landscaping services during the quarter ended September 30, 2002 was due to a reduction of projects in progress during this period when compared to the same period in 2001. The decrease in sales of lawn and garden products during the nine months and the quarter ended September 30, 2002 was due to a reduction in sales to Wal*Mart International.

Gross Profits
-------------

The Company's consolidated gross profit for the nine months ended September 30, 2002 was approximately 41%, compared to 36% for the same period in 2001, or an increase of 5%. Consolidated gross profit for the third quarter of 2002 was approximately 44%, compared to 35% for the same period in 2001, or an increase of 9%.

The 5% increase in gross profit for the nine months ended September 30, 2002 when compared to the same period in 2001 was the result of an increase of approximately 3% in gross profit from sales of plant material (which accounted for 43% of consolidated net sales for the nine months ended September 30, 2002), an increase of approximately 12.5% in gross profit from revenues of landscaping services (which accounted for approximately 27% of consolidated net sales for the nine months ended September 30, 2002), and an increase of approximately 2.5% in gross profit from sales of lawn and garden products (which accounted for approximately 30% of consolidated net sales for the nine months ended September 30, 2002).

The 9% increase in gross profit for the third quarter ended September 30, 2002 when compared to the same period in 2001 was the result of an increase of approximately 10% in gross profit from sales of plant material (which accounted for 43% of consolidated net sales in the third quarter of 2002), an increase of approximately 15% in gross profit from revenues of landscaping services (which accounted for approximately 25% of consolidated net sales in the third quarter of 2002). Conversely, gross profit decreased by 2% from sales of lawn and garden products (which accounted for approximately 32% of consolidated sales in the third quarter of 2002).

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $2,498,000 and $2,187,000 for the nine months ended September 30, 2002 and 2001, respectively. This represented a 14% increase in dollar terms and a 2% increase as a percentage of sales.

SG&A for the third quarter of 2002 were approximately $911,000 compared to $752,000 for the same period in 2001. This represented a 21% increase in dollar terms and a 6% increase as a percentage of sales.

The increase in SG&A for the nine months and third quarter ended September 30, 2002 when compared to the same periods in 2001 is principally due to increases in administrative and marketing salaries, advertising expenses, and Board of Directors (and related Audit Committee) meeting expenses during 2002, when compared to the same periods in 2001.

Other Income and Expenses
-------------------------

The decrease in interest income for the nine months as well as the third quarter ended September 30, 2002, when compared to the same periods in 2001, is due to a reduction of funds invested as well as lower yields obtained during 2002.

The decrease in interest expense for the nine months and third quarter ended September 30, 2002, when compared to the same periods in 2001, is the result of a lower interest rates experienced during 2002.

FINANCIAL CONDITION
-------------------

The Company's financial condition at September 30, 2002 remains comparable with that of December 31, 2001. The Company's current ratio did not change significantly, with a ratio of 2.3 to 1 at September 30, 2002, compared to 2.1 to 1 at December 31, 2001.

At September 30, 2002, the Company had cash of approximately $888,000, compared to cash of $839,000 at December 31, 2001. The increase in cash at September 30, 2002 is principally due to cash flows from operations of $169,000 and short-term borrowings of $100,000. This increase in cash was partially offset by cash outflows from additions to property and equipment ($98,000), investment in land held for future development ($52,000) and repayment of long-term debt ($94,000).

Shareholders' equity at September 30, 2002 increased due to net income for the nine month period. On June 28, 2002, the Company issued a 10% stock dividend. No other dividends were declared during the nine months ended September 30, 2002.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under two short-term credit facilities with a local commercial bank. As of November 14, 2002, the Company had available short-term credit facilities aggregating $3.0 million, of which approximately $970,000 were available as of such date. Of the $3.0 million credit facility, $2.5 million is secured by the Company's trade accounts receivable and inventories.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

Within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             --------

               (i) Management Agreement, dated October 14, 2002, between Salinas Holdings, Inc. and Margo Nursery Farms, Inc.

          (b)  Reports on Form 8-K. The Company  filed the  following  Report on
               --------------------
               Form 8-K:

               (i) Report on Form 8-K dated  August 14,  2002,  reporting  under
               Item 9 the filing of the CEO and CFO  Certifications  required by
               Section 906 of the Sarbanes-Oxley Act.

               (ii) Report on Form 8-K dated October 14, 2002,  reporting  under
               Item 5, a joint venture entered by the Company to grow sod, palms and trees.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARGO CARIBE, INC.




Date:  November 14, 2002             By: /s/ Michael J. Spector
      ------------------             ----------------------------
                                      Michael J. Spector,
                                      Chairman of the Board and
                                      Chief Executive Officer




Date:  November 14, 2002              By: /s/ J. Fernando Rodriguez
       -----------------              -----------------------------
                                        J. Fernando Rodriguez
                                        President and Chief
                                         Operating Officer




Date:  November 14, 2002             By: /s/ Alfonso Ortega
       -----------------             -----------------------
                                         Alfonso Ortega,
                                    Vice President, Treasurer,
                                     Principal Financial and
                                        Accounting Officer

I, Michael J. Spector, Chairman of the Board and Chief Executive Officer of Margo Caribe, Inc. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Margo Caribe, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14 for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial dataand have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                  By: /s/ Michael J. Spector
      -----------------                      ----------------------
                                             Michael J. Spector
                                             Chief Executive Officer

I, Alfonso Ortega, Chief Financial Officer of Margo Caribe, Inc. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Margo Caribe, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14 for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial dataand have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                   By: /s/ Alfonso Ortega
      -----------------                       ------------------
                                              Alfonso Ortega
                                              Chief Financial Officer