Form 10-K
period 2002-12-31
MARGO CARIBE INC
filed 2003-03-31
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

                                   Yes [ ]    No [X]

As of June 26, 2002, the aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant was $1,986,920 based on the last sales price of $3.25 per share on the NASDAQ Stock Market on June 26, 2002.

The  registrant  had  2,079,889  shares  of  common  stock,   $.001  par  value,
outstanding as of March 15, 2003.

                               MARGO CARIBE, INC.

                         2002 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I
------
ITEM 1.  BUSINESS............................................................ 1

ITEM 2.  PROPERTIES...........................................................7

ITEM 3.  LEGAL PROCEEDINGS....................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS.............8


PART II
-------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS........................................... 9

ITEM 6.  SELECTED FINANCIAL DATA.............................................10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION............................ 12

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK .........................................................18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................18

PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................19

ITEM 11.  EXECUTIVE COMPENSATION.............................................21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...................................................23

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................25

ITEM 14.  CONTROLS AND PROCEDURES............................................26

PART IV
-------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K...................................................26

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

PRINCIPAL OPERATIONS
--------------------

     The Company's operations are conducted at a 92 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 92 acre farm is leased from Michael J. Spector and Margaret D. Spector, who are directors, officers and principal shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Lease and Option to Purchase Main Nursery Farm" herein. The 13 acre facility in the Municipality of Barranquitas is leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor to return the Barranquitas facility and intends to consolidate this operation into its main nursery farm in Vega Alta, Puerto Rico (refer to ITEM 2. PROPERTIES).

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

     Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In Vega Alta, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. In Barranquitas, Nursery Farms (operating as Margo Flora) produces orchids, bromeliads, anthuriums, spathiphylum, poincettias and other interior potted plants. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. The Barranquitas operation will be consolidated with the Vega Alta facility (refer to ITEM 2. PROPERTIES)

     As a bona fide agricultural enterprise, both Nursery Farms and Margo Flora enjoy a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

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

     Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

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

     The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company's landscaping division targets construction and government projects which require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services which complement the sales function. For large retailers in Puerto Rico (such as The Home Depot, Wal*Mart Stores, Sam's Club, Kmart and Costco Wholesale), the Company develops promotional programs which include deliveries to customer outlets and special pricing based on volume.

     During 2002, the Company's single largest customer (The Home Depot) accounted for approximately 30% of the Company's net sales. During 2001 and 2000, the Company's two largest customers accounted for approximately 35% and 30% of the Company's net sales, respectively. The Company's largest customer (The Home Depot) accounted for 24% in 2001 and 17% in 2000, and the second largest customer (Wal*Mart Stores) accounted for 11% in 2001 and 13% in 2000 of the Company's net sales.

     The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

Financial Information Relating to Industry Segments
---------------------------------------------------

     The Company has three reportable segments identified by line of business: the production and marketing of tropical and flowering plants, the sale of related lawn and garden products and the provision of landscaping services. The following table sets forth sales for industry segments for the years ended December 31, 2002, 2001 and 2000. The information is provided after the elimination of intercompany transactions.

                                                 2002        2001        2000
                                               ---------  ---------  ----------
                                                       (Amounts in 000's)
                                                       ------------------

               Plants                          $   4,325  $   3,786  $    3,827
               Lawn and garden products            2,884      2,845       2,104
               Landscaping                         2,542      2,554       2,372
                                               ---------  ---------  ----------
                                               $   9,751  $   9,185  $    8,303
                                               =========  =========  ==========

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

Employees
---------

     At December 31, 2002, the Company had 169 full time employees, of which 147 were directly involved in nursery production, distribution of lawn and garden products and landscaping activities, and 22 were involved in sales, accounting and administration. None of its employees are represented by a union.

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

Natural Hazards
---------------

     The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of March 25, 2003 the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverages during the past five years, and no assurance can be given that the Company will be able to obtain such insurance coverages in the foreseeable future.

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


JOINT VENTURE IN SALINAS HOLDINGS, INC.
---------------------------------------

     On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms entered into a joint venture to grow sod, palms and trees on a farm of approximately 254 acres located in the Municipality of Salinas, Puerto Rico, operated by Salinas Holdings, Inc. ("Salinas"). Salinas is a newly formed entity in which Nursery Farms owns one-third of the outstanding voting stock. The remaining two-thirds are owned in equal parts by Mr. Mark Greene, a former director of the Company, and by Mr. Alberto Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. As of December 31, 2002, the Company had invested $433,333 .

     The farm is leased by Salinas Holdings, Inc. from an entity controlled by Mr. Rubi, for an initial 10-year term with renewal options for an additional 20-year period.

     Salinas has entered into a five year management agreement with Nursery Farms (automatically renewable for additional five year terms unless otherwise elected by either party) whereby Nursery Farms will provide certain management services to the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms will receive a basic administrative fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" (a "cuerda" equals approximately 0.97 of an acre) of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

     The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company's financial statements reflect the Company's proportionate share (33.33%) of the results of operations of Salinas.

     Nursery Farms' investment in Salinas as of December 31, 2002 amounted to $433,333. This amount was reduced by Margo's participation in the proportionate share (33.33%) of Salinas' loss for the period from commencement of operations through December 31, 2002 ($16,037).


FUTURE OPERATIONS
-----------------

     The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region. However, the Board will explore opportunities for expansion outside of Puerto Rico.

     The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has eight stores in Puerto Rico (one of which was opened in January 2003) and plans to open two more stores during the remainder of 2003.

     The Company continues to supply live goods (plant material) to Wal*Mart International, which presently has eleven stores (including two "super centers") throughout Puerto Rico (of which one was opened in February 2003) and plans to open two more super centers during the remainder of 2003. The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

     The Company is also a supplier to Kmart Corporation in Puerto Rico. Kmart has 24 stores in Puerto Rico and four stores in the U.S. Virgin Islands. Kmart promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

       During the fourth quarter of 2001, the Company became a supplier to Costco Wholesale, which opened 2 stores in Puerto Rico. During January 2003, Costco Wholesale opened a third store in Puerto Rico.

     At December 31, 2002, the Company was engaged in the various landscaping projects and also had monthly maintenance contracts with various commercial shopping centers and housing communities.

     During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential housing project. The Company paid $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as obtaining development permits for this site. The Company recently received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance in purchasing homes from this project. However, the Company cannot give any assurance how long it will take to obtain the necessary permits to develop the project or whether said permits in fact be obtained.

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

ITEM 2.  PROPERTIES

     During 2002, the Company conducted its operations from nursery facilities located in Puerto Rico.

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

     The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are officers, directors and the major shareholders of the Company, pursuant to a lease agreement dated January 1, 1993. Under the lease, the Company is required to pay rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option which permits the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company must pay $1,000 per month. The lease agreement (including the option) terminated on December 31, 2002. The Spectors committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007. The Company is in the process of negotiating a new lease agreement with the Spectors. Pending the execution of a new lease agreement, the parties have agreed to a month to month lease arrangement with monthly lease payments of $24,000, as under the prior lease.

     During the years ended December 31, 2002 and 2001, total lease payments to the Spectors amounted to approximately $288,000 (not including the monthly payments for the option referred to above).

Barranquitas Nursery Facility
-----------------------------

     Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. For the years ended December 31, 2002 and 2001, total lease payments amounted to $72,000 and $60,000, respectively.

     Effective December 23, 2002, the lessor and the Company entered into an agreement to terminate the lease agreement and return the facility on or before June 30, 2003.

      The Company intends to consolidate the operations currently conducted at the Barranquitas nursery facility with its Vega Alta nursery facility. The Company considers that the Vega Alta facility is generally in good condition, is well maintained and is generally suitable and adequate to carry on the Company's business.

Land held for Future Development
--------------------------------

     On December 13, 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is currently in the process of obtaining development permits. No assurance can be given how long it will take to obtain the necessary permits or whether said permits will in fact be obtained.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of the Company's management, any pending or threatened legal proceedings of which management is aware will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

       Not applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

     The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 2002 and 2001. The last reported sales price for the Common Stock on March 14, 2003 was $5.18 per share. Common stock prices have been adjusted to give retroactive effect to the 10% stock dividend declared on the Company's common stock effective June 28, 2002.

                             2002                      2001
                      ----------------     -----------------------
  Quarter:             High      Low             High         Low
  --------             ----      ---             ----         ---

  First               $ 4.32   $ 2.78          $ 3.07       $ 1.59
  Second                3.74     2.73            3.18         1.82
  Third                 3.30     2.71            4.64         2.18
  Fourth                4.45     3.00            4.77         2.82


     There were approximately 60 holders of record of the common stock as of December 31, 2002. This amount includes custodians, brokers and other institutions which hold the common stock as nominees for an undetermined number of beneficial owners. As of March 14, 2003, the Company had 2,079,889 shares of common stock outstanding.

     The Company did not pay any cash dividends on its common stock during 2002 or 2001. However, effective June 28, 2002, the Company issued a 10% stock dividend to shareholders of record as of June 14, 2002. This resulted in the issuance of 188,367 additional shares of common stock. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for Margo Caribe, Inc. on a historical basis, for each of the five years ended December 31, 2002. The selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Consolidated Financial Statements. Per share information has been retroactively adjusted to reflect a 10% stock dividend effective June 28, 2002.




                                                     MARGO CARIBE, INC. AND SUBSIDIARIES
                                                     -----------------------------------

                                                           Selected Financial Data

                                                                                            Years Ended December 31,
                                                          ------------------------------------------------------------------------
Earnings Statement Data:                                       2002          2001         2000           1999           1998
                                                               ----          ----         ----           ----           ----
   Net sales                                              $ 9,751,294   $ 9,184,621   $ 8,302,810    $ 6,201,233    $ 5,349,244
   Gross profit                                             3,875,882     3,389,274     2,134,463      2,230,111      1,726,173
   Selling, general and administrative expenses             3,477,923     3,021,016     2,583,012      2,395,350      2,122,976
   Income (loss) from operations                              397,959       368,258      (448,549)      (165,239)      (396,803)
   Net income (loss)                                          852,345       338,443    (1,022,733)      (127,867)    (1,112,837)
   Basic income (loss) per common share                   $      0.41   $      0.16   $     (0.49)    $    (0.06)    $    (0.54)
   Diluted income (loss) per common share                 $      0.40   $      0.16   $     (0.49)    $    (0.06)    $    (0.54)
   Weighted average number of common shares outstanding
     and common share equivalents                           2,114,245     2,104,385     2,069,584      2,062,854      2,066,520

Balance Sheet Data:
   Working capital                                        $ 3,958,112   $ 3,348,454   $ 2,290,314    $ 4,306,446    $ 3,396,453
   Total assets                                             9,796,206     9,009,021     9,375,396      8,916,981      7,990,208
   Long-term debt (excluding current portion)                 244,425       307,528       239,482        338,597         85,880
   Stockholders' equity                                     6,446,389     5,579,581     5,238,888      6,241,776      6,369,643

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES
----------------------------

      The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America .

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

     The  Company's   management  believes  the  following  critical  accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition
-------------------
     The Company recognizes sales of plants and lawn and garden products upon shipment from its facilities to customers. Revenues from sales of landscaping services are recognized as plants are installed at the customers' facilities.

Allowance for Doubtful Accounts
-------------------------------
     The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that are estimated to be uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and related allowance may change in the near term.

Capitalization of Inventory Costs
---------------------------------
     Direct and indirect costs that are capitalized as part of inventory of plant material which management estimates cannot be recovered from future sales of plant inventory are charged to cost of sales. Management's determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgement with respect to the future marketability of the inventory.

Deferred Income Taxes
---------------------
     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

OVERVIEW
--------

     For the year ended December 31, 2002, the Company had consolidated net income of approximately $852,000, compared to net income of $338,000 in 2001, and a net loss of $1,023,000 in 2000. These amounts represent a consolidated diluted income (loss) per common share of $0.40, $0.16 and ($.49) for 2002, 2001 and 2000, respectively.

      The Company's increase in net income for the year ended December 31, 2002 when compared to 2001, was due to a substantial increase in other income of approximately $473,000, principally from a gain upon the collection of a $405,000 note receivable previously written down to $20,000. Income from operations for the year ended December 31, 2002 was comparable to that of 2001.

      The Company's increase in net income for the year ended December 31, 2001 when compared to 2000, was due to increases in sales and higher gross profits, which were offset, in part, by an increase in selling, general and administrative expenses.

     The Company's net loss for the year ended December 31, 2000 was principally due to the write off of unsalable inventory charged to cost of sales, resulting in a loss from operations. This loss from operations was further increased by non-recurring expenses related to the termination of a proposed merger charged as other expenses.

RESULTS OF OPERATIONS
---------------------

Sales
-----

      Consolidated net sales for the year ended December 31, 2002 were approximately $9,751,000 representing an increase of 6% over sales of $9,185,000 in 2001. This increase in sales is principally due to a 14% increase in sales of plant material ($539,000). Sales of lawn and garden products increased by 1% and sales of landscaping services decreased by 0.5%. Increase in sales of plant material was principally due to increased sales to major chain stores as well as local landscapers. Sales of lawn and garden products as well as landscaping services remained comparable with sales for 2001. During 2002, approximately
$525,000 (21%) of landscaping service revenues were provided to an entity controlled by the Company's major shareholder, compared to $279,000 (11%) for 2001.

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

Gross Profits
-------------

The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                        Years ended December 31,
                                                        ------------------------
                                                        2002     2001    2000
                                                       -------  ------  ------
Net sales                                               100.0%   100.0%  100.0%
Cost of sales                                            60.3     63.1    74.3
                                                       -------  ------  ------
Gross profit                                             39.7     36.9    25.7
Selling, general and administrative expenses             35.7     32.9    31.1
                                                       -------  ------  ------
Income (loss) from operations                             4.0      4.0    (5.4)
Interest expense, net                                     (.4)     (.5)    (.4)
Other income (expenses),  net                             5.0       .3    (6.5)
                                                       -------  ------  ------
Income (loss) before income deferred income tax credit    8.6      3.8   (12.3)
Deferred income tax credit                                 .1     -         -
                                                       -------  ------  ------
Net income (loss)                                         8.7      3.8   (12.3)
                                                       ======   ======  ======

     The table above reflects that consolidated gross profits as a percentage of net sales were approximately 40%, 37%, and 26%, for the years ended December 31, 2002, 2001and 2000, respectively.

      The Company's consolidated gross profit for the year ended December 31, 2002 was 40%, compared 37% in 2001, representing an overall increase of 3%. This increase in gross profit was principally due to an increase in gross profit from sales of landscaping services of 7% (38% in 2002 and 31% in 2001). This increase was due to increased performance in project management during 2002. Gross profit from sales of lawn and garden products increased by 3% (44% in 2002 and 41% in 2001). This increase was principally due to improved efficiency in the production of the Company's Rain Forest line of soil and aggregates. Gross profit from sales of plant material remained comparable at 38% in 2002 and 2001.

       The Company's consolidated gross profit for the year ended December 31, 2001 was 37%, compared to 26% in 2000, representing an overall increase of 11%. The increase in gross profit was spread among all business segments. Gross profit from sales of plant material during 2001 was approximately 38% compared to 25% in 2000. This increase was due to a higher volume of sales (although overall sales of plant material remained comparable) of certain varieties of plants with higher gross profit, and the fact that during 2001, there were significantly less charges to cost of sales from both the maintenance and write-off of unsalable inventory, as experienced in 2000. Gross profit from sales of lawn and garden products during 2001 was approximately 41% compared to 31% in 2000. This increase was also due to a higher volume of sales of products with higher gross profit, and the fact that during 2001 there were no write-offs of unsalable inventory as experienced in 2000. Gross profit on revenues from landscaping services was approximately 31% in 2001 compared to 22% in 2000. This increase was the result of improved performance in project management and execution during 2001.

Selling, General and Administrative Expenses
--------------------------------------------

      The Company's selling, general and administrative expenses ("SG&A") for 2002 were approximately $3,478,000 compared to $3,021,000 in 2001, representing an increase of 15% in dollar terms, and an increase of 3% as a percentage of sales. The increase (in dollar terms) was principally due to increases in administrative expenses, mainly due to additional sales and administrative personnel, and increase in executive compensation. Other administrative expenses increases included the provision for uncollectible receivables and repairs and maintenance of machinery and equipment in general. Shipping expenses also increased in dollar terms, but remained comparable as a percentage of sales.

      The Company's SG&A for 2001 were approximately $3,021,000 compared to $2,583,000 in 2000, representing an increase of 17% in dollar terms, and an increase of 2% as a percentage of sales. The increase in SG&A (in dollar terms) was the result of increases in shipping and general and administrative expenses and were experienced evenly throughout the year. Increase in shipping expenses resulted from increased volume, specifically in sales of lawn and garden products; however, they remained comparable as a percentage of sales. Increase in general and administrative expenses was principally in compensation, as a result of the hiring of a new chief operating officer for the Company.

Other Income and Expense
------------------------

      Interest income for the year ended December 31, 2002 decreased when compared to that of 2001 due to a reduction of funds invested as well as lower yields obtained during 2002.

      Interest   expenses  for  the  year  ended  December  31,  2002  decreased principally from lower interest rates experienced during 2002.

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

       Other income for the year ended December 31, 2002, includes a gain from the sale of an investment of approximately $71,000. This investment had been previously classified and included as an other asset in the Company's balance sheet at an approximate cost of $41,000.

        Also included as other income for the year ended December 31, 2002 is a gain of $405,000 from the collection of a note receivable which had been previously written down to a carrying value of $20,000 (refer to Note 5 in the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2002).

        Other income for the year ended December 31, 2002 also includes a "Participation in loss of unconsolidated subsidiary" of $16,037. This represents the Company's 33.33% share in the loss of Salinas Holdings, Inc. for the period from November 1, 2002 (commencement of operations) through December 31, 2002. As stated under "ITEM I. Joint Venture in Salinas Holdings, Inc.", during 2002, the Company made an investment in Salinas Holdings, Inc. This investment was accounted for under the equity method for investments in common stock. Accordingly, at year end, the Company includes as other income (expense) its proportionate share of the results of operations of Salinas Holdings, Inc..

      Other expenses for the year ended December 31, 2001 were approximately $30,000 compared to $574,000 for 2000. The decrease in other expenses for 2001 was principally due to the non-recurring merger related expenses of $553,000 in 2000, in connection with the terminated merger agreement described below.

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


FINANCIAL CONDITION
-------------------

     At December 31, 2002, the Company had cash of approximately $1,418,000, compared to cash of $839,000 at December 31, 2001, or an increase of $579,000. The increase in cash at December 31, 2002 was principally due to net cash flows from operating activities of $1,001,000. These net cash flows from operations were offset by net cash outflows used in investing activities and financing activities of $109,000 and $313,000, respectively. Among the net cash outflows from investing activities were additions to property and equipment ($182,000) and the initial investment in the Company's unconsolidated equity subsidiary ($433,000). These were offset by proceeds from sale of investment ($113,000) and from the collection of notes receivable ($451,000). Among the cash outflows from financing activities were the repayment of long term debt ($128,000) and repayment of notes payable ($733,000). These were offset by an increase in notes payable ($533,000).

     As a result of the Company's net income for the year ended December 31, 2002, the Company's debt to equity ratio improved to 51%, compared to 61% at December 31, 2001.

     Stockholders' equity at December 31, 2002 increased principally due to results of operations for the year. During the year ended December 31, 2002, the Company issued 7,700 shares of common stock in connection with the conversion of stock options. The Company issued 188,367 shares of common stock in connection with a 10% stock dividend on June 28, 2002. There were no cash dividends declared during the year ended December 31, 2002.

CURRENT LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------

     The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. As a result, producers need to invest significant amounts of capital in stock plants and inventory. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital from cash flows from operations as well as borrowings under short-term credit facilities with a local commercial bank. At December 31, 2002, the Company had $2.5 million of credit under these facilities, of which approximately $1,081,000 was available. The credit facility for $2.5 million is secured by the Company's trade accounts receivable and inventory. On February 27, 2003, the credit facility was modified to create a subline of $150,000 to be used exclusively to finance vehicle purchases, reducing the amount available under the credit facility for general working capital to $2.35 million. As of March 15, 2003, the Company had not used the subline for vehicle loans.


SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
--------------------------------------

     There were no significant fourth quarter adjustments for the years ended December 31, 2002 and 2001.

      During the fourth quarter of 2000, the Company wrote off unsalable inventory with an approximate carrying value of $439,000, which were charged to cost of sales.

     INFLATION
     ---------

     The primary inflationary factors which may affect the Company's results of operations and financial condition are the costs of labor and production materials such as soil, pots, chemicals, fertilizer, plant cuttings and shipping costs. During the last three years, the impact of inflation on the results of operations and financial condition of the Company has been minimal due to the stability of wage rates and the availability of production materials from a wide variety of sources.

     The Company does not anticipate that inflation will have a significant effect on its future earnings or financial condition because increases caused by inflation are ordinarily recovered through increases in prices.

RISK MANAGEMENT
---------------

         The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2002, the Company had been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverage during the past five years and no assurance can be given that the Company will be able to obtain such insurance coverages in the foreseeable future.

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors, nominee for director and executive officers of the Company as of March 15, 2003. The background and experience of these persons are summarized in the paragraphs following the table.

Name (Age at March 15, 2003)        Positions with the Company
----------------------------        --------------------------
Michael J. Spector (56)             Chairman of the Board, Chief Executive Officer and Director
Margaret D. Spector (51)            Secretary and Director
Jairo Estrada (55)                  Nominee
Blas R. Ferraiuoli (58)             Director
Michael A. Rubin (60)               Director
John A. Wing (66)                   Director
Ramon L. Dominguez (49)             Director
J. Fernando Rodriguez (39)          Director, President and Chief Operating Officer
Alfonso A. Ortega (49)              Vice President, Treasurer and Chief Financial Officer
Rene Llerandi (43)                  Vice President - Marketing

       John A. Wing and Margaret D. Spector have informed the Company that they do not intend to stand for reelection at the 2003 annual meeting of shareholders. Mr. Jairo Estrada is being nominated for election as a director for the first time at the 2003 annual meeting of shareholders.

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

Background of Officers and Directors
------------------------------------

     Set forth below is a summary of the background of each person who was an officer or director and nominee of the Company as of March 15, 2003.

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

     MR. ESTRADA is being nominated to the Board of Directors for the first time at the Annual Meeting of Shareholders. Mr. Estrada has served as the Chairman of the Board of N.S.C. of Puerto Rico, a manufacturing company serving the pharmaceutical industry since 1999. From December 1985 to August 1996, Mr. Estrada was the Chairman of the Board and Chief Executive Officer of Garden Way Incorporated. Prior to joining Garden Way, in 1972 Mr. Estrada was a Senior Consultant with KPMG Peat Marwick in Albany, New York, the Caribbean Islands and South America. Mr. Estrada is a member of the Board of Directors of Flow Management Technologies, Inc. (a health company), World Wide Education Services (not for profit educational entity) and Velcero, Inc. (internet service solution provider). He is also a member of the Advisory Board of the American College of the Immaculate Conception of Leuven, Belgium; and the Board of Directors of Telefonos Publicos de Puerto Rico and MBTI of Puerto Rico.

     MR. RUBIN was elected a director of the Company in 1995 and continues to hold that position. Mr. Rubin is an attorney engaged in private practice. He has been a partner in the law firm of Michael A. Rubin, P.A., Coral Gables, Florida, for more than the past five years. Mr. Rubin is a Director of The Herzfeld Caribbean Basin Fund, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange
Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 2002. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied, except that Mark Greene, a former director, failed to timely file one report related to the purchase of 230 common shares and J. Fernando Rodriguez failed to timely file one report related to the purchase of 330 common shares.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth information regarding compensation of the Company's Chief Executive Officer and the Company's President and Chief Operating Officer during each of the three years ended December 31, 2002, 2001 and 2000. Mr. Rodriguez was employed by the Company in March 2001. No other executive officer of the Company earned more than $100,000 during 2002, 2001 or 2000. The amount (and related exercise price) of option grants shown in the table have been adjusted for the 10% stock dividend effective June 28, 2002.

                                     Annual Compensation
                           ---------------------------------------

                                                                  Number of
    Name of Individual and                                      Stock Options  Other Annual
  Position with the Company                   Salary    Bonus      Granted     Compensation (1)
  -------------------------                   ------    -----      -------     ----------------
Michael J. Spector                  2002    $115,000   $11,000      2,750(2)       $8,000
   Chairman,  Chief Executive       2001     102,000        -       2,750(2)        8,000
   Officer and Director             2000     104,000        -       2,750(2)        8,000
J. Fernando Rodriguez, President    2002     160,000    15,000     55,000           8,000
   and Chief Operating Officer      2001     118,000        -      27,500           4,600

(1)  Represents  matching  contribution  under  the  Company's  Salary  Deferral
     Retirement Plan.

(2) Represents 2,500 options granted to his spouse, Margaret D. Spector for each of 2000, 2001 and 2002. Mr. Spector may be deemed to beneficially own the options granted to Mrs. Spector.


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

     During 2002, Messrs. Ferraiuoli, Rubin, Wing, Dominguez, and Mrs. Spector each received options to acquire 2,750 shares (adjusted due to the 10% stock dividend declared June 28, 2002) of Common Stock at an exercise price of $3.18 ($3.50 for Mrs. Spector), expiring on May 25, 2012, in accordance with the 1998 Plan. All share amounts and exercise prices have been adjusted for the 10% stock dividend effective June 28, 2002.

Grant of Stock Options
----------------------

      The table below provides certain information regarding stock options granted to the officers named in the Cash Compensation Table. No stock options were granted to Michael J. Spector during the year ended December 31, 2002, however, for SEC reporting purposes, Mr. Spector may be deemed to beneficially own the options granted to Margaret D. Spector. All share amounts and exercise prices have been adjusted for the 10% stock dividend effective June 28, 2002.



                                                                                    Potential realizable
                                                                                      value at assumed
                                                                                    annual rates of stock
                                                                                     price appreciation
                                                                                      for option term
                                                                                    ---------------------
                         # of shares    % of total
                          underlying     options
                           options      granted in    Exercise Price   Expiration
         Name             granted(2)    Fiscal Year     ($/share)         Date           5%         10%
----------------------    ----------    -----------     ---------      ----------    ---------     -----
Michael J. Spector(1)      2,750           3.9%           $3.50(3)      05-25-12     $  4,620    $ 13,063
J. Fernando Rodriguez     55,000          76.9%            $3.18        05-24-12     $110,000    $278,500

(1)  Represents options to acquire 2,750 shares granted to Margaret D. Spector.

(2)  Options become exercisable at the rate of 20% on the first,  second,  third, fourth and fifth anniversary of the grant date.

(3)  The exercise price is based on the last sales price (at 110%) for the Company's  common stock on May 25, 2002, the date of grant.

Options Exercised During 2002 and Option Values at December 31, 2002
--------------------------------------------------------------------

     The following table sets information on outstanding options held by the Company's executive officers and their values at December 31, 2002. There were no exercises of options during 2002 by any of the persons named in the Cash Compensation Table. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 31, 2002, the last day the common stock traded during 2002.


                                                             Number of Shares                  Value of Unexercised
                                                                Underlying                         In-The-Money
                                                            Unexercised Options                     Options at
                                                                at 12/31/02                    At 12/31/02 (1)(2)
                                                       -----------------------------     -------------------------------
                             Shares
                            Acquired        Value
          Name             On Exercise    Realized     Exercisable     Unexercisable     Exercisable      Unexercisable
          ----             -----------    --------     -----------     -------------     -----------      -------------
 Michael J. Spector(1)          -             -           46,750           8,250         $41,442(1&2)       $6,765(1&2)
 J. Fernando Rodriguez          -             -            5,500          77,000         $10,395(3)         $74,030(3)

(1)  Includes 22,000 options held by Margaret D. Spector, the wife of Michael J.
     Spector.
(2)  Based on the last sales price of $3.77 per share on December 31, 2002,  and an  exercise  price of  $2.87,  $3.13,  $1.50,  $2.50,  $1.75 and $3.75 for
     22,000,   19,250,   2,200,  1,650  ,1,100  and  550  exercisable   options,
     respectively,  and an exercise price of $1.50, $2.50, $1.75, $3.75 and$3.50 for 550,  1,100,  1,650  and  2,200  and  2,750 of  unexercisable  options, respectively.
(3)  Based on the last sales price of $3.77 on December 31, 2002 and an exercise price of $1.88 for 5,500 exercisable options and an exercise price of $1.88 and $2.89 for 22,000 and 55,000 of unexercisable options, respectively.


Employment Contracts
--------------------

     The Company does not have an employment contract with any executive officer.

Salary Deferral Retirement Plan
-------------------------------

     During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees of Margo Caribe, Inc. who are at least 21 years of age and is effective from the date of employment. Under the terms of the retirement plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the year ended December 31, 2002, the Company paid approximately $58,000 representing the matching contributions under the retirement plan for all participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth, as of March 15, 2003, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) each nominee for director; (c) all executive officers, directors and nominees of the Company as a group; and
(c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.


                           Security Ownership as of March 15, 2003
                           ---------------------------------------

            Name
 (Position with the Company)          Amount Beneficially Owned(1) (5)     Percent of Class(1)
 ---------------------------          --------------------------------    -------------------
Michael J. Spector                              1,469,699(2)                     68.8%
(Executive Officer and Director)

Margaret D. Spector                             1,469,699(2)                     68.8%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Executive Officer and Director)

J. Morton Davis                                   205,643(3)                      9.9%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Jairo Estrada (Nominee)                              -                             -

Blas R. Ferraiuoli (Director)                      17,600                         (4)

Michael A. Rubin (Director)                        33,700                        1.6%

John A. Wing (Director)                             2,750                         (4)

Ramon Dominguez (Director)                         12,650                         (4)

J. Fernando Rodriguez (President and               13,200                         (4)
Director

All Executive Officers and                      1,580,729(1)                     72.1%
Directors and Nominee as a Group
(8 persons)
_________________________________

(1) For each person or group,  the amount shown as  beneficially  owned includes the number of shares of common  stock the named  person (s) has the right to acquire upon exercise of stock options that are  exercisable  within 60 days of March 15, 2003,  (except in the case of the  Spectors,  in which case all shares that are issuable upon options are included  irrespective of exercise date) as shown below:
    -        Michael J. Spector and Margaret D. Spector            55,000 shares
    -        Blas Ferraiuoli                                       13,750 shares
    -        Michael A. Rubin                                       8,800 shares
    -        John A. Wing                                             550 shares
    -        Ramon Dominguez                                          550 shares
    -        J. Fernando Rodriguez                                 11,000 shares
    -        All Executive Officers and Directors, as a group     112,200 shares
     Percent of class does not  include  shares of common  stock  issuable  upon exercise of stock options held by other persons.
(2)  Includes 1,045,873 shares held directly by Mr. Spector, 334,826 shares held by Mrs.  Spector and 34,000 held jointly.  Also  includes  stock options to acquire  33,000 and 22,000  shares held by Mr.  Spector  and Mrs.  Spector, respectively.  The  Spectors  share  voting and  investment  power over the shares owned by each other.
(3)  This amount consists of 21,780 shares owned directly by J. Morton Davis and
     174,513 shares held in the name of D.H. Blair  Investment  Banking Corp., a registered  broker-dealer,  which in turn is  controlled by J. Morton Davis and of 9,350 shares owned by Rosalind Davidowitz,  the spouse of Mr. Davis.
     This  amount is based upon a Schedule  13G, as amended on February 4, 2003, filed with the Securities and Exchange Commission.
(4)  Less than one percent.
(5)  Amount of shares adjusted for 10% stock dividend effective June 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease and Option to Purchase Main Nursery Farm
----------------------------------------------

     Effective January 1, 1993, the Company and the Spectors entered into a lease agreement with respect to the main Puerto Rico nursery farm. The lease had an initial term of five years renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent was set at $19,000 per month. During the renewal term, the rent increases to the greater of
(x) $24,000 per month or (y) the original $19,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 1993 to the WPI in effect on January 1, 1998. Additionally, the Company was required to pay all taxes on the property, maintain certain insurance coverages and otherwise maintain and care for the property. The lease also contained an option which permited the Company to purchase the property at its appraised value at any time during the term of the lease. In consideration of the option, the Company was required to pay the Spectors an additional $1,000 per month. On January 1, 1998, the Company exercised its renewal option at a monthly rental of $24,000. The lease to terminated on December 31, 2002. The Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007. The Company is in the process of negotiating a new lease agreement with the Spectors. The negotiations will be conducted on behalf of the Company by a committee of independent directors . Pending execution of a new lease agreement, the parties have agreed to a month to month arrangement with monthly lease payments of $24,000 as under the prior lease.

Landscaping services provided by the Company to Estancias de Cerro Mar, Inc.
----------------------------------------------------------------------------

       During 2002 and 2001, the Company provided landscaping and landscape maintenance services to Estancias de Cerro Mar, Inc., an entity controlled by the Spectors, and charged approximately $525,000 and $279,000, respectively, for these services. The Company believes that the prices and other terms granted to the Spectors were at least as favorable to the Company as those charged to unrelated entities.

Certain Other Relationships
---------------------------

     During 2002, the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

                                     PART IV
                                     -------


ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period preceding the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                    (vi) Stock  Option  Agreement,  dated  July  9,  1993,  with
                         Margaret D. Spector.
                    (vii)Stock Option  Agreement,  dated July 9, 1993, with Blas
                         R. Ferraiuoli.
                    (viii) Stock Option  Agreement,  dated August 9, 1996,  with
                         Margaret D. Spector.
               (d) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998:
                    (ii) Second Amendment to lease Agreement dated as of January
                         1, 1998,  between  the Company  and the  Spectors.
               (e) Material contract incorporated by reference from the Company's Annual Report on Report on Form 10-K for the year ended December 31, 2001.
                    (i) Master Promissory Note for %2.5 million with Scotiabank of Puerto Rico dated January 25, 2002.
               (f) Material Contract incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 2002
                    (i) Management Agreement, dated October 14, 2002, between Salinas Holdings, Inc. and Margo Nursery Farms, Inc.
(21) List of Registrant's Subsidiaries. (Incorporated by reference to same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 2001)
(23)   Consent of Deloitte & Touche.



(b)  Reports on Form 8-K.
     -------------------

               (i) Report on Form 8-K, dated December 2, 2002,  reporting  under
               Item 5, the collection of $425,000 on a past due note.

               (ii) Report on Form 8-K, dated November 14, 2002, reporting under
               Item 7, the filing of Certifications by the Chief Executive and Chief Financial Officers of the Company.

               (iii)Report on Form 8-K, dated October 14, 2002,  reporting under
               Item 5, entering into Salinas Holding, Inc. joint venture.

I, Michael J. Spector, Chairman of the Board and Chief Executive Officer of Margo Caribe, Inc. certify that:

1.  I have reviewed this Annual Report on Form 10-K of Margo Caribe, Inc.

2 . Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 26, 2003                               By: /s/ Michael J. Spector
      --------------                                   ----------------------
                                                       Michael J. Spector
                                                       Chief Executive Officer

I, Alfonso Ortega, Chief Financial Officer of Margo Caribe, Inc. certify that:

1.  I have reviewed this Annual Report on Form 10-K of Margo Caribe, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 26, 2003                           By: /s/ Alfonso Ortega
      --------------                               ------------------
                                                   Alfonso Ortega
                                                   Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 2003                  By:   /s/ Michael J. Spector, President
                                             ----------------------------------
                                             Michael J. Spector, Chairman of
                                             the Board and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated:  March 26, 2003            By:  /s/ Michael J. Spector
                                      ----------------------------------------
                                      Michael J. Spector, Chairman
                                      of the Board and Chief Executive Officer

Dated:  March 26, 2003             By: /s/ Margaret D. Spector
                                      ----------------------------------------
                                       Margaret D. Spector, Director

Dated:  March 26, 2003             By: /s/ Blas  R. Ferraiuoli
                                      ----------------------------------------
                                       Blas R. Ferraiuoli, Director

Dated:  March 26, 2003             By: /s/ Michael A. Rubin
                                      ----------------------------------------
                                       Michael A. Rubin, Director

Dated:  March 26, 2003             By: /s/ John A. Wing
                                      ----------------------------------------
                                       John A. Wing, Director

Dated:  March 26, 2003             By: /s/Ramon Dominguez
                                      ----------------------------------------
                                        Ramon Dominguez, Director

Dated:  March 26, 2003             By: /s/ J. Fernando Rodriguez
                                      ----------------------------------------
                                        J. Fernando Rodriguez, Director
                                        President and Chief
                                        Operating Officer

Dated:  March 26, 2003              By: /s/ Alfonso A. Ortega
                                        --------------------------------------
                                        Alfonso A. Ortega Perez,
                                        Vice President, Treasurer,
                                        Chief Financial and
                                        Accounting Officer

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                      For the year ended December 31, 2002

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                      For the year ended December 31, 2002

                                                                         Page
                                                                      ----------
Independent Auditors' Report                                             F-2

Financial Statements:

     Consolidated Balance Sheets                                         F-3

     Consolidated Statements of Operations                               F-4

     Consolidated Statements of Shareholders' Equity                     F-5

     Consolidated Statements of Cash Flows                               F-6

     Notes to Consolidated Financial Statements                          F-7

Schedules
---------

Schedule II - Valuation and Qualifying Accounts                          F-32


     All other schedules have been omitted since the required information is not presented or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 14, 2003


Stamp No. 1857194
affixed to original.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------

                                                        2002            2001
                                                     -----------    -----------

Current Assets:
  Cash and equivalents                               $ 1,417,879    $   838,921
  Accounts receivable, net                             1,818,076      1,798,251
  Inventories                                          3,378,779      3,510,381
  Due from related entity                                 51,026           --
  Current portion of notes receivable                       --           26,331
  Deferred tax asset                                      11,400           --
  Prepaid expenses and other current assets              312,106        296,482
                                                     -----------    -----------
     Total current assets                              6,989,266      6,470,366

Property and equipment, net                            1,249,889      1,398,689
Land held for future development                       1,105,627      1,053,406
Investment in unconsolidated subsidiary                  417,296           --
Notes receivable, net of current portion                  28,112         42,164
Other assets                                               6,016         44,396
                                                     -----------    -----------
     Total assets                                    $ 9,796,206    $ 9,009,021
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $   138,967    $   129,047
  Notes payable                                        1,730,500      1,930,500
  Accounts payable                                       829,382        868,071
  Accrued expenses                                       332,305        194,294
                                                     -----------    -----------
     Total current liabilities                         3,031,154      3,121,912
Deferred revenue                                          74,238           --
Long-term debt, net of current portion                   244,425        307,528
                                                     -----------    -----------
     Total liabilities                                 3,349,817      3,429,440
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                     --             --
  Common stock, $.001 par value; 10,000,000
    shares authorized, 2,119,609 and 2,115,984
    shares issued, 2,079,889 and 2,072,204
    shares outstanding in 2002 and 2001, respec-
    tively                                                 2,120          1,924
  Additional paid-in capital                           5,241,136      4,659,792
  Retained earnings                                    1,299,421      1,014,153
  Treasury stock, 39,800 common shares, at cost          (96,288)       (96,288)
                                                     -----------    -----------
     Total shareholders' equity                        6,446,389      5,579,581
                                                     -----------    -----------
     Total liabilities and shareholders' equity      $ 9,796,206    $ 9,009,021
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.


                           MARGO CARIBE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years ended December 31, 2002, 2001, 2000


                                                   2002           2001           2000
                                               -----------    -----------    -----------
Net sales                                      $ 9,751,294    $ 9,184,621    $ 8,302,810

Cost of sales                                    5,875,412      5,795,347      6,168,347
                                               -----------    -----------    -----------

   Gross profit                                  3,875,882      3,389,274      2,134,463

Selling, general and administrative expenses     3,477,923      3,021,016      2,583,012
                                               -----------    -----------    -----------

   Income (loss) from operations                   397,959        368,258       (448,549)
                                               -----------    -----------    -----------

Other income (expense):

   Interest income                                  15,695         69,327        104,214

   Interest expense                                (58,194)      (122,984)      (140,431)

   Gain on collection of note receivable
     previously written down                       405,000           --             --

   Gain on sale of investment                       71,462           --             --

   Participation in loss of unconsolidated
     subsidiary                                    (16,037)          --             --

   Commissions and fees                              6,481           --             --

   Terminated merger expenses                         --             --         (553,101)

   Other income                                     18,579         23,842         15,134
                                               -----------    -----------    -----------

     Total other income (expense)                  442,986        (29,815)      (574,184)
                                               -----------    -----------    -----------
Income (loss) before deferred income tax
 benefit                                           840,945        338,443     (1,022,733)
Deferred income tax benefit                         11,400           --             --
                                               -----------    -----------    -----------

Net income (loss)                              $   852,345    $   338,443    $(1,022,733)
                                               ===========    ===========    ===========
Basic income (loss) per common share                   .41            .16           (.49)
                                               ===========    ===========    ===========
Diluted income (loss) per common share         $       .40    $       .16    $      (.49)
                                               ===========    ===========    ===========


See accompanying notes to consolidated financial statements.




                                         MARGO CARIBE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Years Ended December 31, 2002, 2001 and 2000


                                 Outstanding
                                   Common        Common     Additional
                                   Stock         Stock        Paid-in       Retained      Treasury
                                   Shares        Amount       Capital       Earnings        Stock         Total
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999      1,875,322   $     1,915   $ 4,637,706   $ 1,698,443    $   (96,288)   $ 6,241,776
Issuance of common stock from
  conversion of stock options         7,000             7        19,838          --             --           19,845
Net loss                               --            --            --      (1,022,733)          --       (1,022,733)
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000      1,882,322         1,922     4,657,544       675,710        (96,288)     5,238,888

Issuance of common stock from
  conversion of stock options         1,500             2         2,248          --             --            2,250
Net income                             --            --            --         338,443           --          338,443
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001      1,883,822         1,924     4,659,792     1,014,153        (96,288)     5,579,581

Issuance of common stock from
  10% stock dividend                188,367           188       566,843      (567,077)          --              (46)

Issuance of common stock from
  conversion of stock options         7,700             8        14,501          --             --           14,509

Net income                             --            --            --         852,345           --          852,345
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2002      2,079,889   $     2,120   $ 5,241,136   $ 1,299,421    $   (96,288)   $ 6,446,389
                                ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                                        F-5



                               MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended December 31, 2002, 2001 and 2000

                                                         2002            2001           2000
                                                      -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                     $   852,345    $   338,443    $(1,022,733)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                         411,600        497,051        434,176
    Write off of unsalable inventory                         --             --          439,000
    Provision for bad debts                               120,929         71,000         41,289
    Gain from collection of note receivable              (405,000)          --             --
    Deferred revenue                                       74,238           --             --
    Deferred tax benefit                                  (11,400)          --             --
    Participation in loss-unconsolidated subsidiary        16,037           --             --
    Gain on sale of investment                            (71,462)          --             --
    Loss (gain) on disposition of equipment                (6,287)         4,367           --
  Changes  in  assets  and  liabilities  affecting
    cash flows from operating activities:
      Accounts receivable                                (140,754)      (618,545)      (175,273)
      Inventories                                         131,602       (340,307)      (500,666)
      Due from related entity                             (51,026)          --             --
      Prepaid expenses and other current assets           (15,624)        12,017        (45,052)
      Other assets                                         (3,082)        23,994         56,418
      Accounts payable                                    (38,689)      (226,119)       214,422
      Accrued expenses                                    138,011         (4,850)        16,749
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating activities     1,001,438       (242,949)      (541,670)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                   (181,688)      (238,949)      (306,977)
   Proceeds from sale of investment                       112,924           --             --
   Investment in land held for future development         (52,221)       (64,921)      (934,363)
   Increase in notes receivable                            (5,948)       (18,193)          --
   Investment in unconsolidated subsidiary               (433,333)          --             --
   Collection from (advances to)shareholder                  --          349,480        (58,659)
   Proceeds from collection of notes receivable           451,331         10,452        482,161
                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities      (108,935)        37,869       (817,838)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
   Increase in notes payable                              533,333        200,000      1,355,500
   Repayment of notes payable                            (733,333)      (225,000)          --
   Cash payment in lieu of issuing fractional
     shares in stock dividend                                 (46)          --             --
   Issuance of common stock from conversion
     of stock options                                      14,509          2,250         19,845
   Proceeds from long-term debt                              --          222,051           --
   Repayments of long-term debt                          (128,008)      (128,361)      (125,368)
                                                      -----------    -----------    -----------
Net cash provided by (used in) financing activities      (313,545)        70,940      1,249,977
                                                      -----------    -----------    -----------
Net increase (decrease) in cash and equivalents           578,958       (134,140)      (109,531)
Cash and equivalents at beginning of year                 838,921        973,061      1,082,592
                                                      -----------    -----------    -----------
Cash and equivalents at end of year                   $ 1,417,879    $   838,921    $   973,061
                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

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

(b)  Cash Equivalents
     ----------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents. At December 31, 2002 and 2001, cash and equivalents include $500,000 invested in a certificate of deposit bearing interest at 1.7% and 1.5%, respectively, which has been pledged as collateral for notes payable (refer to Note 9).

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

(d)  Property and Equipment and Land Held for Future Development
     -----------------------------------------------------------

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

Land held for future development is stated at cost. Interest is capitalized at the effective interest rate paid on borrowings for interest costs incurred on real estate investment components during the pre-construction and planning stage, and the periods that the project is under development. Capitalization of interest is discontinued if development ceases at a project.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long lived assets. The Statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement did not have a significant effect on the Company's results of operations or financial condition.

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

SFAS No. 145 also amends SFAS No. 13 "Accounting for Leases", which requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. SFAS No. 145 is not expected to have a significant effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 applies to costs associated with an exit activity, but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143. The Company is required to implement SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a significant effect on its financial position or results of operations.

(g)  Income Tax
     ----------

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

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

(h)  Income (loss) per Common Share
     ------------------------------

The Company reports its earnings per share ("EPS") using SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

On May 14, 2002, the Company's Board of Directors declared a 10% stock dividend on the Company's common stock. The stock dividend was issued on June 28, 2002, to shareholders of record on June 14, 2002. The stock dividend resulted in the issuance of 188,367 additional shares of common stock. Accordingly, the weighted average number of common shares outstanding (and stock options) for the periods prior to December 31, 2002 have been adjusted to reflect the effect of the stock dividend as of the beginning of the earliest period pressented.

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

(j)  Accounting for Stock-Based Compensation Plans
     ---------------------------------------------

The Company  accounts for its  stock-based  compensation  plans  pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. However, SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", requires disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that are deemed to be uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the existing accounts receivable and the related allowance may change in the near term.

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

The Company has a deferred tax asset (refer to Note 12) of $673,612, which is partially offset by a valuation allowance of $662,212. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

(l)  Investment in Unconsolidated Subsidiary
     ---------------------------------------

Investment in unconsolidated subsidiary is accounted for by using the equity method of accounting for investments, under which the Company's share of earnings of the subsidiary is reflected in income as earned, and dividends are credited against the investment in subsidiary when received.

(m)  Impairment of Long-Lived Assets
     -------------------------------

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review.


Note 2 - Inventories
--------------------

At December 31, 2002 and 2001, inventories comprised the following:

           Description                         2002          2001
--------------------------------            ----------    ----------
Plant material                              $2,799,960    $2,813,920
Lawn and garden products                       251,438       362,273
Raw material and supplies                      327,381       334,188
                                            ----------    ----------
                                            $3,378,779    $3,510,381
                                            ==========    ==========

Note 3 - Accounts Receivable
----------------------------

At December 31, 2002 and 2001, accounts receivable comprised the following:

      Description                              2002          2001
---------------------------                 ----------    ----------
Trade receivables                           $1,863,522    $1,822,315
Government reimbursement                        75,000        64,277
Accrued interest                                   188           390
Employee advances                                9,929         8,367
Other accounts receivable                       65,137        37,902
                                            ----------     ---------
                                             2,013,776     1,933,251
Less allowance for doubtful
 accounts                                     (195,700)    (135,000)
                                            ----------    ----------
                                            $1,818,076    $1,798,251
                                            ==========    ==========

Included within trade receivables as of December 31, 2002 are approximately $104,000 ($59,000 in 2001) due from Estancias de Cerro Mar, Inc. ("Estancias"), an entity controlled by the Company's principal shareholder. During the years ended December 31, 2002 and 2001, the Company billed approximately $525,000 and $279,000, respectively, to Estancias for landscaping and landscape maintenance services.

Note 4 - Due from Related Entity
--------------------------------

At December 31, 2002, the Company had advanced approximately $51,000 to its unconsolidated subsidiary, Salinas Holdings, Inc. for working capital purposes. This balance was collected during February 2003.

Note 5 - Notes Receivable
-------------------------

At December 31, 2002 and 2001, notes receivable comprised the following:

            Description                                 2002             2001
------------------------------------------            ---------       ---------

Note receivable from the sale of a former
 Dominican Republic subsidiary                        $    --         $  20,000

10% note, collateralized by real
 property                                                  --            26,331

Non-interest bearing notes, due on demand,
 personally guaranteed by present
 company personnel                                       28,112          22,164
                                                      ---------       ---------

                                                         28,112          68,495
Less current portion                                       --           (26,331)
                                                      ---------       ---------

                                                      $  28,112       $  42,164
                                                      =========       =========


The Company owned a note receivable with an outstanding principal balance of approximately $997,000, from the sale of Cariplant S.A. ("Cariplant") a former Dominican Republic subsidiary, to Altec International C. por A. ("Altec"), another unrelated Dominican Republic company. The note was collateralized by the common stock and personal guarantee of the major shareholder of Altec, as well as by a junior lien on Cariplant's property and equipment.

Due to the unfavorable collection experience, the note was written down on several occasions and reduced to a carrying value of $20,000 at December 31, 1999.

During December 2002, Altec agreed to settle the note for $450,000, in order to obtain the collateral pledged and remove the Company's junior lien from Cariplant's property. For the year ended December 31, 2002, the Company received $425,000, recognizing $405,000 as a gain in the accompanying statement of operations. The remaining $25,000 will be received during 2003 and recognized as income upon collection.

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral.

Note 6 - Property and Equipment
-------------------------------

At December 31, 2002 and 2001, property and equipment comprised the following:

                                                   2002                 2001
                                                -----------         -----------

Leasehold improvements                          $ 1,456,960         $ 1,364,949
Equipment and fixtures                            1,599,948           1,585,675
Transportation equipment                            600,344             460,232
Real estate property                                224,327             224,327
                                                -----------         -----------
                                                  3,881,579           3,635,183
Less accumulated depreciation
   and amortization                              (2,631,690)         (2,236,494)
                                                -----------         -----------
                                                $ 1,249,889         $ 1,398,689
                                                ===========         ===========

During the years ended December 31, 2002, 2001 and 2000, depreciation expense charged to production was approximately $234,000, $315,000, and $261,000, respectively.

Note 7 - Land Held for Future Development
-----------------------------------------

In December 2000, the Company purchased approximately 109 acres of land in Arecibo, Puerto Rico at a total cost of approximately $988,000. The Company intends to develop this land into lots for residential homes.

Note 8 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

On October 14, 2002, the Company entered into an agreement with two other unrelated parties and organized Salinas Holdings, Inc.("Salinas"), a Puerto Rico corporation engaged in the production and distribution of sod (turf) and palms and trees grown in the ground. The Company has a 33.33% interest in Salinas. The Company further entered into a management agreement with Salinas to provide certain management services to the entity and to market its products. The Company earns $2,000 per month for such services and between 15% and 17% commission on the sales of its products. Salinas commenced operations on November 1, 2002.

The Company has accounted for its investment in Salinas using the equity method of accounting. At December 31, 2002, and for the period then ended, Salinas' unaudited condensed financial position and results of operations information was as follows:

                 Assets                                                 Amount
                 ------                                               ----------
      Current assets                                                  $  839,162
      Property and equipment                                             396,033
                                                                      ----------
                                                                      $1,235,195
                                                                      ==========

Liabilities and Shareholders' Equity
------------------------------------
      Current liabilities                                             $   83,306
      Shareholders' equity                                             1,151,889
                                                                      ----------
                                                                      $1,235,195
                                                                      ==========


     Results of Operations                                                Amount
     ---------------------                                            ----------
      Sales                                                           $   10,144
      Cost of sales                                                        4,346
      General and adminis-
        trative expenses                                                  53,909
                                                                      ----------

      Net loss                                                        $   48,111
                                                                      ==========

At December 31, 2002, the Company's investment in Salinas Holdings, Inc., was as follows:

      Description                                                        Amount
-----------------------                                                ---------
Original investment                                                   $ 433,333
Participation in loss of
  unconsolidated equity
  subsidiary                                                            (16,037)
                                                                      ---------

Balance at December 31, 2002                                          $ 417,296
                                                                      =========


Note 9 - Notes Payable

At December 31, 2002 and 2001, the Company had short-term borrowings with various commercial banks in Puerto Rico, comprised of the following:

         Description                            2002          2001
-----------------------------------             ----          -----

Unsecured  commercial line of credit
  of $1 million,  bearing interest
  at 2% over Libor rate (4.6% at December
  31,2001), expired in June 2002              $     -       $ 800,000

Commercial line of credit of $2.5 million,
  bearing  interest at 1.8% over Libor
  rate (3.13% at December  31,  2002)
  due on June 30, 2003,  collateralized by
  land held for future development and
  the Company's accounts receivable and
  inventories                                 1,230,500       630,500

Notes payable,  collateralized  by cash
  equivalent  invested in a certificate of
  deposit, bearing interest at 2.2% and
  2.3% at December 31 2002 and 2001,
  respectively                                  500,000       500,000
                                             ----------    ----------
                                             $1,730,500    $1,930,500
                                             ==========    ==========

Note 10 - Long-Term Debt
------------------------

At December 31, 2002 and 2001, long-term debt comprised the following:

         Description                              2002             2001
------------------------------------              ----             ----

Five-year term loans,  bearing interest
  at 2% over Libor rate (3.8% at December
  31, 2002), payable in monthly installments
  of $11,581, through December 2007              $383,392        $436,575


Less current portion                             (138,967)       (129,047)
                                                 --------        --------

Long-term debt                                   $244,425        $307,528
                                                 ========        ========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt are as follows:

                       Year Ending
                       December 31,          Amount
                       ------------          ------
                          2003              $138,967
                          2004               138,967
                          2005                71,730
                          2006                26,153
                          2007                 7,575
                                            --------
                                            $383,392
                                            ========

The Company's debt agreements contain various covenants, which among other things, require the Company to meet certain debt to asset ratios and a minimum working capital. At December 31, 2002 and 2001, the Company was in compliance with such covenants.

Note 11 - Deferred Revenue
--------------------------

As a result of damages caused by Hurricane Georges in September 1998, the Puerto Rico Department of Agriculture (the "Department of Agriculture") committed to providing assistance to bona-fide agricultural enterprises affected by the hurricane. During 2002, the Company received $74,238, representing the assistance approved by the Department of Agriculture to the Company, and signed an agreement with the Department of Agriculture, which among other things, requires the Company's Barranquitas facility to be operated as an agricultural enterprise for a minimum period of ten years from the date of the agreement. Accordingly, the Company recorded the amount received as deferred revenue, which will be credited to income prorata over the ten-year period of the commitment (refer to Note 16 (b)).


Note 12 - Income Taxes
----------------------

The Company provides for income taxes using the applicable statutory tax rates in the Commonwealth of Puerto Rico.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico statutory income tax rate of 39% to income (loss) before income tax provision:

                                          2002            2001           2000
                                        ---------      ---------      ---------
Income tax provision (benefit)
  computed by applying tax rate         $ 327,969      $ 131,992      $(398,865)

(Increase) decrease in income
  tax benefit resulting from
  Puerto Rico tax exemption              (251,542)       (80,452)       248,909

Tax loss carryover benefit
  (utilization) and other
                                          (76,427)       (51,540)       149,956
                                        ---------      ---------      ---------

                                        $    --        $    --        $     --
                                        =========      =========      =========

Deferred income taxes, prior to the valuation allowance, were recognized in the consolidated balance sheet at December 31, 2002 and 2001 due to the tax effect of temporary differences and loss carryforwards as follows:

                                                      2002               2001
                                                   ---------          ---------
Deferred tax assets:
-------------------
Net operating loss carryforwards                   $ 628,496          $ 734,345
Valuation allowance for accounts
  receivable                                          45,116             18,838
                                                   ---------          ---------
                                                     673,612            753,183
Less valuation allowance                            (662,212)          (753,183)
                                                   ---------          ---------
Net deferred tax asset                             $  11,400          $    --
                                                   =========          =========


Note 13 - Income (loss) Per Common Share
----------------------------------------

Basic and diluted income (loss) per common share for the years ended December 31, 2002, 2001 and 2000 were determined as follows:

Basic income (loss) per common share:
-------------------------------------
                                            2002         2001          2000
                                        -----------   -----------   -----------

Net income (loss) attributable
  to common shareholders                $   852,345   $   338,443   $(1,022,733)
                                        ===========   ===========   ===========
Weighted average number of
  common shares outstanding               2,073,997     2,071,174     2,069,584
                                        ===========   ===========   ===========
Basic income (loss) per
  common share                          $       .41   $       .16   $      (.49)
                                        ===========   ===========   ===========

Diluted income (loss) per common share:
---------------------------------------

Net income (loss) attributable
  to common shareholders                $   852,345   $   338,443   $(1,022,733)
                                        ===========   ===========   ===========
Weighted average number of
  common shares outstanding               2,073,997     2,071,174     2,069,584

Plus incremental shares from
  assumed exercise of stock
  options                                    40,248        33,211          --
                                        -----------   -----------   -----------
Adjusted weighted average
  shares                                  2,114,245     2,104,385     2,069,584
                                        ===========   ===========   ===========
Diluted income (loss) per
  common share                          $       .40   $       .16   $      (.49)
                                        ===========   ===========   ===========

For the year ended December 31, 2000, the effect of the assumed exercise of stock options determined by using the treasury stock method was antidilutive; thus no incremental shares were added to the weighted average number of common shares outstanding.

Note 14 - Commitments and Contingencies
---------------------------------------

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 15 - Preferred Stock
-------------------------

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series. As of December 31, 2002, there were no outstanding shares of preferred stock.

Note 16 - Lease and Option Agreements
-------------------------------------

(a)  Property in Vega Alta, Puerto Rico
     ----------------------------------

The primary  Puerto Rico facility is leased from Michael J. Spector and Margaret
D. Spector (the "Spectors"), who are officers, directors and major shareholders of the Company.

Effective January 1, 1993, the Company entered into a lease agreement with the Spectors for an initial five year period at a monthly rental of $19,000. In addition, the Spectors have released the Company from responsibility from any claims arising from the Company's use of a defective fungicide in its operations at the nursery facility. Under the lease, the Company is required to make monthly lease payments of $24,000, pay all taxes on property, maintain certain insurance coverages and otherwise maintain and care for the property. The lease agreement terminated on December 31, 2002. The Spectors have committed to grant the Company an option to extend the lease for an additional period of five years ending December 31, 2007. As of December 31, 2002, the Company was in the process of negotiating a new lease agreement with the Spectors.

Under the expired lease agreement, the Company had the option to purchase the nursery facility at any time during the term of the lease, based on the property's appraised value. The Company paid $1,000 per month for this purchase option, which amount was expensed when paid.

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

Total rental payments amounted to approximately $288,000 in 2002 and 2001 and $290,000 in 2000.

(b)  Property in Barranquitas, Puerto Rico
     -------------------------------------

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc. to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. The lease has an initial term of five years and may be renewed for two additional five-year terms at the Company's option. During the first year of the initial five-year term of the lease, monthly payments amounted to $4,500. During the remaining four years of the initial term of the lease, monthly payments amounted to $5,000. During the first and second renewal terms, monthly payments increased to $6,000 and $7,000, respectively. Effective December 23, 2002, both the lessor and the Company executed a "Release and Settlement Agreement" in order to terminate the lease agreement. Under the terms of the agreement, the Company must vacate the facilities on or before June 30, 2003.

In connection with a certain requirement arising from an agreement for assistance proceeds received from the Puerto Rico Department of Agriculture, the lessor has represented to the Company within the Release and Settlement Agreement that he will comply with the ten-year requirement for this facility to be operated as an agricultural enterprise.

Total rental payments amounted to $72,000 in 2002 and $60,000 in 2001 and 2000.

(c)  Other Properties in Vega Alta, Puerto Rico
     ------------------------------------------

On March 24, 1999, the Company leased two additional parcels of land from the Puerto Rico Land Authority (an instrumentality of the Commonwealth of Puerto
Rico). The two parcels are adjacent to each other, have a total area of 321 acres, and are located approximately one mile from the Company's main nursery facility in Vega Alta. Among other things, the lease agreement provides for an initial lease term of five years subject to three additional renewal terms of five years, at the option of the Company. During the initial term, total lease payments amount to $33,625 per year. Lease payments amounted to $33,600 in 2001 and 2000. The agreement provides for termination upon 30 days written notice by either party. During December 2001, the Company terminated this lease agreement with the Puerto Rico Land Authority as a result of intense flooding experienced in these parcels of land.

(d)  Aggregate Lease Obligations and Expenses
     ----------------------------------------

The Company's obligations under the above and other non-cancelable operating lease agreements in force at December 31, 2002, assuming the Company continues its lease payments at the Vega Alta facility at $24,000 per month, and vacates the Barranquitas facility by June 30, 2003, are as follows:

                           Year ending                 Minimum
                           December 31,         Lease Payments
                           ------------         --------------
                               2003               $324,000
                               2004                288,000
                               2005                288,000
                               2006                288,000
                               2007                288,000
                                                -----------
                                                $1,476,000
                                                ==========

Total  rental  expense  under  all  operating  lease   agreements   amounted  to
approximately $360,000, $382,000 and $403,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 17 - Stock Option and Salary Deferral Plans
------------------------------------------------

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

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 2000, 2001 and 2002, and changes during the years ended on those dates, are as follows:

------------------------------- ------------ ----------------- -------------
                                                                  Weighted
                                            Price per Share       Average
         Description              Shares        Range              Price
------------------------------- ------------ ----------------- -------------

Outstanding, December 31, 1999   147,950    $1.36 to $3.13         $2.47
Granted                           11,000     1.59 to  1.75          1.63
Exercised                         (7,700)    1.36 to  2.85          2.57
Forfeited                         (2,200)    1.76 to  2.85          2.31
                                ---------    --------------         ----

Outstanding, December 31, 2000   149,050      1.36 to  3.13          2.41
Granted                           44,000      1.88 to  3.75          2.48
Exercised                         (1,650)         1.36               1.36
Forfeited                         (4,400)     1.76 to  2.85          2.08
                                --------     --------------          ----
Outstanding, December 31, 2001   187,000      1.36 to  3.75          2.44
Granted                           71,500      2.89 to  3.50          2.97
Exercised                         (7,700)     1.76 to  2.05          1.88
Forfeited                         (1,100)         1.76               1.76
                                --------     --------------          ----
Outstanding, December 31, 2002   249,700     $1.36 to $3.75         $2.61
                                ========     ==============         =====
Exercisable, December 31, 2002   125,180     $1.36 to $3.75         $2.45
                                ========     ==============         =====

The following table summarizes information about stock options outstanding at December 31, 2002:


                                  Options Outstanding                    Options Exercisable
                      --------------------------------------------   -----------------------------
                                    Weighted Average     Weighted
                                       Remaining         Average                  Weighted Average
    Range of                          Contractual       Exercise                      Exercise
 Exercise Price        Outstanding    Life (years)        Price       Exercisable      Price
-------------------- -------------- ----------------- ------------- ------------- ----------------
  $2.61 - $2.87         42,350            0.5           $ 2.75         42,350           $ 2.75
   2.85 -  3.13         41,250            3.6             2.98         41,250             2.98
   1.36 -  1.76         23,650            5.4             1.63         18,480             1.61
   2.05 -  2.50         15,950            6.4             2.24          8,250             2.27
   1.59 -  1.75         11,000            8.0             1.63          6,050             1.62
   1.88 -  3.75         44,000            9.0             2.48          8,800             1.07
   2.89 -  3.50         71,500           10.0             2.97              -                -
---------------      ---------        -------          -------       --------           ------
  $1.36 - $3.75        249,700           6.4            $ 2.61        125,180           $ 2.45
===============      =========        =======          =======       ========           ======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under both plans. Had compensation expense been determined based upon the fair value at the grant date for awards under any plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share, on a pro forma basis, would have been as follows:

                                   Year ended December 31,
                            -----------------------------------------
                               2002          2001           2000
                            ---------     ---------     -------------

Net income as reported      $ 852,345     $ 338,443     $  (1,022,733)
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                   (36,463)      (34,527)          (42,670)
                            ---------     ---------     -------------
Pro forma net income
 (loss)                     $ 815,882     $ 303,916     $  (1,065,403)
                            =========     =========     =============
Earnings per share:
 Basic - as reported        $    0.41     $    0.16     $       (0.49)
                            =========     =========     =============
 Basic - pro forma          $    0.39     $    0.15     $       (0.51)
                            =========     =========     =============
 Diluted - as reported      $    0.40     $    0.16     $       (0.49)
                            =========     =========     =============
 Diluted - pro forma        $    0.39     $    0.14     $       (0.51)
                            =========     =========     =============


The weighted average fair value of an option granted in 2002, 2001 and 2000, was $1.35, $1.90 and $2.26, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:


                              2002       2001         2000
                              ----       ----         ----

Risk-free interest rate       5.36%      6.4%         7.0%

Average life of options      10 yrs.    10 yrs.     10 yrs.

Volatility                     34%        72%         211%

Dividend yield                  0%         0%          0%


During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years old and is effective from the date of employment. For the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $58,000 $53,000 and $50,000 respectively, representing the matching contributions under the retirement plan for all participants.

Note 18 - Supplemental Disclosures for the Statements of Cash Flows
-------------------------------------------------------------------

(a)  Non-Cash Investing Activities
     -----------------------------

     During the year ended December 31, 2002, the Company applied a certificate of deposit amounting to $500,000 to pay off a related note payable. Subsequently, on two separate occasions, the Company opened a certificate of deposit amounting to $500,000 with the proceeds from a related note payable. The Company also traded-in a vehicle with a cost of $31,500, receiving $7,000 as a trade-in value for the old vehicle, and assuming a related debt of $24,500. The Company also purchased various vehicles for $50,325 by assuming the related debt.

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

(b)  Non-Cash Financing Activities
     -----------------------------

     The Company issued a 10% stock dividend, resulting in the capitalization of 188,367 common shares at a market price of $3.01 as of June 28, 2002.

(c) Other Cash Flow Transactions
    ----------------------------

     During the years ended December 31, 2002, 2001, and 2000, the Company made interest payments of approximately $64,000, $125,000, and $134,000, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company did not make any income tax payments.

Note 19 - Major Customers
-------------------------

During 2002, the Company's single largest customer accounted for approximately 30% ($2,961,000) of the Company's net sales.

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

Note 20 - Significant Concentration of Risk
-------------------------------------------

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2002, the Company has been unable to obtain adequate crop and business interruption insurance coverage at a reasonable cost. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverages.

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

Note 21 - Segment Information
-----------------------------

In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires a reconciliation of total segment revenue and expense items and segment assets to the amount in the enterprise's financial statements. SFAS No. 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of three primary business segments: the production and distribution of plants, sales of lawn and garden products and landscaping services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities. At December 31, 2002 and 2001, the Company had $1,105,627 and $1,053,406, respectively, in assets pertaining to a new real estate development segment (which had not generated any revenues or expenses), of which $52,221 and $64,921 were acquired during 2002 and 2001, respectively. These assets have been included as part of the segment assets under the plants segment presented below.

                                              2002
------------------------------------ ------------- ---------------- ------------- ------------
                                                    Lawn & Garden
                                        Plants        Products       Landscaping     Totals
------------------------------------ ------------- ---------------- ------------- ------------
Revenue from external customers      $4,325,204    $2,883,685       $2,542,405    $9,751,294

Intersegment revenues                   378,855        48,356             -          427,211

Interest income                          15,695          -                -           15,695

Interest expense                         58,194          -                -           58,194

Depreciation and amortization           306,039        61,279           44,282       411,600

Segment income                          686,450         6,197          159,698       852,345

Segment assets                        7,937,541       904,725          953,940     9,796,206

Expenditures for segment assets         181,688          -                -          181,688


                                              2001
------------------------------------ ------------- ---------------- ------------- ------------
                                                   Lawn & Garden
                                        Plants        Products      Landscaping     Totals
------------------------------------ ------------- ---------------- ------------- ------------
Revenue from external customers      $3,785,948    $2,844,395       $2,554,278    $9,184,621

Intersegment revenues                   308,299        81,894             -          390,193

Interest income                          69,327          -                -           69,327

Interest expense                        122,984          -                -          122,984

Depreciation and amortization           431,102        44,023           21,926       497,051

Segment income                          207,861        54,227           76,355       338,443

Segment assets                        7,016,957     1,015,901          976,163     9,009,021

Expenditures for segment assets        238,949           -                -          238,949





                                              2000
------------------------------------ ------------- ---------------- ------------- ------------

                                                   Lawn & Garden
                                        Plants       Products         Landscaping     Totals
------------------------------------ ------------- ---------------- ------------- ------------

Revenue from external customers      $3,826,927    $2,104,065       $2,371,818    $8,302,810

Intersegment revenues                   332,364        34,819             -          367,183

Interest income                         104,214          -                -          104,214

Interest expense                        140,431          -                -          140,431

Depreciation and amortization           363,032        33,561           37,583       434,176

Segment loss                           (796,800)     (124,407)        (101,526)   (1,022,733)

Segment assets                        7,881,009       851,355          643,032     9,375,396

Expenditures for segment assets         306,977          -                -          306,977
------------------------------------ ------------- ---------------- ------------- ------------



Note 22 - Terminated Merger Agreement
-------------------------------------

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




                                                                                                                       SCHEDULE II
                                                                                                                       -----------

                                                MARGO CARIBE, INC. AND SUBSIDIARIES
                                                 Valuation and Qualifying Accounts
                                           Years ended December 31, 2002, 2001 and 2000



                Column A                Column B                  Column C                   Column D           Column E
-----------------------------------  -------------- ---------------------------------      --------------   -----------------
                                         Balance     Charged to Costs    Charged to
                                        Beginning         and               Other                               Balance
          Description                    Of Year        Expenses           Accounts           Deductions       End of Year
-----------------------------------  -------------- ----------------   --------------      --------------   -----------------
Year ended December 31, 2002:
  Allowance for doubtful accounts        $135,000        $121,000          $      -           $ (60,300)         $195,700
                                         ========        ========          ========           ==========         ========

Year ended December 31, 2001:
  Allowance for doubtful accounts        $165,000         $71,000          $      -            $(101,000)         $135,000
                                         ========         =======          ========            =========          ========
Year ended December 31, 2000:
  Allowance for doubtful accounts        $158,000         $41,300          $      -            $ (34,300)         $165,000
                                         ========         =======          ========            =========          ========
