Form 10-Q
period 2003-03-31
MARGO CARIBE INC
filed 2003-05-15
CIK 808493

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2003


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act.)

                                                 YES            NO    X
                                                     -------       -------

The  registrant  had  2,079,889  shares  of  common  stock,   $.001  par  value,
outstanding as of May 14, 2003.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         --------------------

          Condensed Consolidated Balance Sheets                              4

          Condensed Consolidated Statements of Operations                    5

          Condensed Consolidated Statement of Shareholders' Equity           6

          Condensed Consolidated Statements of Cash Flows                    7

          Notes to Condensed Consolidated Financial Statements               8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                             17
          -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                                       22
          -----------

ITEM 4.  CONTROL AND PROCEDURES                                             22
         ----------------------

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                  23
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              23
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    23
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                    23
         -------------------------------
          OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                                  23
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   23
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)


                                      ASSETS
                                      ------


                                                      2003              2002
                                                   -----------      -----------
Current assets:
 Cash and equivalents                              $ 1,352,833      $ 1,417,879
 Accounts receivable, net                            1,702,536        1,818,076
 Inventories                                         3,403,302        3,378,779
 Due from related entity                                44,900           51,026
 Prepaid expenses and other current assets             273,220          323,506
                                                   -----------      -----------

   Total current assets                              6,776,791        6,989,266

Property and equipment, net                          1,454,470        1,249,889
Land held for future development                     1,105,627        1,105,627
Investment in unconsolidated subsidiary                579,851          417,296
Notes receivable                                        28,112           28,112
Other assets                                             6,022            6,016
                                                   -----------      -----------

    Total assets                                   $ 9,950,873      $ 9,796,206
                                                   ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                $   138,967      $   138,967
  Notes payable                                      1,730,500        1,730,500
  Accounts payable                                   1,009,186          829,382
  Accrued expenses                                     175,481          332,305
                                                   -----------      -----------

    Total current liabilities                        3,054,134        3,031,154

Deferred revenue                                        66,814           74,238
Long-term debt                                         338,232          244,425
                                                   -----------      -----------

    Total liabilities                                3,459,180        3,349,817
                                                   -----------      -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                     --               --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 2,119,609 shares issued,
  2,079,889 shares outstanding                           2,120            2,120
 Additional paid-in capital                          5,241,136        5,241,136
 Retained earnings                                   1,344,725        1,299,421
 Treasury stock, 39,800 common shares, at cost         (96,288)         (96,288)
                                                   -----------      -----------

    Total shareholders' equity                       6,491,693        6,446,389
                                                   -----------      -----------

    Total liabilities and shareholders' equity     $ 9,950,873      $ 9,796,206
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                         2003          2002
                                                     -----------   -----------

Net sales                                            $ 2,494,813   $ 2,319,703

Cost of sales                                          1,615,278     1,405,629
                                                     -----------   -----------

      Gross profit                                       879,535       914,074


Selling, general and administrative expenses             871,177       727,244
                                                     -----------   -----------


      Income from operations                               8,358       186,830
                                                     -----------   -----------

Other income (expenses):

  Interest income                                          3,492         3,468
  Interest expense                                       (16,239)      (17,400)
  Gain on collection of note receivable previously
   written down                                           25,000          --
  Equity in earnings of unconsolidated subsidiary          2,555          --
  Commissions and fees from unconsolidated subsidiary     13,206          --
  Miscellaneous income                                     8,932         7,307
                                                     -----------   -----------

                                                          36,946        (6,625)
                                                     -----------   -----------


Net income                                           $    45,304   $   180,205
                                                     ===========   ===========


Basic income per common share                        $       .02   $       .09
                                                     ===========   ===========

Diluted income per common share                      $       .02   $       .08
                                                     ===========   ===========


See accompanying notes to condensed consolidated financial statements.



                                     MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      Three Months ended March 31, 2003
                                                 (Unaudited)




                                  Common       Common      Additional
                                  stock        stock        paid-in     Retained    Treasury
                                  shares       amount       capital     earnings      stock         Total
                                ----------   ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2002     2,079,889   $    2,120   $5,241,136   $1,299,421   $  (96,288)   $6,446,389


Net income                            --           --           --         45,304         --          45,304
                                ----------   ----------   ----------   ----------   ----------    ----------

Balance at March 31, 2003        2,079,889   $    2,120   $5,241,136   $1,344,725   $  (96,288)   $6,491,693
                                ==========   ==========   ==========   ==========   ==========    ==========


    See accompanying notes to condensed consolidated financial statements.




                                                      6

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                         2003           2002
                                                     -----------    -----------
Cash flows from operating activities:
-------------------------------------
  Net income                                         $    45,304    $   180,205
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
   Depreciation and amortization                         137,905        121,017
     Provision for uncollectible accounts
     receivable                                            8,000          7,500
   Gain on disposition of equipment                         --           (6,287)
   Amortization of deferred revenue                       (7,424)          --
   Equity in earnings of unconsolidated subsidiary        (2,555)          --
   Gain on collection of note receivable previously
     written down                                         (25,000)          --
   Changes in assets and liabilities affecting
     cash flows from operating activities:
      Accounts receivable                                107,540       (294,026)
      Inventories                                        (24,523)        94,248
      Prepaid expenses and other current assets           50,286        (33,066)
      Advances to related entity                         (44,900)          --
      Collection of amounts advanced to related
       entity                                             51,026           --
      Other assets                                            (6)          --
      Accounts payable                                   179,804       (232,045)
      Accrued expenses                                  (156,824)         5,962
                                                     -----------    -----------
     Net cash provided by (used in)
       operating activities                              318,633       (156,492)
                                                     -----------    -----------

Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                   (342,486)       (28,188)
  Investment in unconsolidated subsidiary               (160,000)          --
  Proceeds from collection of notes receivable            25,000         26,331
  Investment in land held for future development            --           (7,530)
                                                     -----------    -----------

     Net cash used in investing activities              (477,486)        (9,387)
                                                     -----------    -----------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                           109,720           --
  Repayment of long-term debt                            (15,913)       (48,419)
                                                     -----------    -----------
     Net cash provided by (used in)
       financing activities                               93,807        (48,419)
                                                     -----------    -----------
Net decrease in cash                                     (65,046)      (214,298)
--------------------
Cash and equivalents at beginning of period            1,417,879        838,921
---------------------------------------------------  -----------    -----------

Cash and equivalents at end of period                $ 1,352,833    $   624,623
---------------------------------------------------  ===========    ===========

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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The Company has a deferred tax asset of $673,612, which is partially offset by a valuation allowance of $662,212. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.


Note 3 - Accounting for Stock-Based Compensation Plans
-------------------------------------------------------

Effective April 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") to replace the Company's 1988 Stock Benefits Plan (the "1988 Plan"). Outstanding options granted under the previous plan, including all related obligations and commitments, will continue to be honored by the Company.

Under the 1998 Plan, the Company's Board of Directors, through a committee, can award options to purchase up to 220,000 shares of common stock (exclusive of outstanding options under the previous plan) to eligible employees at 100% of the fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. The 1998 Plan also provides for the automatic grant of options to purchase 2,750 shares of common stock to each non-employee director on the first business day following every annual meeting of shareholders.

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant.

The Company accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations in measuring stock based compensation, including options, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. Accordingly, no compensation expense has been recognized for options granted under both plans. However, SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

Stock options outstanding as of March 31, 2003 and December 31, 2002 amounted to 249,700, at the end of each period. No stock options were granted during the quarters ended March 31, 2003 and 2002.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income and and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                              Three Months Ended March 31,
                              ---------------------------
                                     2003       2002
                                 ----------  ----------
Risk-free interest rate             5.36%      5.18%

Average life of options             10 yrs.    10 yrs.

Volatility                           50%        8%

Dividend yield                        0%         0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, in the Company's opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per share were as follows:



                             Three Months Ended March 31,
                          ---------------------------------
                                2003              2002
                          ---------------   ---------------

Net income as reported    $        45,304   $       180,205
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                       (13,918)           (4,073)
                          ---------------   ---------------
Pro forma net income      $        31,386   $       176,132
                          ===============   ===============

Earnings per share:
 Basic - as reported      $          0.02   $          0.09
                          ===============   ===============
 Basic - pro forma        $          0.02   $          0.08
                          ===============   ===============

 Diluted - as reported    $          0.02   $          0.08
                          ===============   ===============
 Diluted - pro forma      $          0.01   $          0.08
                          ===============   ===============

Note 4 - Inventories
--------------------

At March 31, 2003 and December 31, 2002, inventories included the following:

       Description                   2003           2002
---------------------------       ----------     -----------
Plant material                    $2,762,998     $2,799,960
Lawn and garden products             359,496        251,438
Raw materials and supplies           280,808        327,381
                                  ----------     ----------
                                  $3,403,302     $3,378,779
                                  ==========     ==========

Note 5 - Property and Equipment
-------------------------------

At March 31, 2003 and December 31, 2002 property and equipment included the following:

       Description                   2003           2002
-----------------------------     ----------     -----------
Leasehold improvements            $1,603,659     $1,456,960
Equipment and fixtures             1,608,854      1,599,948
Transportation equipment             787,226        600,344
Real estate property                 224,327        224,327
                                   ----------     ----------
                                   4,224,066      3,881,579
Less accumulated depreciation
  and amortization                (2,769,596)    (2,631,690)
                                  ----------     ----------
                                  $1,454,470     $1,249,889
                                  ==========     ==========

Note 6 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

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

The Company has accounted for its investment in Salinas using the equity method of accounting. At March 31, 2003, and for the three month period then ended, Salinas' unaudited condensed financial position and results of operations information was as follows:

                 Assets                   Amount
                 ------                 ----------
         Current assets                 $1,066,343
         Property and equipment            790,119
                                        ----------
                                        $1,856,462
                                        ==========


   Liabilities and Shareholders' Equity
   ------------------------------------
         Current liabilities            $  116,910
         Shareholders' equity            1,739,552
                                        ----------
                                        $1,856,462
                                        ==========


        Results of Operations              Amount
        ---------------------             --------
         Sales                            $44,368
         Cost of sales                     15,262
         General and administrative
            expenses                       21,443
                                          -------

         Net income                       $ 7,663
                                          =======

At March 31, 2003, the Company's investment in Salinas Holdings, Inc., was as follows:

                  Description             Amount
         ----------------------------    ---------
         Balance at December 31, 2002    $417,296
         Additional investment            160,000
         Equity in earnings of
           unconsolidated subsidiary        2,555
                                         ---------

         Balance at March 31, 2003       $579,851
                                         ========

Note 7 - Income (loss) per Common Share
---------------------------------------

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

On May 14, 2002, the Company's Board of Directors declared a 10% stock dividend on the Company's common stock. The stock dividend was issued on June 28, 2002 to shareholders of record as of June 14, 2002. The stock dividend resulted in the issuance of 188,367 additional shares of common stock. Accordingly, the weighted average number of shares outstanding (and shares issuable upon exercise of stock options) for the periods prior to March 31, 2003 have been adjusted to reflect the effect of the stock dividend.

Basic and diluted income per common share for the periods ended March 31, 2003 and 2002 were determined as follows:


                                                     Three Months
                                                    ended March 31,
                                                -----------------------
         Basic income per common share:            2003         2002
         -----------------------------          ----------   ----------
          Net income attributable to
           common shareholders                  $   45,304   $  180,205
                                                ==========   ==========

          Weighted average number of
           common shares outstanding             2,079,889    2,072,204
                                                ==========   ==========

          Basic income per common share         $      .02   $      .09
                                                ==========   ==========
         Diluted income per common share:
         -------------------------------
          Net income attributable to
           common shareholders                  $   45,304   $  180,205
                                                ==========   ==========

          Weighted average number of
           common shares outstanding             2,079,889    2,072,204
          Plus incremental shares from
           assumed exercise of stock options        89,296       57,159
                                                ----------   ----------

          Adjusted weighted average shares       2,169,185     2,129,363
                                                ==========   ===========
          Diluted income per common
           shares                               $      .02   $      .08
                                                ==========   ==========




Note 8 - Segment Information
----------------------------

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


The Company's segment information for the three months ended March 31, 2003 and 2002, is as follows:

                                              Three Months ended March 31, 2003
                                   --------------------------------------------------
                                               Lawn & Garden
                                      Plants      Products  Landscaping     Totals
                                   --------------------------------------------------
Revenues from external customers   $1,255,491   $  835,343   $  403,979    $2,494,813

Intersegment revenues                  69,856        7,377         --          77,233

Interest income                         3,492         --           --           3,492

Interest expense                       16,239         --           --          16,239

Depreciation and amortization         102,266       21,195       14,444       137,905

Segment income (loss)                 110,589       29,891      (95,176)       45,304

Segment assets                      8,064,212      998,637      888,024     9,950,873

Expenditures for segment assets       342,486         --           --         342,486




                                             Three Months ended March 31, 2002
                                   --------------------------------------------------
                                               Lawn & Garden
                                      Plants      Products  Landscaping     Totals
                                   --------------------------------------------------
Revenues from external customers   $  909,956   $  716,225   $  693,522   $2,319,703

Intersegment revenues                 119,249       21,988         --        141,237

Interest income                         3,468         --           --          3,468

Interest expense                       17,400         --           --         17,400

Depreciation and amortization         105,837       10,059        5,121      121,017

Segment income                         37,230       50,154       92,821      180,205

Segment assets                      6,706,440    1,149,878    1,082,906    8,939,224

Expenditures for segment assets        28,188         --           --         28,188


Note 9 - Deferred Revenue
-------------------------

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


Note 10 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

a)   Non-Cash Investing Activities
     -----------------------------

     During the three months ended March 31, 2003, the Company purchased various vehicles amounting to approximately $139,000 by assuming a related debt for approximately $110,000.

     During the three months ended March 31, 2002, the Company applied a certificate of deposit amounting to $500,000 to pay off a note that was secured by such certificate. Subsequently, during this same period, the Company opened a certificate of deposit amounting to $500,000 with the proceeds from a note payable to another financial institution. The Company also traded in a vehicle with a cost of $31,500, receiving $7,000 as trade-in value for the old vehicle, and assuming a related debt of $24,500.

b)   Other Cash Flow Transactions
     ----------------------------

     Other cash flow transactions for the three months ended March 31, 2003 and 2002, include interest payments amounting to approximately $16,000 and $17,000, respectively. There were no income tax payments for the three months ended March 31, 2003 and 2002.



Note 11 - Major Customers
-------------------------

During the three months ended March 31, 2003 and 2002, the Company's single largest customer accounted for approximately 37% ($936,000) and 30% ($698,000) respectively, of the Company's net sales.

Note 12 - New Accounting Pronouncements
---------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF RESULTS OF  OPERATIONS  AND
         ---------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

For a discussion regarding Margo Caribe Inc.'s critical accounting policies, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", under Item 7 of Margo Caribe, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

Margo Caribe, Inc. and its subsidiaries, (collectively, the "Company") are in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and also provides landscaping design and installation services. The Company's real estate development division is currently seeking the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico").

These operations are conducted at a 92 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan, and a 13 acre nursery in the Municipality of Barranquitas, Puerto Rico. The 92 acre farm is leased from Michael J. Spector and Margaret Spector, who are directors, officers and principal shareholders of the Company. The 13 acre nursery in Barranquitas is leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to vacate the facility by June 30, 2003, and intends to consolidate this operation into its main nursery farm in Vega Alta, Puerto Rico.

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

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In Vega Alta, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. In Barranquitas, Nursery Farms (operating as Margo Flora) produces orchids, bromeliads, anthuriums, spathiphylum and poincettias. The Barranquitas operation will be consolidated with the Vega Alta facility.

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

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravels and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

Margo Development Corporation and Garrochales Construction and Development Corporation are presently engaged in designing and seeking development permits on a new site for the development of a residential project in the Municipality of Arecibo, Puerto Rico.

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico and the
Caribbean. However, the Board of Directors will also explore business opportunities for expansion outside of Puerto Rico.

On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms entered into a joint venture to grow sod, palms and trees on a farm of approximately 254 acres located in the Municipality of Salinas, Puerto Rico, operated by Salinas Holdings, Inc. ("Salinas"). Salinas is a newly formed entity in which Nursery Farms owns one-third of the outstanding voting stock. The remaining two-thirds are owned in equal parts by Mr. Mark Greene, a former director of the Company, and by Mr. Alberto Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. As of March 31, 2003, the Company had invested $593,333 .

The farm is leased by Salinas Holdings, Inc. from an entity controlled by Mr. Rubi, for an initial 10-year term with renewal options for an additional 20-year period.

Salinas has entered into a five year management agreement with Nursery Farms (automatically renewable for additional five year terms unless otherwise elected by either party) whereby Nursery Farms will provide certain management services to the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms will receive a basic administrative fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. Commissions and fees earned for services provided to Salinas for the three months ended March 31, 2003 were $13,206. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" (a "cuerda" equals approximately
0.97 of an acre) of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company's financial statements reflect the Company's proportionate share (33.33%) of the results of operations of Salinas.

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has eight stores in Puerto Rico and plans to open two more stores during the remainder of 2003.

The Company also supplies live goods (plant material) and lawn and garden products to Costco Wholesale, which has three stores in Puerto Rico.

The Company continues to supply live goods to Wal*Mart International, which presently has eleven stores (including two "super centers") throughout Puerto Rico and plans to open two more super centers during the remainder of 2003. The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

The Company also supplies Kmart Corporation in Puerto Rico. Kmart has 24 stores in Puerto Rico and four stores in the U.S. Virgin Islands. Kmart promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance in purchasing homes from this project. However, the Company cannot give any assurance as to how long it will take to obtain the necessary permits to develop the project or whether said permits will in fact be obtained.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
------------------------------------------------------------------------

During the three months ended March 31, 2003, the Company had net income of approximately $45,000, or $.02 per share (diluted), compared to approximately $180,000 for the same period in 2002, or $.08 per share (diluted).

The decrease in net income for the three months ended March 31, 2003, when compared to the same period in 2002 is principally due to a decrease in income from operations, offset in part, by an increase in other income. The decrease in income from operations for the three months ended March 31, 2003 is principally due to a decrease in revenues (and related gross profit) from sales of landscaping services, and an increase in selling, general and administrative expenses. The increase in other income for the three months ended March 31, 2003 is principally due to the collection of a note receivable, the value of which had been written down in prior years.

Sales
-----

The Company's consolidated net sales for the three months ended March 31, 2003 were approximately $2,495,000, compared to $2,320,000 for the same period in 2002, representing an overall increase of approximately 7.5%.

The 7.5% increase in consolidated net sales for the three months ended March 31, 2003 when compared to the same period in 2002, was due to an increase of approximately 38% in sales of plant material, as well as a 17% increase in sales of lawn and garden products. However, revenues from sales of landscaping services decreased by 42%. This decrease was principally due to a decrease in the volume of landscaping projects during the three month period.

Gross Profits
-------------

The Company's consolidated gross profit for the three months ended March 31, 2003 was approximately 35%, compared to 39% for the same period in 2002, or a decrease of 4%.

The decrease of 4% in gross profit for the three months ended March 31, 2002 when compared to the same period in 2002 was the result of a decrease of approximately 26% in gross profit from revenues of landscaping services (which accounted for 16% of consolidated net sales for the three months ended March 31,
2003), and a decrease of 0.6% in sales of lawn and garden products (which accounted for 34% of consolidated net sales for the three months ended March 31,
2003). These decreases in consolidated gross profit were offset, in part, by an increase of approximately 1% in gross profit from sales of plant material (which accounted for approximately 50% of consolidated net sales for the three months ended March 31, 2003).

Even though sales of plant material represents 50% of the Company's consolidated net sales for the three months ended March 31, 2003, this was not sufficient to absorb the decrease in gross profit from sales of landscaping services and sales of lawn and garden products.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $871,000 and $727,000 for the three months ended March 31, 2003 and 2002, respectively. This represented a 20% increase in dollar terms and a 4% increase as a percentage of sales.

The increase in SG&A for the three months ended March 31, 2003 when compared to the same period in 2002 is principally due to increases in administrative, marketing and shipping salaries, increase in legal and contracted services, and the accelerated amortization of certain leasehold improvements at the Barranquitas location, which in view of the Company's plan of consolidating its operations at its Vega Alta facility, are now being amortized through June 30, 2003.

Other Income and Expenses
-------------------------

Interest income as well as interest expense for the three months ended March 31, 2003 remain comparable to those of 2002.


Other income for the three months ended March 31, 2003 also includes several income sources not present in 2002. Among these were the following:

1) A gain of $25,000 from the collection of a note receivable previously written down in prior years. This represents the remaining portion of a note partially collected in the fourth quarter of 2002 (refer to Note 5 in the Notes to Consolidated Financial Statements for the year ended December 31, 2002).

2) The equity in earnings  of  unconsolidated  subsidiary  of $2,555 and related commissions and fees of $13,206. The $2,555 represents the Company's 33.33% share of Salinas Holdings Inc.'s net income for the three months ended March 31, 2003. The commissions and fees of $13,206 represent the Company's commissions and fees for the three month period under the terms of the management agreement with Salinas Holdings, Inc.

FINANCIAL CONDITION
-------------------

The Company's financial condition at March 31, 2003 remains comparable with that of December 31, 2002. The Company's current ratio did not change significantly, with a ratio of 2.2 to 1 at March 31, 2003, compared to 2.3 to 1 at December 31, 2002.

At March 31, 2003, the Company had cash of approximately $1,353,000, compared to cash of $1,418,000 at December 31, 2002. The decrease in cash at March 31, 2003 is principally due to cash outflows from purchases of equipment ($342,000) and an additional investment in the Company's unconsolidated subsidiary ($160,000), which were offset in part, by cash flows from operating activities ($319,000) and proceeds from long-term debt ($110,000).

Shareholders' equity at March 31, 2003 increased due to net income for the three month period. No dividends were declared nor stock issued during the three months ended March 31, 2003.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under short-term credit facilities with a local commercial bank. As of May 14, 2003, the Company had available a short-term credit facility of $2.35 million, of which approximately $620,000 was available as of such date. This credit facility is secured by the Company's trade accounts receivable and inventories.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

               None.

         (b) Reports on Form 8-K.
             --------------------

               The Company filed the following Report on Form 8-K:

               (i) Report on Form 8-K, dated March 31, 2003 reporting filing of CEO and CFO certifications under Item 9.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MARGO CARIBE, INC.




Date: May 14, 2003                   By: /s/ Michael J. Spector
      ------------                   ----------------------------
                                         Michael J. Spector,
                                      Chairman of the Board and
                                       Chief Executive Officer




Date: May 14, 2003                  By: /s/ J. Fernando Rodriguez
      ------------                  -----------------------------
                                        J. Fernando Rodriguez
                                        President and Chief
                                         Operating Officer




Date: May 14, 2003                    By: /s/ Alfonso Ortega
      ------------                    -----------------------
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




Date: May 14, 2003                       By: /s/ Michael J. Spector
      ------------                           ----------------------
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




Date: May 14, 2003                         By: /s/ Alfonso Ortega
      ------------                             ------------------
                                                Alfonso Ortega
                                                Chief Financial Officer