Form 10-Q
period 2003-06-30
MARGO CARIBE INC
filed 2003-08-19
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2003


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

The  registrant  had  2,113,989  shares  of  common  stock,   $.001  par  value,
outstanding as of August 14, 2003.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         --------------------

          Condensed Consolidated Balance Sheets                              4


          Condensed Consolidated Statements of Operations                    5

          Condensed Consolidated Statement of Shareholders'
           Equity                                                            6

          Condensed Consolidated Statements of Cash Flows                    7

          Notes to Condensed Consolidated Financial
           Statements                                                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                             19
          -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                                       27
          -----------

ITEM 4.  CONTROL AND PROCEDURES                                             27
         ----------------------

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                  28
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              28
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    28
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                    28
         -------------------------------
          OF SECURITY HOLDERS
          -------------------

ITEM 5.  OTHER INFORMATION                                                  29
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   29
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)

                                    ASSETS
                                    ------
                                                         2003           2002
                                                     -----------    -----------
Current assets:
 Cash and equivalents                                $   737,928    $ 1,417,879
 Accounts receivable, net                              1,427,260      1,818,076
 Inventories                                           3,312,209      3,378,779
 Due from related entity                                  77,746         51,026
 Prepaid expenses and other current assets               251,831        323,506
                                                     -----------    -----------

   Total current assets                                5,806,974      6,989,266

Property and equipment, net                            2,116,797      1,249,889
Land held for future development                       1,105,627      1,105,627
Investment in unconsolidated subsidiary                  598,219        417,296
Notes receivable                                          28,112         28,112
Other assets                                              26,024          6,016
                                                     -----------    -----------

    Total assets                                     $ 9,681,753    $ 9,796,206
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $   132,571    $   138,967
  Notes payable                                        1,930,500      1,730,500
  Accounts payable                                       541,546        829,382
  Accrued expenses                                       333,375        332,305
                                                     -----------    -----------

    Total current liabilities                          2,937,992      3,031,154

Deferred revenue                                          66,814         74,238
Long-term debt                                           286,372        244,425
                                                     -----------    -----------

    Total liabilities                                  3,291,178      3,349,817
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                       --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 2,130,609 and 2,119,609
  shares issued, 2,090,889 and 2,079,889 shares
  outstanding in 2003 and 2002, respectively               2,131          2,120
 Additional paid-in capital                            5,262,491      5,241,136
 Retained earnings                                     1,222,241      1,299,421
 Treasury stock, 39,800 common shares, at cost           (96,288)       (96,288)
                                                     -----------    -----------

    Total shareholders' equity                         6,390,575      6,446,389
                                                     -----------    -----------

    Total liabilities and shareholders' equity       $ 9,681,753    $ 9,796,206
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.



                                      MARGO CARIBE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Periods ended June 30, 2003 and 2002
                                                  (Unaudited)


                                                      Three Months ended June 30,   Six Months ended June 30,
                                                      --------------------------    --------------------------
                                                          2003          2002           2003            2002
                                                      -----------    -----------    -----------    -----------
  Net sales                                           $ 2,155,320    $ 2,489,009    $ 4,650,825    $ 4,808,712

  Cost of sales                                         1,407,660      1,478,520      3,023,630      2,884,149
                                                      -----------    -----------    -----------    -----------

     Gross profit                                         747,660      1,010,489      1,627,195      1,924,563

  Selling, general and administrative expenses            784,544        859,916      1,655,722      1,587,160
  Costs related to consolidating nursery facilities       142,903           --          142,903           --
                                                      -----------    -----------    -----------    -----------

      Income (loss)from operations                       (179,787)       150,573       (171,430)       337,403
                                                      -----------    -----------    -----------    -----------
  Other income (expense):
    Interest income                                         2,224            289          5,716          3,757
    Interest expense                                      (16,151)       (15,207)       (32,390)       (32,607)
    Gain on collection of note receivable
     previously written down                                 --             --           25,000           --
    Equity in earnings of unconsolidated subsidiary        18,369           --           20,923           --
    Commissions and fees from unconsolidated
     subsidiary                                            37,672           --           50,877           --
    Miscellaneous income                                   15,189          7,575         24,124         14,882
                                                      -----------    -----------    -----------    -----------

                                                           57,303         (7,343)        94,250        (13,968)
                                                      -----------    -----------    -----------    -----------

Income (loss) before provision for income tax            (122,484)       143,230        (77,180)       323,435

Income tax provision                                         --             --             --             --
                                                      -----------    -----------    -----------    -----------

Net income (loss)                                     $  (122,484)   $   143,230    $   (77,180)   $   323,435
                                                      ===========    ===========    ===========    ===========

Basic income (loss) per common share                  $      (.06)   $       .07    $      (.04)   $       .16
                                                      ===========    ===========    ===========    ===========

Diluted income (loss) per common share                $      (.06)   $       .07    $      (.04)   $       .15
                                                      ===========    ===========    ===========    ===========


  See accompanying notes to condensed consolidated financial statements.



                                          MARGO CARIBE, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            Six Months ended June 30, 2003
                                                      (Unaudited)




                                    Common        Common     Additional
                                    stock         stock        paid-in         Retained     Treasury
                                    shares        amount       capital         earnings       stock          Total
                                  -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 2002        2,079,889   $     2,120   $ 5,241,136    $ 1,299,421   $   (96,288)   $ 6,446,389

Issuance of common stock from
    conversion of stock options        11,000            11        21,355           --            --           21,366

Net loss                                 --            --            --         (77,180)          --         (77,180)
                                  -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 2003            2,090,889   $     2,131   $ 5,262,491    $ 1,222,241   $   (96,288)   $ 6,390,575
                                  ===========   ===========   ===========    ===========   ===========    ===========


    See accompanying notes to condensed consolidated financial statements.



                                                          6

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                       2003           2002
                                                    -----------    -----------
Cash flows from operating activities:
-------------------------------------
Net income (loss)                                   $   (77,180)   $   323,435
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                       211,646        227,019
    Provision for uncollectible accounts receivable      24,500         18,000
    Loss (gain) on disposition of property and
      equipment                                          64,852         (6,287)
    Deferred revenue                                       --           74,238
    Amortization of deferred revenue                     (7,424)          --
    Equity in earnings of unconsolidated
      subsidiary                                        (20,923)          --
    Gain on collection of note receivable
     previously written down                            (25,000)
Changes in assets and liabilities affecting
  cash flows from operating activities:
    Accounts receivable                                 366,316       (367,833)
    Inventories                                          66,570          7,952
    Prepaid expenses and other current assets            71,675         (4,978)
    Advances to related entity                         (102,726)          --
    Collection of advances to related entity             76,006           --
    Other assets                                        (20,008)        (5,834)
    Accounts payable                                   (287,836)      (258,489)
    Accrued expenses                                      1,070        149,025
                                                    -----------    -----------
Net cash provided by operating activities               341,538        156,248
                                                    -----------    -----------
Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                (1,143,406)       (56,358)
  Investment in land held for future development           --          (30,129)
  Investment in unconsolidated subsidiary              (160,000)          --
  Proceeds from collection of notes receivable           25,000         26,331
                                                    -----------    -----------
Net cash used in investing activities                (1,278,406)       (60,156)
                                                    -----------    -----------
Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                          109,720           --
  Repayment of long-term debt                           (74,169)       (78,892)
  Increase in notes payable                             200,000           --
  Cash payment in lieu of issuing fractional
    shares in stock dividend                                              (46)
  Issuance of common stock from conversion
    of stock options                                     21,366           --
                                                    -----------    -----------
Net cash provided by (used in) financing
  activities                                            256,917        (78,938)
                                                    -----------    -----------
Net increase (decrease) in cash and cash
----------------------------------------
  and cash equivalents                                 (679,951)        17,154
  --------------------
Cash and equivalents at beginning of period           1,417,879        838,921
-------------------------------------------         -----------    -----------
Cash and equivalents at end of period               $   737,928    $   856,075
-------------------------------------               ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Note 3 - Accounting for Stock-Based Compensation Plans
------------------------------------------------------

Effective May 2,2003, The Company adopted the Margo Caribe, Inc. 2003 Restricted Stock Plan (the "Restricted Stock Plan"). Under the terms of the Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant up to 200,000 shares of common stock to officers and other key employees of the Company. The restricted stock grants may be subject to time-based or performance-based restrictions. As of June 30,2003, no awards had been granted under the Restricted Stock Plan.

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

The Company accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations in measuring stock based compensation, including options, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. Accordingly, no compensation expense has been recognized for options granted under either stock option plan. However, SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date.

Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

Stock options outstanding as of June 30, 2003 and December 31, 2002 amounted to 238,150 and 249,700, respectively, at the end of each period. During the six months ended June 30,2003 and 2002, options to acquire 11,000 and 16,500 shares of common stock were issued at weighted exercise prices of $7.25 and $3.56 per share, respectively.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                     Three Months Ended June 30,      Six Months Ended June 30,
                     ----------------------------     --------------------------
                            2003       2002                 2003       2002
                            ----       ----                 ----       ----

Risk-free interest rate     5.36%      5.05%                5.36%      5.05%

Average life of options    10 yrs.    10 yrs.              10 yrs.    10 yrs.

Volatility                   50%       15%                  65%        22%

Dividend yield                0%        0%                   0%         0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net income (loss) per share were as follows:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         ---------------------------   -------------------------
                              2003        2002            2003         2002
                           ----------   ---------      ----------    ---------

Net income (loss)
   as reported             $ (122,484)  $ 143,230    $    (77,180) $   323,435
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                   (13,386)     (5,062)        (29,243)      (9,519)
                           ----------   ---------    ------------  -----------
Pro forma net income(loss) $ (135,870)  $ 138,168    $   (106,423) $   313,916
                           ==========   =========    ============  ===========
Earnings per share:
 Basic - as reported       $     (.06)  $     .07    $       (.04) $       .16
                           ==========   =========    ============  ===========
 Basic - pro forma         $     (.07)  $     .07    $       (.05) $       .15
                           ==========   =========    ============  ===========

 Diluted - as reported     $     (.06)  $     .07    $       (.04) $       .15
                           ==========   =========    ============  ===========
 Diluted - pro forma       $     (.07)  $     .07    $       (.05) $       .15
                           ==========   =========    ============  ===========

Note 4 - Inventories
--------------------

At June 30, 2003 and December 31, 2002, inventories included the following:

       Description                   2003           2002
---------------------------       ----------     -----------
Plant material                    $2,755,758      $2,799,960
Lawn and garden products             306,048         251,438
Raw materials and supplies           250,403         327,381
                                  ----------     -----------
                                  $3,312,209      $3,378,779
                                  ==========     ===========

Note 5 - Property and Equipment
-------------------------------

At June 30, 2003 and December 31, 2002, property and equipment included the following:

       Description                   2003           2002
--------------------------        ----------     -----------
Leasehold improvements            $2,078,767     $1,456,960
Equipment and fixtures             1,623,955      1,599,948
Transportation equipment             809,206        600,344
Real estate property                 224,327        224,327
                                   ---------     ----------
                                   4,736,255      3,881,579
Less accumulated depreciation
  and amortization                (2,619,458)    (2,631,690)
                                  ----------     ----------
                                  $2,116,797     $1,249,889
                                  ==========     ==========

Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to approximately $212,000 and $227,000, respectively.

Note 6 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

On October 14, 2002, the Company entered into an agreement with two other unrelated parties to organize Salinas Holdings, Inc.("Salinas"), a Puerto Rico corporation engaged in the growing of sod (turf), palms and trees grown in the ground. The Company has a 33.33% equity interest in Salinas. The Company also entered into a management agreement with Salinas. Under the Agreement, the Company earns $2,000 per month for management services and a 15% or 17% commission on the sales of its products. Salinas commenced operations on November 1, 2002.

The Company has accounted for its investment in Salinas using the equity method of accounting. At June 30, 2003, and for the six month period then ended, Salinas' unaudited condensed financial position and results of operations information was as follows:


         Assets                                 Amount
         -----                               ----------
      Current assets                         $1,091,305
      Property and equipment                    856,043
                                             ----------
                                             $1,947,348
                                             ==========

Liabilities and Shareholders' Equity
------------------------------------
      Current liabilities                    $  152,626
      Shareholders' equity                    1,794,722
                                             ----------
                                             $1,947,348
                                             ==========

     Results of Operations                     Amount
     ---------------------                   ----------
      Sales                                  $  239,069
      Cost of sales                             101,753
                                             ----------
      Gross profit                              137,316
      General and administrative expenses        74,483
                                             ----------

      Net income                             $   62,833
                                               =========

At June 30, 2003, the Company's investment in Salinas Holdings, Inc., was as follows:

                  Description                 Amount
         ----------------------------        ---------
         Balance at December 31, 2002        $417,296
         Additional investment                160,000
         Equity in earnings of
           unconsolidated subsidiary           20,923
                                             ---------

         Balance at June 30, 2003            $598,219
                                             =========

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


Basic and diluted income (loss) per common share for the three and six month periods ended June 30, 2003 and 2002 were determined as follows:


                                                 Three Months                 Six Months
                                                 ended June 30,              ended June 30,
                                          --------------------------   --------------------------
Basic income per common share:                2003           2002          2003          2002
-----------------------------             ------------    ----------   ------------    ----------
 Net income (loss) attributable to
  common shareholders                     $   (122,484)   $  143,230   $    (77,180)   $  323,435
                                          ============    ==========   ============    ==========

 Weighted average number of common
  shares outstanding                         2,084,289     2,072,189      2,082,089     2,072,189
                                          ============    ==========   ============    ==========

 Basic income(loss)per common share       $       (.06)   $      .07   $       (.04)   $      .16
                                          ============    ==========   ============    ==========


Diluted income (loss) per common share:
---------------------------------------
 Net income (loss) attributable to
  common shareholders                     $   (122,484)   $  143,230   $    (77,180)   $  323,435
                                          ============    ==========   ============    ==========

 Weighted average number of common
  shares outstanding                         2,084,289     2,072,189      2,082,089     2,072,189
 Plus incremental shares from assumed
  exercise of stock options (1)                   --          34,349           --          45,481
                                          ------------    ----------   ------------    ----------
 Adjusted weighted average shares            2,084,289     2,106,538      2,082,089     2,117,670
                                          ============    ==========   ============    ==========

 Diluted income (loss)
  per common share                        $       (.06)   $      .07   $       (.04)   $      .15
                                          ============    ==========   ============    ==========

-------------------------------
(1)For the three and six month periods ended June 30,2003, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus no incremental shares were added to the weighted average number of common shares outstanding for the periods.

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

The Company's segment information for the three months ended June 30, 2003 and 2002, is as follows:

                                               Three Months ended June 30, 2003
                                   -------------------------------------------------------
                                                 Lawn & Garden
                                      Plants        Products    Landscaping       Totals
                                   -------------------------------------------------------
Revenues from external customers   $   953,330    $   916,521   $   285,469    $ 2,155,320

Intersegment revenues                   30,633          2,135          --           32,768

Interest income                          2,224           --            --            2,224

Interest expense                        16,151           --            --           16,151

Depreciation and amortization           33,729         17,621        22,391         73,741

Segment income (loss)                  (98,707)        52,571       (76,348)      (122,484)





                                               Three Months ended June 30, 2002
                                   -------------------------------------------------------
                                                 Lawn & Garden
                                      Plants        Products    Landscaping       Totals
                                   -------------------------------------------------------
Revenues from external customers    $1,136,160    $   722,806    $  630,043    $2,489,009

Intersegment revenues                  110,447         12,773          --         123,220

Interest income                            289           --            --             289

Interest expense                        15,207           --            --          15,207

Depreciation and amortization           66,914         22,055        17,033       106,002

Segment income                          89,203         18,833        35,194       143,230


The Company's segment information as of and for the six months ended June 30, 2003 and 2002, is as follows:

                                                  Six Months ended June 30, 2003
                                   -------------------------------------------------------
                                                 Lawn & Garden
                                      Plants        Products    Landscaping       Totals
                                   -------------------------------------------------------

Revenues from external customers   $ 2,209,513    $ 1,751,864    $   689,448   $ 4,650,825

Intersegment revenues                  100,489          9,512           --         110,001

Interest income                          5,716           --             --           5,716

Interest expense                        32,390           --             --          32,390

Depreciation and amortization          135,995         38,816         36,835       211,646

Segment income (loss)                   11,882         82,462       (171,524)      (77,180)

Segment assets                       8,081,972        984,547        615,234     9,681,753

Expenditures for segment assets        988,732           --          154,674     1,143,406



                                                 Six Months ended June 30, 2002
                                   -------------------------------------------------------
                                                 Lawn & Garden
                                      Plants        Products    Landscaping       Totals
                                   -------------------------------------------------------

Revenues from external customers    $2,046,116    $ 1,439,031    $ 1,323,565    $4,808,712

Intersegment revenues                  229,696         34,761           --         264,457

Interest income                          3,757           --             --           3,757

Interest expense                        32,607           --             --          32,607

Depreciation and amortization          172,751         32,114         22,154       227,019

Segment income                         126,433         68,987        128,015       323,435

Segment assets                       6,993,658      1,145,453      1,135,531     9,274,642

Expenditures for segment assets         56,358           --             --          56,358

Note 9 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------


a)       Non-Cash Investing Activities
         -----------------------------

         During the six months ended June 30, 2003, the Company purchased various vehicles amounting to approximately $139,000 by assuming a related debt for approximately $110,000.

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


c)   Other Cash Flow Transactions
     ----------------------------

         Other cash flow transactions for the six months ended June 30, 2003 and 2002, include interest payments amounting to approximately $33,000 and $34,000, respectively. There were no income tax payments for the six months ended June 30, 2003 and 2002.

Note 10 - Major Customers
-------------------------

During the six months ended June 30, 2003 and 2002, the Company's single largest customer accounted for approximately 38% ($1,763,000) and 30% ($1,428,000), respectively, of the Company's net sales. There were no other customers accounting for 10% or more of the Company's net sales.

Note 11 - New Accounting Pronouncements
---------------------------------------

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

PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico").

These operations are conducted at a 92 acre nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael
J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

Through June 30, 2003, the Company also operated a 13 acre nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacate the facility by June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm (refer to FUTURE OPERATIONS herein).

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

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In Vega Alta, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. Prior to July 1, 2003, the Barranquitas nursery farm (operating as Margo Flora) produced orchids, bromeliads, anthuriums, spathiphylum and poincettias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003.

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

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. However, the Board of Directors continues to explore new business opportunities inside and outside of Puerto Rico.

On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms, entered into a joint venture to grow sod, palms and trees on a farm of approximately 254 acres located in the Municipality of Salinas, Puerto Rico, operated by Salinas Holdings, Inc. ("Salinas"). Salinas is a newly formed entity in which Nursery Farms owns one-third of the outstanding voting stock. The remaining two-thirds are owned in equal parts by Mr. Mark Greene, a former director of the Company, and by Mr. Alberto Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. As of June 30, 2003, the Company had invested $593,333.

The farm is leased by Salinas Holdings, Inc. from an entity controlled by Mr. Rubi, for an initial 10-year term with renewal options for an additional 20-year period.

Salinas has entered into a five year management agreement with Nursery Farms (automatically renewable for additional five year terms unless otherwise elected by either party) whereby Nursery Farms will provide certain management services to the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms will receive a basic administrative fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. Commissions and fees earned for services provided to Salinas for the six months ended June 30, 2003 were $50,877. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" (a "cuerda" equals approximately
0.97 of an acre) of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company's financial statements reflect the Company's proportionate share (33.33%) of the results of operations of Salinas.

In order to increase the production capacity at its Vega Alta nursery and consolidate Barranquitas' production, the Company is currently in the process of completing a 112,000 square feet shadehouse and a new 124,000 square feet greenhouse. These structures are being constructed with fabricated steel, and include sophisticated irrigation systems. The Company is also constructing a new shipping/receiving area. Upon completion, the loading docks in the new shipping/receiving area will have a capacity to hand 14 trailer-containers at one time.

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has eight stores in Puerto Rico and plans to open a new store in St. Thomas, U.S. Virgin Islands during the fourth quarter of 2003.

The Company also supplies live goods (plant material) and lawn and garden products to Costco Wholesale, which has two stores in Puerto Rico.

The Company continues to supply live goods as well as lawn and garden products to Wal*Mart International, which presently has eleven stores (including two "super centers") throughout Puerto Rico and plans to open two more super centers during the remainder of 2003. The Company also supplies plant material and lawn and garden products to six Sam's Club, a division of Wal*Mart International.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------
AND 2002
--------

During the six months ended June 30, 2003, the Company had a net loss of approximately $77,000, or $.04 per share (diluted), compared to net income of approximately $323,000 for the same period in 2002, or $.15 per share (diluted).

For the quarter ended June 30, 2003, the Company had a net loss of approximately $122,000 or $.06 per share (diluted), compared to net income of approximately $143,000 or $.07 per share (diluted) for the same period in 2002.

The net loss for the six months and the quarter ended June 30, 2003, when compared to the same periods in 2002 is principally due to a decrease in income from operations, offset in part, by an increase in other income. The decrease in income from operations for the period results from a decrease in revenues (and related gross profit) from sales of landscaping services. Gross revenues from landscaping services were approximately $689,000 for the six months ended June 30, 2003 compared to $1,324,000 for the same period in 2002. The decrease in income from operations for the six months and quarter ended June 30, 2003 also results from the incurrence of approximately $143,000 of costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities at its Vega Alta facility. The increase in other income for the six months ended June 30, 2003 is principally due to the collection of a note receivable, the value of which had been written down in prior years and to the commissions, fees and equity in earnings of unconsolidated subsidiary.

Sales
-----

The Company's consolidated net sales for the six months ended June 30, 2003 were approximately $4,651,000, compared to $4,809,000 for the same period in 2002, representing an overall decrease of approximately 3%.

The Company's consolidated net sales for the quarter ended June 30, 2003 were approximately $2,155,000, compared to $2,489,000 for the same period in 2002, representing an overall decrease of approximately 13%. The decrease in sales was principally the result of a reduction in sales of landscaping services of 54% and a smaller decrease in plant material sales associated with the decrease of new residential and commercial real estate projects in Puerto Rico during this period. While there was an overall decrease in plant material sales, sales of plant material to major chain stores remained strong.

The 3% decrease in consolidated net sales for the six months ended June 30, 2003 was due to a decrease of approximately 48% in revenues from landscaping services when compared to the same period in 2002. Sales of plant material increased by 8% for the six months ended June 30, 2003 as well as sales of lawn and garden products, which increased by approximately 22% during the six month period ended June 30, 2003.

Gross Profits
-------------

The Company's consolidated gross profit for the six months ended June 30, 2003 was approximately 35%, compared to 40% for the same period in 2002, or a decrease of 5%. Consolidated gross profit for the second quarter of 2003 was approximately 35%, compared to 41% for the same period in 2002, or a decrease of 6%.

The 5% decrease in gross profit for the six months ended June 30, 2003 when compared to the same period in 2002 was the result of a decrease in gross profit from revenues of landscaping services (which accounted for approximately 15% of consolidated net sales for the six months ended June 30, 2003), and an increase of approximately 1% in gross profit from sales of lawn and garden products (which accounted for approximately 37% of consolidated net sales for the six months ended June 30, 2003).

The 6% decrease in gross profit for the second quarter ended June 30, 2003 when compared to the same period in 2002 was also due to a decrease in gross profit from revenues of landscaping services (which accounted for approximately 13% of consolidated net sales for the quarter ended June 30, 2003).

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $1,656,000 and $1,587,000 for the six months ended June 30, 2003 and 2002, respectively. This represented a 4% increase in dollar terms and a 3% increase as a percentage of sales.

SG&A for the second quarter of 2003 were approximately $785,000 compared to $860,000 for the same period in 2002. This represented a 9% decrease in dollar terms and a 1% increase as a percentage of sales.

The increase in SG&A for the six months ended June 30, 2003 when compared to the same period in 2002 is principally due to increases in professional services that included, among others, the outsourcing of payroll processing and the design of a new operating and administrative procedures manual. The decrease in SG&A for the second quarter ended June 30, 2003 compared to same period in 2002 is principally due to a decrease in salaries, advertising, vehicle repairs and depreciation.

Costs Related to Consolidating Nursery Facilities
-------------------------------------------------

Through June 30, 2003, the Company also operated a 13 acre nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacated the facility by June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm.

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities at its Vega Alta facility amounted to approximately $143,000 during the six months and the quarter ended June 30, 2003.


Other Income and Expenses
-------------------------

Interest income and expense for the six months and the quarter ended June 30, 2003 remain comparable to those of 2002.

Other income for the six months ended June 30, 2003 also includes several income sources not present in 2002. Among these were the following:

1) Gain of $25,000 from the collection of a note receivable previously written down in prior years. This represents the remaining portion of a note partially collected in the fourth quarter of 2002 (refer to Note 5 in the Notes to Consolidated Financial Statements for the year ended December 31, 2002).


2) Equity in earnings of unconsolidated subsidiary of approximately $20,900 and related commissions and fees of $50,900. The $20,900 represents the Company's 33.33% equity interest in Salinas Holdings Inc.'s net income for the six months ended June 30, 2003. The commissions and fees of $50,900 represent the Company's commissions and fees for the six months then ended under the terms of the management agreement with Salinas Holdings, Inc.

FINANCIAL CONDITION
-------------------

The Company's financial condition at June 30, 2003 remains comparable with that of December 31, 2002. The Company's current ratio changed to 2.0 to 1 at June 30, 2003, compared to 2.3 to 1 at December 31, 2002. The .3 decrease in the current ratio is principally due to cash outflows used in investing activities and to the increase in short-term borrowings under the credit facility.

At June 30, 2003, the Company had cash of approximately $738,000, compared to cash of $1,418,000 at December 31, 2002. The decrease in cash at June 30, 2003 is principally due to cash outflows used in investing activities.

Shareholders' equity at June 30, 2003 decreased due to the net loss for the six months period then ended, partially offset by the conversion of stock options. No dividends were declared during the six months ended June 30, 2003.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flows from operations as well as borrowings under short-term credit facilities with a local commercial bank. As of August 19, 2003, the Company had available a short-term credit facility of $2.35 million, of which approximately $420,000 was available as of such date. This credit facility is secured by the Company's trade accounts receivable and inventories.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable.



ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

Disclosure Control and Procedures
---------------------------------

Within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PFO, concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Internal Control over Financial Reporting
-----------------------------------------

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting, other than the development of a new manual for the assessment of internal controls and procedures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

The Company held its annual meeting of shareholders on May 30, 2003. At this meeting, shareholders were asked to vote on three proposals: the election of six directors, the approval of The Margo Caribe, Inc. 2003 Restricted Stock Plan, and the ratification of the Company's independent auditors. Quorum at the meeting consisted of 1,668,391 shares, or approximately 80% of 2,079,899 total outstanding commons shares. The proposals, together with voting results, were as follows:

          PROPOSAL 1                  FOR       WITHHELD
   -----------------------------   ---------    --------
1. Election of seven directors
    Michael J. Spector           1,668,391           0
    Blas R. Ferraiuoli           1,668,391           0
    Michael A. Rubin             1,668,391           0
    Ramon L. Dominguez           1,668,391           0
    Jairo Estrada                1,668,391           0
    J. Fernando Rodriguez        1,668,391           0

          PROPOSAL 2                  FOR        AGAINST    ABSTAIN
   ------------------------------- ---------     -------    -------
2. Approval of The Margo Caribe,
    Inc. 2003 Restricted Stock
    Plan                         1,668,171           0        220


          PROPOSAL 3                  FOR        AGAINST    ABSTAIN
   ------------------------------  ---------     -------    -------
3. Ratification of Deloitte &
   Touche, LLP as independent
   auditors                      1,668,391           0          0

There were no broker non-votes on either proposal.

ITEM 5.  OTHER INFORMATION
         -----------------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

               Exhibit 31 (a) CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act

               Exhibit 31 (b) CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act

               Exhibit 32 (a) CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act.

               Exhibit 32 (b) CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act.


         (b) Reports on Form 8-K.  The Company filed the following
             --------------------

             Report on Form 8-K:
                  (i) Report on Form 8-K,  dated May 15, 2003,  reporting  under
                  Item 9 issuance of press release announcing unaudited earnings for the quarter ended March 31, 2003

                  (ii) Report on Form 8-K, dated March 31, 2003, reporting under
                  Item 9 the filing of the CEO and CFO certifications required by Section 906 of the Sarbanes-Oxley Act related to the Form 10-K for the year ended December 31, 2002.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARGO CARIBE, INC.




Date:  August 19, 2003               By: /s/ Michael J. Spector
       ---------------               ----------------------------
                                         Michael J. Spector,
                                      Chairman of the Board and
                                      Chief Executive Officer




Date:  August 19, 2003                By: /s/   Olga Falcon
       ---------------                -----------------------
                                           Olga Falcon,
                                            Controller
                                        (Principal Financial
                                              Officer)

                                                                   Exhibit 31(a)

I, Michael J. Spector, Chairman of the Board and Chief Executive Officer of Margo Caribe, Inc. certify that:

1. I have reviewed this Form 10-Q of Margo Caribe, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date: August 19, 2003        By: /s/Michael J. Spector
                                 ------------------------
                                   Michael J. Spector
                                 Chief Executive Officer

                                                                   Exhibit 31(b)

I, Olga Falcon, Controller (Principal Financial Officer) of Margo Caribe, Inc. certify that:

1. I have reviewed this Form 10-Q of Margo Caribe, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date: August 19, 2003        By:    /s/ Olga Falcon
      ---------------              -----------------
                                      Olga Falcon
                                      Controller
                                   (Principal Financial
                                       Officer)

                                                                   Exhibit 32(a)

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a)and(b) of Section 1350, Chapter 63 Title 18, United States Code)



Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Margo Caribe, Inc., a Puerto Rico corporation (the "Company"), does hereby certify, to such officers' knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






Dated : August 19, 2003        By: /s/ Michael J. Spector
        ---------------            ----------------------
                                     Michael J. Spector
                                   Chief Executive Officer


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code)and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed "Filed" for purposes of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that Section.

A signed original of this written statement required by Section 906 has been provided to and will be retained by, the Company and furnished to the Securities Exchange Commission or its staff upon request.

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a)and(b) of Section 1350, Chapter 63 Title 18, United States Code)



Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Margo Caribe, Inc., a Puerto Rico corporation (the "Company"), does hereby certify, to such officers' knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






Dated : August 13, 2003            By:/s/ Olga Falcon
        ---------------               ---------------
                                        Olga Falcon
                                        Controller
                                   (Principal Financial
                                          Officer)


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code)and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed "Filed" for purposes of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that Section.

A signed original of this written statement required by Section 906 has been provided to and will be retained by, the Company and furnished to the Securities Exchange Commission or its staff upon request.