Form 10-Q
period 2003-09-30
MARGO CARIBE INC
filed 2003-11-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2003


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

The  registrant  had  2,140,389  shares  of  common  stock,   $.001  par  value,
outstanding as of November 10, 2003.

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
ITEM 1.  FINANCIAL STATEMENTS (unaudited)                                   ----
         --------------------
          Condensed Consolidated Balance Sheets                               4

          Condensed Consolidated Statements of Operations                     5

          Condensed Consolidated Statement of Shareholders' Equity            6

          Condensed Consolidated Statements of Cash Flows                     7

          Notes to Condensed Consolidated Financial Statements                8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
         OF OPERATIONS AND FINANCIAL CONDITION                               19
         -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK                                                         27
         -----------

ITEM 4.  CONTROL AND PROCEDURES                                              27
         ----------------------

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                   28
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               28
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     28
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                     28
         -------------------------------
         OF SECURITY HOLDERS
         -------------------

ITEM 5.  OTHER INFORMATION                                                   29
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    29
         --------------------------------

         SIGNATURES                                                          30
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                                   (Unaudited)

                                    ASSETS
                                    ------
                                                        2003           2002
                                                     -----------    -----------
Current assets:
 Cash and equivalents                                $   861,305    $ 1,417,879
 Accounts receivable, net                              1,272,481      1,818,076
 Inventories                                           3,582,376      3,378,779
 Due from related entity                                 130,651         51,026
 Prepaid expenses and other current assets               319,994        323,506
                                                     -----------    -----------

   Total current assets                                6,166,807      6,989,266

Property and equipment, net                            2,248,502      1,249,889
Land held for future development                       1,105,627      1,105,627
Investment in unconsolidated subsidiary                  227,523        417,296
Notes receivable                                          28,112         28,112
Distribution rights                                      100,000           --
Other assets                                              32,920          6,016
                                                     -----------    -----------

    Total assets                                     $ 9,909,491    $ 9,796,206
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term liabilities           $   138,967    $   138,967
  Notes payable                                        2,080,500      1,730,500
  Accounts payable                                       958,510        829,382
  Accrued expenses                                       217,560        332,305
                                                     -----------    -----------

    Total current liabilities                          3,395,537      3,031,154

Other liabilities                                         66,813         74,238
Long-term debt                                           229,920        244,425
                                                     -----------    -----------

    Total liabilities                                  3,692,270      3,349,817
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                       --             --
 Common stock, $.001 par value; 10,000,000
  shares authorized; 2,179,009 and 2,119,609
  shares issued,2,139,289  and 2,079,889 shares
  outstanding in 2003 and 2002, respectively               2,179          2,120
 Additional paid-in capital                            5,391,809      5,241,136
 Retained earnings                                       919,521      1,299,421
 Treasury stock, 39,800 common shares, at cost           (96,288)       (96,288)
                                                     -----------    -----------

    Total shareholders' equity                         6,217,221      6,446,389
                                                     -----------    -----------

    Total liabilities and shareholders' equity       $ 9,909,491    $ 9,796,206
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                                           MARGO CARIBE, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Periods ended September 30, 2003 and 2002
                                                       (Unaudited)


                                                      Three Months ended September 30,  Nine Months ended September 30,
                                                      --------------------------------  -------------------------------
                                                           2003             2002             2003             2002
                                                        -----------      -----------      -----------      -----------
  Net sales                                             $ 1,872,773      $ 2,310,942      $ 6,523,598      $ 7,119,654

  Cost of sales                                           1,250,132        1,292,015        4,273,763        4,176,164
                                                        -----------      -----------      -----------      -----------

     Gross profit                                           622,641        1,018,927        2,249,835        2,943,490

  Selling, general and administrative expenses              976,809          910,947        2,620,530        2,498,107
  Costs related to consolidating nursery facilities            --               --            142,903             --
                                                        -----------      -----------      -----------      -----------

      Income (loss)from operations                         (354,168)         107,980         (513,598)         445,383
                                                        -----------      -----------      -----------      -----------
  Other income (expense):
    Interest income                                           1,642            7,689            7,357           11,446
    Interest expense                                        (22,320)         (15,569)         (54,710)         (48,176)
    Gain on collection of note receivable
     previously written down                                   --               --             25,000             --
    Equity in earnings of unconsolidated subsidiary          29,303             --             50,227             --
    Commissions from unconsolidated subsidiary               37,940             --             76,817             --
    Miscellaneous income                                      4,883            1,354           29,007           16,236
                                                        -----------      -----------      -----------      -----------

                                                             51,448           (6,526)         133,698          (20,494)
                                                        -----------      -----------      -----------      -----------

Income (loss) before provision for income tax              (302,720)         101,454         (379,900)         424,889

Income tax provision                                           --               --               --               --
                                                        -----------      -----------      -----------      -----------

Net income (loss)                                       $  (302,720)     $   101,454      $  (379,900)     $   424,889
                                                        ===========      ===========      ===========      ===========

Basic income (loss) per common share                    $      (.14)     $       .05      $      (.18)     $       .21
                                                        ===========      ===========      ===========      ===========

Diluted income (loss) per common share                  $      (.14)     $       .05      $      (.18)     $       .20
                                                        ===========      ===========      ===========      ===========


  See accompanying notes to condensed consolidated financial statements.



                                         MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Nine Months ended September 30, 2003
                                                     (Unaudited)




                                  Common        Common      Additional
                                   stock         stock        paid-in       Retained      Treasury
                                   shares       amount        capital       earnings        stock         Total
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2002      2,079,889   $     2,120   $ 5,241,136   $ 1,299,421    $   (96,288)   $ 6,446,389

Issuance of common stock from
  conversion of stock options        59,400            59       150,673          --             --          150,732

Net loss                               --            --            --        (379,900)          --         (379,900)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance at September 30, 2003     2,139,289   $     2,179   $ 5,391,809   $   919,521    $   (96,288)   $ 6,217,221
                                ===========   ===========   ===========   ===========    ===========    ===========


    See accompanying notes to condensed consolidated financial statements.


                          MARGO CARIBE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 2003 and 2002
                                      (Unaudited)

Cash flows from operating activities:                          2003           2002
------------------------------------                       ------------   -----------
Net (loss) income                                          $  (379,900)   $   424,889
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                              357,371        314,270
    Provision for uncollectible accounts receivable             49,595         67,859
    Loss (gain) on disposition of property and
      equipment                                                   --           (6,287)
    Deferred revenue                                              --           74,238
 Equity in earnings of unconsolidated
      subsidiary                                               (50,227)          --
    Gain on collection of note receivable
     previously written down                                   (25,000)          --
Changes in assets and liabilities affecting
  cash flows from operating activities:
    Accounts receivable                                        496,000       (313,074)
    Inventories                                               (203,597)      (120,509)
    Prepaid expenses and other current assets                    3,512         19,357
    Advances to related entity, net                            (79,625)          --
    Distribution rights                                       (100,000)          --
    Other assets                                               (26,904)      (119,695)
    Accounts payable                                           129,128       (205,099)
    Accrued expenses                                          (114,745)        33,051
    Other liabilities                                           (7,425)          --
                                                           -----------    -----------
Net cash provided by operating activities                       48,183        169,000
                                                           -----------    -----------
Cash flows from investing activities:
-------------------------------------
  Additions to property and equipment                       (1,355,984)       (98,452)
  Investment in land held for future development                  --          (52,221)
  Increase in notes receivable                                    --          (10,590)
  Distribution from investment in unconsolidated subsidiary    400,000           --
  Additional investment in unconsolidated subsidiary          (160,000)          --
  Proceeds from collection of notes receivable                  25,000         30,973
                                                           -----------    -----------
Net cash used in investing activities                       (1,090,984)      (130,290)
                                                           -----------    -----------
Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                                 109,458           --
  Repayment of long-term debt                                 (123,963)       (94,189)
  Increase in notes payable                                    350,000        100,000
  Cash payment in lieu of issuing fractional
    shares in stock dividend                                      --              (46)
  Issuance of common stock from conversion
    of stock options                                           150,732          4,305
                                                           -----------    -----------
Net cash provided by financing
------------------------------
  activities                                                   486,227         10,070
  ----------                                               -----------    -----------
Net increase (decrease) in cash and cash
----------------------------------------
  and cash equivalents                                        (556,574)        48,780
  --------------------                                     -----------    -----------
Cash and equivalents at beginning of period                  1,417,879        838,921
-------------------------------------------                -----------    -----------
Cash and equivalents at end of period                      $   861,305    $   887,701
-------------------------------------                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. In addition, the Company evaluates the prior years experience of the allowance as a whole.

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

The Company has a deferred tax asset of $ 673,600, which is partially offset by a valuation allowance of $ 662,200. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

Note 3 - Accounting for Stock-Based Compensation Plans
------------------------------------------------------

Effective May 2,2003, The Company adopted the Margo Caribe, Inc. 2003 Restricted Stock Plan (the "Restricted Stock Plan"). Under the terms of the Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant up to 200,000 shares of common stock to officers and other key employees of the Company. The restricted stock grants may be subject to time-based or performance-based restrictions. As of September 30,2003, no awards had been granted under the Restricted Stock Plan.

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

Stock options outstanding as of September 30, 2003 and December 31, 2002 amounted to 127,050 and 249,700, respectively, at the end of each period. During the nine months ended September 30,2003 and 2002, options to acquire 11,000 and 16,500 shares of common stock were issued at weighted exercise prices of $7.25 and $3.56 per share, respectively.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                    Three Months Ended September 30,  Nine Months Ended September 30,
                   ---------------------------------  --------------------------------
                            2003       2002                  2003       2002
                            ----       ----                  ----       ----
Risk-free interest rate     5.28%       4.63%                5.28%     4.63%

Average life of options    10 yrs.     10 yrs.              10 yrs.    10 yrs.

Volatility                 15.44%      24.06%               65.82%     32.60%

Dividend yield                 0%          0%                 0%         0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net income (loss) per share were as follows:

                         Three Months Ended September 30, Nine Months Ended September 30,
                         -------------------------------- --------------------------------
                                2003           2002           2003           2002
                             -----------    -----------    -----------    -----------
Net income (loss)
   as reported               $  (302,720)   $   101,454    $  (379,900)   $   424,889
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                       (5,507)       (10,251)       (29,995)       (25,178)
                             -----------    -----------    -----------    -----------
Pro forma net income(loss)   $  (308,227)   $    91,203    $  (409,895)   $   399,711
                             ===========    ===========    ===========    ===========
Earnings per share:
 Basic - as reported         $     (0.14)   $       .05    $     (0.18)   $       .21
                             ===========    ===========    ===========    ===========
 Basic - pro forma           $     (0.14)   $       .04    $     (0.19)   $       .19
                             ===========    ===========    ===========    ===========
 Diluted - as reported       $     (0.14)   $       .05    $     (0.18)   $       .20
                             ===========    ===========    ===========    ===========
 Diluted - pro forma         $     (0.14)   $       .04    $     (0.18)   $       .19
                             ===========    ===========    ===========    ===========

Note 4 - Inventories
--------------------

At September 30, 2003 and December 31, 2002, inventories included the following:

       Description                   2003           2002
---------------------------       ----------     ----------
Plant material                    $2,714,776     $2,799,960
Lawn and garden products             331,552        251,438
Raw materials and supplies           536,048        327,381
                                  ----------    -----------
                                  $3,582,376     $3,378,779
                                  ==========    ===========

Note 5 - Property and Equipment
-------------------------------

At September 30, 2003 and December 31, 2002, property and equipment included the following:

     Description                     2003           2002
-----------------------------     ----------     -----------
Leasehold improvements            $2,271,089     $1,456,960
Equipment and fixtures             1,652,945      1,599,948
Transportation equipment             809,207        600,344
Real estate property                 224,327        224,327
                                   ----------     ---------
                                   4,957,568      3,881,579
Less accumulated depreciation
  and amortization                (2,709,066)    (2,631,690)
                                  -----------    ----------

                                  $2,248,502     $1,249,889
                                  ==========     ===========

Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to approximately $ 357,000 and $ 314,000, respectively.

Note 6 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

On October 14, 2002, the Company entered into an agreement with two other unrelated parties to organize Salinas Holdings, Inc.("Salinas"), a Puerto Rico corporation engaged in the growing of sod (turf), palms and trees grown in the ground. The Company has a 33.33% equity interest in Salinas. The Company also entered into a management agreement with Salinas. Under the Agreement, the Company earns $2,000 per month for management services and from 15% to 17% commission on the sales of Salinas' products. Salinas commenced operations on November 1, 2002.

The Company has accounted for its investment in Salinas using the equity method of accounting. At September 30, 2003, and for the nine month period then ended, Salinas' unaudited condensed financial position and results of operations information was as follows:


                      Assets                            Amount
                      ------                           ---------
                  Current assets                      $1,358,956
                  Property and equipment                 921,414
                                                      ----------
                                                      $2,280,370
                                                      ==========


   Liabilities and Shareholders' Equity
   -----------------------------------
         Current liabilities                          $  730,983
                  Long-term liabilities                  866,667
                                                      ----------
                  Total liabilities                   $1,597,650
                  Shareholders' equity                   682,720
                                                      ----------
                                                      $2,280,370
                                                      ==========


        Results of Operations                            Amount
        ---------------------                            ------
                  Sales                               $  487,767
                  Cost of sales                          184,466
                                                      ----------
                  Gross profit                        $  303,301
         General and administrative expenses          $  152,470
                                                      ----------
                  Net income                          $  150,831
                                                      ==========

At September 30, 2003, the Company's investment in Salinas Holdings, Inc., was as follows:

                  Description                 Amount
         ----------------------------        ---------
         Balance at December 31, 2002        $417,296
         Additional investment                160,000
         Withdrawal of capital               (400,000)
         Equity in earnings of
           unconsolidated subsidiary           50,227
                                             --------

         Balance at September 30, 2003       $227,523
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


Basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2003 and 2002 were determined as follows:


                                                  Three Months                  Nine Months
                                               ended September 30,           ended September 30,
Basic income (loss) per common share           2003           2002          2003           2002
------------------------------------      -------------    ----------   -------------   -----------
Net income (loss) attributable to
 common shareholders                      $    (302,720)   $  101,454   $    (379,900)   $  424,889
                                          =============    ==========   =============    ==========

Weighted average number of common
 shares outstanding                           2,131,894     2,073,239       2,098,833     2,072,539
                                          =============    ==========   =============    ==========

Basic income(loss)per common share        $        (.14)   $      .05   $        (.18)   $      .21
                                          =============    ==========   =============    ==========


Diluted income (loss) per common share:
---------------------------------------
 Net income (loss) attributable to
  common shareholders                     $    (302,720)   $  101,454   $    (379,900)   $  424,889
                                          =============    ==========   =============    ==========

 Weighted average number of common
  shares outstanding                          2,131,894     2,073,239       2,098,833     2,072,539
 Plus incremental shares from assumed
  exercise of stock options (1)                    --          36,480            --          49,900
                                          -------------    ----------   -------------    ----------
 Adjusted weighted average shares             2,131,894     2,109,719       2,098,833     2,122,439
                                          =============    ==========   =============    ==========

 Diluted income (loss)
  per common share                        $        (.14)   $      .05   $        (.18)   $      .20
                                          =============    ==========   =============    ==========

---------------------------------------------------------------------------------------------------

(1)For the three and nine month periods ended September 30,2003, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus no incremental shares were added to the weighted average number of common shares outstanding for the periods.




Note 8 - Segment Information
----------------------------

The Company reports its segment information pursuant to Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. SFAS 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

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

The Company's segment information for the three months ended September 30, 2003 and 2002, is as follows:

                                              Three Months ended September 30, 2003
                                  ------------------------------------------------------------
                                                   Lawn & Garden
                                       Plants         Products     Landscaping       Totals
                                  ------------------------------------------------------------
Revenues from external customers     $  648,302      $ 821,239      $ 403,232     $1,872,773

Intersegment revenues                    34,003          3,402           --           37,405

Interest income                           1,642           --             --            1,642

Interest expense                         22,320           --             --           22,320

Depreciation and amortization            29,957          4,780         20,724         55,461

Segment loss                             48,610         34,151        219,959        302,720






                                              Three Months ended September 30, 2002
                                  ------------------------------------------------------------
                                                   Lawn & Garden
                                       Plants         Products     Landscaping       Totals
                                  ------------------------------------------------------------

Revenues from external customers     $  994,580     $  727,456      $  588,906      $2,310,942

Intersegment revenues                    87,563          5,270            --            92,833

Interest income                           7,689           --              --             7,689

Interest expense                         15,569           --              --            15,569

Depreciation and amortization            64,568         12,690           9,993          87,251

Segment income (loss)                   160,462        (38,415)        (20,593)        101,454


The Company's segment  information as of and for the nine months ended September
30, 2003 and 2002, is as follows:

                                               Nine Months ended September 30, 2003
                                  ------------------------------------------------------------
                                                   Lawn & Garden
                                       Plants         Products     Landscaping       Totals
                                  ------------------------------------------------------------

Revenues from external customers     $2,848,304   $  2,582,614    $ 1,092,680     $6,523,598

Intersegment revenues                   134,492         12,913           --          147,405

Interest income                           7,357           --             --            7,357

Interest expense                         54,710           --             --           54,710

Depreciation and amortization           229,648         65,542         62,181        357,371

Segment loss                             36,728          7,986        335,186        379,900

Segment assets                        8,249,522      1,036,004        623,965      9,909,491

Expenditures for segment assets       1,202,086           --          154,675      1,356,761


                                               Nine Months ended September 30, 2002
                                  ------------------------------------------------------------
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


Note 9 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

a)       Non-Cash Investing Activities
         -----------------------------

         During the nine months ended September 30, 2003, the Company purchased various vehicles amounting to approximately $139,000 by assuming a related debt for approximately $110,000.

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

c)       Other Cash Flow Transactions
         ----------------------------

         Other cash flow transactions for the nine months ended September 30, 2003 and 2002, include interest payments amounting to approximately $50,000 and $41,000, respectively. There were no income tax payments for the nine months ended September 30, 2003 and 2002.

Note 10 - Major Customers
-------------------------

During the nine months ended September 30, 2003 and 2002, the Company's single largest customer accounted for approximately 39% ($2,546,000) and 28% ($2,022,000), respectively, of the Company's net sales. There were no other customers accounting for 10% or more of the Company's net sales.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
--------

Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") are in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and also provides landscaping design and installation services. In addition, the Company is acts as sales representative consumer goods brands in Puerto Rico. The Company's real estate development division is currently seeking the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

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

Margo Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its Vega Alta facility, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. Prior to July 1, 2003, the Barranquitas nursery farm (operating as Margo Flora) produced orchids, bromeliads, anthuriums, spathiphylum and pointsethias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003.

As bona fide agricultural enterprises, both Nursery Farms and Margo Flora enjoy a 90% tax exemption under Puerto Rico law from income derived from their nursery business in Puerto Rico.

Margo Landscaping & Design provides landscaping, maintenance and design services to customers in Puerto Rico and the Caribbean, including commercial as well as residential landscape design and landscaping.

Margo Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Colorite garden hoses, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, and DEROMA Italian terracotta pottery. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico.

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

Until June 30, 2003, the Company also operated a 13 acre nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacate the facility by June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm (refer to FUTURE OPERATIONS herein).

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. However, the Board of Directors continues to explore new business opportunities inside and outside of Puerto Rico.

On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms, entered into a joint venture to grow sod, palms and trees on a farm of approximately 254 acres located in the Municipality of Salinas, Puerto Rico, operated by Salinas Holdings, Inc. ("Salinas"). The farm is leased by Salinas Holdings, Inc. from an entity controlled by Mr. Alberto Rubi, for an initial 10-year term with renewal options for an additional 20-year period.

Salinas is a newly formed entity in which Nursery Farms owns one-third of the outstanding voting stock. The remaining two-thirds are owned in equal parts by Mr. Mark Greene, a former director of the Company, and by Mr. Alberto Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. During the month of September each shareholder received $400,000 as capital returns. As of September 30, 2003, the Company had invested $193,333, net of returns.

Salinas has entered into a five year management agreement with Nursery Farms (automatically renewable for an additional five year term unless otherwise elected by either party) whereby Nursery Farms will provide certain management services to the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms will receive a basic administrative fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. Commissions and fees earned for services provided to Salinas for the nine months ending September 30, 2003 totaled $95,000. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" (a "cuerda" equals approximately 0.97 of an acre) of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company's financial statements reflect the Company's proportionate share (33.33%) of the results of operations of Salinas.

In order to increase production capacity at its Vega Alta nursery and consolidate Barranquitas' production, the Company has recently completed the construction of a 112,000 square feet shadehouse and a new 124,000 square feet greenhouse. These structures are being constructed with fabricated steel, and include sophisticated irrigation systems. The Company is also constructing a new shipping/receiving area. Upon completion, the loading docks in the new shipping/receiving are will have a capacity to manage 14 trailer-containers at one time.

On August 5, 2003 the Company acquired the rights of a sole proprietorship doing business as Global Associates to represent various lines of consumer goods brands for $100,000 in cash and 10,000 shares of common stock in the Company. As part of the transaction, the Company contracted into a one year employment agreement with Tulio Figueroa, the former President of Global Associates; to serve as Senior Vice president of Margo Caribe, Inc

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has eight stores in Puerto Rico and plans to open a new store in St. Thomas, U.S. Virgin Islands, during the fourth quarter of 2003.

The Company also supplies live goods (plant material) and lawn and garden products to Costco Wholesale, which has three stores in Puerto Rico.

The Company continues to supply live goods as well as lawn and garden products to Wal*Mart International, which presently has eleven stores (including three "super centers") throughout Puerto Rico and plans to open one more super center during the fourth quarter of 2003. The Company also supplies plant material and lawn and garden products to six Sam's Club stores, a division of Wal*Mart International.

The Company also supplies Kmart Corporation in Puerto Rico. Kmart has 24 stores in Puerto Rico and four stores in the U.S. Virgin Islands. Kmart promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

During December 2000, the Company purchased approximately 109 acres of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes at this project. However, the Company cannot give any assurance as to how long it will take to obtain the necessary permits to develop the project or whether said permits will in fact be obtained.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2003 AND 2002
-------------

For a discussion regarding Margo Caribe Inc.'s critical accounting policies, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", under Item 7 of Margo Caribe, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

NET INCOME/LOSS
---------------

During the nine months ended September 30, 2003, the Company had a net loss of approximately $380,000, or $(.18) per share (diluted), compared to a net income of approximately $425,000 for the same period in 2002, or $.20 per share (diluted). For the quarter ended September 30, 2003, the Company had a net loss of approximately $303,000 or $(.14) per share (diluted), compared to net income of approximately $101,000 or $.05 per share (diluted) for the same period in 2002.

The net loss for the nine months and the quarter ended September 30, 2003, when compared to the same periods in 2002 is principally due to a decrease in income from operations, offset in part, by an increase in other income. The decrease in income from operations for the period mainly resulted from losses incurred in the landscaping segment. The landscaping segment operational loss was $335,000 for the period ended September 30, 2003 compared to net income of $107,000 for the period ended September 30, 2002. The loss from the landscaping segment is due to a decrease in revenues (and related gross profit) and an increase in bad debt expense of approximately $100,000. Gross revenues from landscaping services were approximately $1,093,000 for the nine months ended September 30, 2003 compared to $1,912,000 for the same period in 2002. Also, the decrease in income from operations for the nine months ended September 30, 2003 reflects approximately $143,000 of costs associated with closing the Barranquitas nursery operation and the associated consolidation of the Company's nursery facilities at its Vega Alta facility.

The increase in other income for the nine months ended September 30, 2003 is principally due to the collection of $25,000 from a note receivable, which had been written down in prior years and, the commissions and equity in earnings from an unconsolidated subsidiary (Salinas Holdings) in the amount of $127,000.

Sales
-----

The Company's consolidated net sales for the nine months ended September 30, 2003 were approximately $6,524,000, compared to $7,120,000 for the same period in 2002, representing an overall decrease of approximately 8%. The Company's consolidated net sales for the quarter ended September 30, 2003 were approximately $1,873,000, compared to $2,311,000 for the same period in 2002, representing an overall decrease of approximately 19%.

The decrease in sales for the period ended September 30, 2003 was principally the result of a reduction in sales of landscaping services of 43% resulting from a decrease in large landscaping projects. Landscaping sales for the nine months ended September 30, 2002 were favorably impacted by three major projects aggregating $619,000. On the other hand, the sales of plant material for the nine months ended September 30, 2003 reflect a slight increase of $14,000 compared to the nine months ended September 30, 2002.

The 19% decrease in consolidated net sales for the quarter ended September 30, 2003 was due to a decrease in revenues of approximately 32% and 34% from landscaping segment and nursery segment, respectively. This decrease in sales is associated with the slow development of new residential and commercial real estate projects in Puerto Rico during this period. Although there was an overall decrease in plant material sales, sales of plant material to major chain stores remained strong.

Gross Profits
-------------

The Company's consolidated gross profit for the nine months ended September 30, 2003 was approximately 34%, compared to 41% for the same period in 2002. Consolidated gross profit for the third quarter of 2003 was approximately 33%, compared to 44% for the same period in 2002.

The decrease in gross profit for the nine months ended September 30, 2003 and for the third quarter of 2003 when compared to the same periods in 2002 was the result of a decrease in gross profit from revenues of the landscaping segment. As of September 30, 2003, the gross profit for the landscaping segment was 18% compared to 37% as of September 30, 2002. For the third quarter of 2003, the gross profit for the landscaping segment was 24% compared to 38% for the third quarter of the prior year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $2,621,000 and $2,498,000 for the nine months ended September 30, 2003 and 2002, respectively. This represents a 5% increase in dollar terms and a 5% increase as a percentage of sales. SG&A for the third quarter of 2003 were approximately $977,000 compared to $911,000 for the same period in 2002. This represented an 7% increase in dollar terms and a 13% increase as a percentage of sales.

The increase in SG&A in dollars term for the nine months ended September 30, 2003 and for the quarter ended September 30, 2003, when compared to the same periods in 2002, is principally due to an increase in the bad debt expense account for the landscaping segment of approximately $100,000.

The increase in SG&A as a percentage of sales for the nine months ended September 30, 2003 and for the quarter ended September 30, 2003 was also impacted by the decrease in net sales.

Costs Related to Consolidating Nursery Facilities
-------------------------------------------------

Until June 30, 2003, the Company also operated a 13 acre nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacated the facility by June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm.

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities in its Vega Alta nursery operation amounted to approximately $143,000 during the nine month ending September 30, 2003.

Other Income and Expenses
-------------------------

Interest income and expense for the nine months and the quarter ended September 30, 2003 reflects an increase of $154,000 and $58,000 comparable to those of 2002.

Other income for the nine months ended September 30, 2003 also includes several income sources not present in 2002. Among these were the following:

1) Gain of $25,000 from the collection of a note receivable previously written down in prior years. This represents the remaining portion of a note partially collected in the fourth quarter of 2002 (refer to Note 5 in the Notes to the Company's Consolidated Financial Statements for the year ended December 31,
2002).


2) Equity in earnings of unconsolidated subsidiary of approximately $50,000 and related commissions of $77,000. The $50,000 represents the Company's 33.33% equity interest in Salinas Holdings Inc.'s net income for the nine months ended September 30, 2003. The commissions of $77,000 represents the Company's commissions for the nine months then ended under the terms of the agreement with Salinas Holdings, Inc.

FINANCIAL CONDITION
-------------------

The Company's financial condition as of September 30, 2003 remains comparable with that of December 31, 2002. The Company's current ratio changed to 1.8 to 1 on September 30, 2003, compared to 2.3 to 1 on December 31, 2002. The .50 decrease in the current ratio is principally due to cash outflows used in investing activities and to the increase in short-term borrowings under the credit facility.

On September 30, 2003, the Company had cash of approximately $861,000, compared to cash of $1,418,000 on December 31, 2002. The decrease in cash on September 30, 2003 is principally due to cash outflows used in investing activities, which were primarily related to capital improvements made at the Vega Alta facility.

On August 5, 2003, the Company acquired the rights to act as a local sales representative from a local representative, Global Associates,for $100,000.

Shareholders' equity on September 30, 2003 decreased due to the net loss for the nine month period then ended, partially offset by the conversion of stock options. No dividends were declared during the nine months ended September 30, 2003.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flow from operations as well as borrowings under short-term credit facilities with a local commercial bank. As of November 7, 2003, the Company had available a short-term credit facility of $2.5 million, of which approximately $327,000 was available as of such date. This credit facility is secured by the Company's trade accounts receivables and inventories.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable.



ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

Disclosure Control and Procedures
---------------------------------

As of September 30, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). were effective.

Internal Control over Financial Reporting
-----------------------------------------

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION
         -----------------

On August 29, 2003, the Company dismissed Mr. Fernando Rodriguez as President and Chief Operating Officer of Margo. The Company does not anticipate replacing Mr. Rodriguez in the immediate future. Instead, Mr. Michael J. Spector, the Chairman of the Board and Chief Executive Officer of the Company will retain the title of President and assume the duties of that office.

On November 13, 2003, the Board of Directors of Margo appointed Mr. Juan B. Medina as the new Chief Financial Officer and Leida Rivera as the new Controller of the Company. Mr. Medina and Ms. Rivera commenced working with the Company on September 2, 2003 and October 16, 2003, respectively. Mr. Medina has more than 17 years of professional experience and previously worked as Executive Vice President, Chief Financial Officer, member of the Board of Directors and various committees delegated by the Board with PRAICO Life, a locally based life insurance company. Ms. Rivera has more than 10 years of professional experience and was previously employed as audit manager with Ernst & Young,LLP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

               Exhibit 10 (a) Employment Agreement, dated as of August 4, 2003, between the Company and Tulio Figueroa.

               Exhibit 31 (a) CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act.

               Exhibit 31 (b) CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act.

               Exhibit 32 (a) CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act.

               Exhibit 32 (b) CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act.


         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARGO CARIBE, INC.




Date:  November 14, 2003               By: /s/ Michael J. Spector
       -----------------               ----------------------------
                                       Michael J. Spector,
                                       Chairman of the Board and
                                       Chief Executive Officer




Date:  November 14, 2003               By: /s/ Juan B. Medina
       -----------------               -----------------------
                                       Juan B. Medina,
                                       Chief Financial Officer