Form 10-K
period 2003-12-31
MARGO CARIBE INC
filed 2004-03-30
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

                                    Yes   No  X
                                       ---    ---

As of June 30, 2003, the aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant was $4,048,703 based on the last sales price of $7.21 per share on the NASDAQ Stock Market on June 30, 2003.

The registrant had 2,184,039 shares of common stock, $.001 par value, outstanding as of March 1, 2004.

                               MARGO CARIBE, INC.

                         2003 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I
------

ITEM 1         BUSINESS.....................................................  3
ITEM 2         PROPERTIES................................................... 10
ITEM 3         LEGAL PROCEEDINGS ........................................... 11
ITEM 4         SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY SHAREHOLDERS .................................... 11

PART II
-------

ITEM 5         MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER
               OF EQUITY SECURITIES ........................................ 12
ITEM 6          SELECTED FINANCIAL DATA..................................... 13
ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION ...........................15
ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ................................................. 24
ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................25
ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE....................... 25
ITEM 9A        CONTROLS AND PROCEDURES...................................... 25

PART III
--------

ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........... 26
ITEM 11        EXECUTIVE COMPENSATION ...................................... 29
ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................... 31
ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 33
ITEM 14        PRINCIPAL ACCOUNTANTS AND FEES............................... 34

PART IV
-------

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K...................................................35

                                     PART I
ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS
--------------------------

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "believes", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

GENERAL
-------

Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") are in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and also provides landscaping design and installation services. In addition, beginning in 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico and Mexico. The Company's real estate development division is currently seeking the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Compan's operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Margo Flora, Inc., Garrochales Construction and Development Corporation and Margo Development Corporation, all Puerto Rico corporations.

Margo Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its nursery facility located in Vega Alta , Puerto Rico, Margo Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the

Caribbean. Prior to July 1, 2003, the Company operated an additional nursery farm in Barranquitas, Puerto Rico that produced orchids, bromeliads, anthuriums, spathiphylum and pointsethias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003 (refer to FUTURE OPERATIONS, also refer to ITEM 2. PROPERTIES).

As a bona fide agricultural enterprise, Margo Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Margo Landscaping & Design provides landscaping, maintenance and design services to customers in Puerto Rico.

Margo Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, DEROMA Italian terracotta pottery and North American Outdoor Products. Garden Products also markets and merchandises Ortho and Round-up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico and the United States Virgin Islands.

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

Margo Development Corporation and Garrochales Construction and Development Corporation were created for the development of residential projects in Puerto Rico. Currently, Garrochales Construction is requesting approval of a permit for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico"). These operations are conducted at a 92 "cuerdas" (a "cuerda" equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

Until June 30, 2003, the Company also operated a 13 "cuerdas" nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacate the facility by June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm (refer to FUTURE OPERATIONS, also refer to ITEM 2. PROPERTIES).

Production
----------

Using cuttings, plugs, liners, seedlings, air layers, seeds and tissue cultures propagates the Company's plants. Cuttings are obtained from the Company's own stock plants and from other nurseries for grow-out at the Company's facilities. The newly planted cuttings take from two months to five years to mature into finished products, depending on the variety. Bedding plants and annuals take from six to ten weeks to mature.

The Company's products are either field grown or container grown, depending on the variety of plants and where they are grown. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Company produces field and container-grown material, as well as flowering, bedding plants and hanging baskets.

Marketing
---------

The Company's marketing efforts are primarily directed at customers throughout Puerto Rico and the Caribbean.

The  principal  customers of the Company are  wholesalers,  mass  merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company's landscaping division targets construction and government projects that require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services, which complement the sales function. For large retailers in Puerto Rico (such as The Home Depot, Wal*Mart Stores, Sam's Club, Kmart and Costco Wholesale), the Company develops promotional programs that include deliveries to customer outlets and special pricing based on volume.

During 2003, the Company's single largest customer (The Home Depot) accounted for approximately 41% of the Company's net sales. During 2002 The Home Depot accounted for approximately 30% of the Company's net sales. During 2001, the Company's two largest customers accounted for approximately 35% of the Company's net sales. The Company's largest customer (The Home Depot) accounted for 24% in 2001 and the second largest customer (Wal*Mart Stores) accounted for 11% in 2001 of the Company's net sales.

The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

Financial Information Relating to Industry Segments
---------------------------------------------------

The Company has three reportable segments identified by line of business: the production and marketing of tropical and flowering plants, the sale of related lawn and garden products and the provision of landscaping services. The lawn and garden products segment also includes sales commissions for consumer goods not related to lawn and garden products. The following table sets forth sales for industry segments for the years ended December 31, 2003, 2002 and 2001. The information is provided after the elimination of intercompany transactions.

                                      2003         2002             2001
                                      ----         ----             ----
                                             (Amounts in 000's)
                                             ------------------

          Plants                     $3,739       $4,325          $3,786
          Lawn and garden products    3,279        2,884           2,845
          Landscaping                 1,415        2,542           2,554
                                     ------       ------          ------
                                     $8,433       $9,751          $9,185
                                     ======       ======          =======

Certain financial information concerning industry segments is set forth in Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 20 to the Company s Consolidated Financial Statements included as Item 8 to this Annual Report on Form 10-K.

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

Employees
---------

At December 31, 2003, the Company had 154 full time employees, of which 132 were directly involved in nursery production, distribution of lawn and garden products and landscaping activities, and 22 were involved in sales, accounting and administration. None of the Company's employees are represented by a union.

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

The Company's operations are subject to the Fair Labor Standards Act, which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company's personnel are paid at or just above the federal minimum wage level and, accordingly, changes in such minimum wage rate have an adverse effect on the Company's labor costs.

Natural Hazards
---------------

The Company's operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. In recent years, the Company had been unable to obtain crop and business interruption insurance coverage. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverage during the past five years, and no assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future.

The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company's newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. The Company's nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather sensitive plants.

JOINT VENTURE IN SALINAS HOLDINGS, INC.
---------------------------------------

On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms, entered into a joint venture to grow sod, palms and trees on a farm of approximately 262 "cuerdas" located in the Municipality of Salinas, Puerto Rico, operated by Salinas Holdings, Inc. ("Salinas"). The farm is leased by Salinas Holdings, Inc. from Criadores de Salinas, S.E., an entity controlled by Mr. Luis
A. Rubi, for an initial 10-year term with renewal options for an additional 20-year period.

Salinas is a newly formed entity in which Nursery Farms owns one-third of the outstanding voting stock. The remaining two-thirds are owned in equal parts by Mr. Mark H. Greene, a former director of the Company, and by Mr. Luis A. Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. As of December 31, 2003, the Company had invested $193,333, net of capital returns of $400,000.

Salinas has entered into a five-year management agreement with Nursery Farms (automatically renewable for an additional five year term unless otherwise elected by either party) whereby Nursery Farms will provide certain management services to the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms will receive a basic administration fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. Commissions and fees earned for services provided to Salinas for the year ending December 31, 2003 totaled $140,921. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company's financial statements reflect the Company's proportionate share (33.33%) of the results of operations of Salinas. Salinas net income for the year ended December 31, 2003 was $227,366.

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

In order to increase production capacity at its Vega Alta nursery and consolidate Barranquitas' production, the Company has recently completed the construction of an 112,000 square feet shade house and a new 124,000 square feet greenhouse. These structures are being constructed with fabricated steel, and include sophisticated irrigation systems (refer to ITEM 2. PROPERTIES). The Company is also constructing a new shipping/receiving area. Upon completion, the loading docks in the new shipping/receiving are will have a capacity to manage 14 trailer-containers at one time.

On August 5, 2003, the Company acquired the rights of a sole proprietorship doing business as Global Associates that represented various lines of consumer goods brands for $100,000 in cash. As part of the transaction, the Company entered into a one-year employment agreement with Tulio Figueroa, the former President of Global Associates, to serve as Senior Vice President of Marketing and Sales of Margo Caribe, Inc. and granted Mr. Figueroa 10,000 restricted shares of common stock under the Margo Caribe, Inc. 2003 Restricted Stock Plan.

The Company is a supplier of plants and lawn and garden products for The Home Depot Puerto Rico and United States Virgin Islands ("Home Depot"), the largest mainland retailer of lawn and garden products according to Nursery Retailer magazine. Home Depot currently has eight stores in Puerto Rico and one store in St. Thomas, U.S. Virgin Islands.

The Company also supplies live goods (plant material) and lawn and garden products to COSTCO Wholesale, which has three stores in Puerto Rico.

The Company continues to supply live goods as well as lawn and garden products to Wal*Mart International, which presently has eleven stores (including three "super centers") throughout Puerto Rico. The Company also supplies plant material and lawn and garden products to six Sam's Club stores, a division of Wal*Mart International.

The Company also supplies Kmart Corporation in Puerto Rico. Kmart has 24 stores in Puerto Rico and four stores in the U.S. Virgin Islands. Kmart promotes its garden centers' sales with the Company's plant material as well as with lawn and garden products.

During December 2000, the Company purchased approximately 117 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes at this project. However, the Company cannot give any assurance as to how long it will take to obtain the necessary permits to develop the project or whether said permits will in fact be obtained (refer to ITEM 2. PROPERTIES).

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

ITEM 2.  PROPERTIES

During 2003, the Company conducted its operations from nursery facilities located in Vega Alta, Puerto Rico.

Vega Alta Nursery Facility
--------------------------

The Company leases a 92 "cuerdas" nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This facility includes the Company's corporate offices, approximately 1,366,000 square feet of shade houses, propagation and mist facilities, and a 10,000 square foot warehouse for the Company's lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas, as well as one residence for a field supervisor.

The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are executive officers and principal shareholders of the Company, pursuant to a lease agreement dated as of January 1, 2004. The lease has an original five year term and an option to renew for additional five year term. Under the lease, the Company is required to pay a rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. During the renewal period, the rent will be adjusted to reflect the increase in the Wholesale Price Index from the original lease term. The lease also contains an option, which permits the Company to purchase the property at its appraised value at any time during the term of the lease if both Mr. and Mrs. Spector become deceased. In consideration of the option, the Company must pay an additional $1,000 per month.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

During the years ended December 31, 2003 and 2002, total lease payments to the Spectors under the prior lease amounted to approximately $288,000, each year (not including the monthly payments for the option referred to above).

Barranquitas Nursery Facility
-----------------------------

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 "cuerdas" nursery facility located in the town of Barranquitas, Puerto Rico. The lease had an initial term of five years and with renewal options for two additional five-year terms at the Company's option. For the years ended December 31, 2003 and 2002, total lease payments amounted to $36,000 and $72,000, respectively.

Effective December 23, 2002, the lessor and the Company entered into an agreement to terminate the lease agreement and return the facility on or before

June 30, 2003. On July 1, 2003 the Company consolidated the operations conducted at the Barranquitas nursery facility with its Vega Alta nursery facility. The Company considers that the Vega Alta facility is generally in good condition, is well maintained and is generally suitable and adequate to carry on the Company's business.

Land held for Future Development
--------------------------------

On December 13, 2000, the Company purchased approximately 64 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is continuing in the process of obtaining the required development permits. No assurance can be given how long it will take to obtain the necessary permits or whether said permits will in fact be obtained.

ITEM 3.  LEGAL PROCEEDINGS

On October 20, 2003, Mr. Fernando Rodriguez, the former President and Chief Operating Officer of the Company, brought a civil action in the U.S. District Court of Puerto Rico against the Company. The complaint was amended in October 20, 2003, to include Michael J. Spector, the Chief Executive Officer of the Company as a defendant.

The amended complaint states two basic causes of action (1) an alleged Cobra violation in connection with the dismissal of Mr. Rodriguez from the Company and
(2) an alleged federal securities law violation in connection with the exercise of employee stock options by Mr. Rodriguez. The Company has filed a motion to dismiss both causes of action and believes that it has meritorious defenses to each.

The Company is also a party to a number of legal proceedings in the ordinary course of its business, none of which, in the opinion of management, will have a material adverse effect on the Company's Financial Condition or Results of Operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

On January 17, 2004, shareholders owning more than a majority of the outstanding shares of common stock executed written consents to remove Mr. J. Fernando Rodriguez as a director of the Company.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 2003 and 2002. The last reported sales price for the Common Stock on March 2, 2004 was $5.00 per share. Common stock prices have been adjusted to give retroactive effect to the 10% stock dividend declared on the Company's common stock effective June 28, 2002.

                             2003                      2002
                      --------------------     ----------------------
  Quarter:               High      Low             High        Low
  --------               ----      ---             ----        ---

  First                  $7.50     $3.04           $4.32       $2.78
  Second                 $7.70     $4.98           $3.74       $2.73
  Third                 $10.00     $5.85           $3.30       $2.71
  Fourth                 $7.50     $7.00           $4.45       $3.00

There were approximately 55 holders of record of the common stock as of March 1, 2004. This amount includes custodians, brokers and other institutions that hold the common stock as nominees for an undetermined number of beneficial owners. As of March 1, 2004, the Company had 2,184,039 shares of common stock outstanding.

The Company did not pay any cash dividends on its common stock during 2003 or 2002. However, effective June 28, 2002, the Company issued a 10% stock dividend to shareholders of record as of June 14, 2002. This resulted in the issuance of 188,367 additional shares of common stock. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

The Company did not purchase any of its equity securities during the fourth quarter of 2003.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data for Margo Caribe, Inc. on a historical basis, for each of the five years ended December 31, 2003. The selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Consolidated Financial Statements. Per share information has been retroactively adjusted to reflect a 10% stock dividend effective June 28, 2002.


                                               MARGO CARIBE, INC. AND SUBSIDIARIES
                                               -----------------------------------

                                                     Selected Financial Data

                                                                                   Years Ended December 31,
                                                     ----------------------------------------------------------------------------
Earnings Statement Data:                                  2003           2002            2001            2000             1999
                                                          ----           ----            ----            ----             ----

   Net sales                                         $ 8,433,185    $ 9,751,294     $ 9,184,621      $ 8,302,810     $ 6,201,233

   Gross profit                                        2,377,951      3,875,882       3,389,274        2,134,463       2,230,111

   Selling, general and administrative expenses        3,821,819      3,477,923       3,021,016        2,583,012       2,395,350

   Costs related to consolidating nursery facilities     253,738            -               -                -                -

   (Loss) income from operations                      (1,697,606)       397,959         368,258         (448,549)       (165,239)

   Net (loss) income                                  (1,491,867)       852,345         338,443       (1,022,733)       (127,867)

   Basic (loss) income per common share                   ($0.71)         $0.41           $0.16           ($0.49)         ($0.06)

   Diluted (loss) income per common share                 ($0.71)         $0.40           $0.16           ($0.49)         ($0.06)

   Weighted average number of common shares
        outstanding and common share equivalents       2,111,499      2,114,245       2,104,385        2,069,584       2,062,854

Balance Sheet Data:
   Working capital                                   $ 1,589,228    $ 3,958,112     $ 3,348,454      $ 2,290,314     $ 4,306,446

   Total assets                                        9,158,982      9,796,206       9,009,021        9,375,396       8,916,981

   Long-term debt (excluding current portion)            187,073        244,425         307,528          239,482         338,597

   Shareholders' equity                                5,113,152      6,446,389       5,579,581        5,238,888       6,241,776




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

Revenue Recognition
-------------------

The Company recognizes sales of plants and lawn and garden products upon acknowledgment receipt of merchandise by the customers. Revenues from sales of landscaping services are recognized as plants are installed at the customers' facilities. Revenues from garden maintenance contracts are recognized when the maintenance is provided.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. In addition, the Company evaluates the prior years' experience of the allowance as a whole.

Capitalization of Inventory Costs
---------------------------------

Direct and indirect costs that are capitalized, as part of inventory of plant material which management estimates cannot be recovered from future sales of plant inventory are charged to cost of sales. Management's determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgement with respect to the future marketability of the inventory.

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

OVERVIEW
--------

For the year ended December 31, 2003, the Company incurred a net loss of approximately $1,492,000, compared to a net income of $852,000 and $338,000 in 2002 and 2001, respectively. These amounts represent a diluted (loss) income per common share of ($0.71), $0.40 and $0.16 for 2003, 2002 and 2001, respectively. The net loss for the year ended December 31, 2003, is principally due to losses in the plants and landscaping segments.

The plants segment loss was $714,000 for the year ended December 31, 2003, compared to an income of $686,000 for the year ended December 31, 2002. The loss from the plants segment for the year ended December 31, 2003, is mainly attributable to an increase of $234,000 in the write-off of slow-moving inventory, and a charge of $191,000 for damaged inventory (refer to SIGNIFICANT FOURTH QUARTER ADJUSTMENTS). The loss from the plants segment for the year ended December 31, 2003, also reflects a decrease in sales and related gross profit. Total sales from the plants segment decreased by approximately $587,000, or 14% compared to the year ended December 31, 2002. Finally, the loss from the plants segment for the year ended December 31, 2003, also reflects approximately $254,000 of costs associated with the closing of the Barranquitas nursery operation, as well as those associated with consolidation of the Company's nursery operations at its Vega Alta facility. Offsetting the loss of the plants segment for the year ended December 31, 2003, was the collection of $25,000 from a note receivable, which had been written down in prior years, and the commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) in the amount of $193,000.

The landscaping segment's loss was $535,000 for the year ended December 31, 2003 compared to an income of $160,000 for the year ended December 31, 2002. The loss from the landscaping segment is due to a decrease in revenues and related gross profit. Also, there was a bad debt expense of approximately $177,000 for the year ended December 31, 2003, compared to a bad debt expense of approximately $45,000 for the year ended December 31, 2002. Gross revenues from landscaping services were approximately $1,415,000 for the year ended December 31, 2003, compared to $2,542,000 for 2002. Landscaping sales for the year ended December 31, 2002, were favorably impacted by three major projects aggregating $619,000. These decreases in sales are associated with the slow development of new residential and commercial real estate projects in Puerto Rico during 2003.

The Company's increase in net income for the year ended December 31, 2002, when compared to 2001, was due to a substantial increase in other income of approximately $473,000, principally from a gain upon the collection of a

$405,000 note receivable previously written down to $20,000. Income from operations for the year ended December 31, 2002 was comparable to that of 2001.

The Company's increase in net income for the year ended December 31, 2001, when compared to 2000, was due to increases in sales and higher gross profits, which were offset, in part, by an increase in selling, general and administrative expenses.

RESULTS OF OPERATIONS
---------------------

Sales
-----

The Company's consolidated net sales for the year ended December 31, 2003 were approximately $8,433,000, compared to $9,751,000 for the year 2002, representing an overall decrease of approximately 14%. The Company's consolidated sales for the year ended December 31, 2001 were approximately $9,185,000.

The decrease in sales for the year ended December 31, 2003, was principally the result of a reduction in sales of nursery plants of $587,000 or 14%, and a reduction in sales of landscaping services of $1,127,000 or 44%, resulting from a decrease in the number of large landscaping projects. Landscaping sales for the year ended December 31, 2002, were favorably impacted by three major projects aggregating $619,000. This decrease in landscaping sales is associated with the slow development of new residential and commercial real estate projects in Puerto Rico during 2003. Although there was an overall decrease in plant material sales, sales of plant material to major chain stores remained strong. Total sales to major chain stores for the year ended December 31, 2003, were $4,934,000, compared to $ $4,712,000 for the year ended December 31, 2002.

Consolidated net sales for the year ended December 31, 2002 were approximately $9,751,000 representing an increase of 6% over sales of $9,185,000 in 2001. This increase in sales was principally due to a 14% increase in sales of plant material ($539,000). Sales of lawn and garden products increased by 1% and sales of landscaping services decreased by 0.5%. Increase in sales of plant material was principally due to increased sales to major chain stores as well as local landscapers. Sales of lawn and garden products as well as landscaping services remained comparable with sales for 2001. During 2002, approximately $525,000 (21%) of landscaping service revenues was provided to an entity controlled by the Company's major shareholder, compared to $279,000 (11%) for 2001. All such services were provided by the Company on an arms-length basis on terms no less favorable to the Company than those offered to unaffiliated third parties.

Gross Profits
-------------

The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales. Years ended December 31

                                                         2003     2002    2001
                                                        ------   ------  ------
Net sales                                               100.0%    100.0%  100.0%
Cost of sales                                            71.8      60.3    63.1
                                                        ------   ------  ------
Gross profit                                             28.2      39.7    36.9
Selling, general and administrative expenses             45.3      35.7    32.9
Costs related to consolidating nursery facilities         3.0         -       -
                                                        ------   ------  ------
(Loss) income from operations                           (20.1)      4.0     4.0
Interest expense, net                                     (.7)      (.4)    (.5)
Other income (expenses),  net                             3.2       5.0      .3
                                                         ------   ------  ------
(Loss) income before income deferred income tax credit  (17.6)      8.6     3.8
Deferred income tax credit                                  -        .1      -
                                                         ------   ------  ------
Net (loss) income                                       (17.6)      8.7      3.8
                                                         ------   ------  ------

The table above reflects that consolidated gross profits as a percentage of net sales were approximately 28%, 40%, and 37%, for the years ended December 31, 2003, 2002 and 2001, respectively.

The decrease in gross profit for the year ended December 31, 2003 when compared to year 2002 was the result of a decrease in gross profit of the plants and landscaping segments. For the year ended, December 31, 2003, the gross profit for the plants segment was 19% compared to 35% for the year ended December 31, 2002. For the year ended December 31, 2003, the gross profit for the landscaping segment was 15% compared to 38% for the year ended December 31, 2002. Due to the slow development of new residential and commercial real estate projects in Puerto Rico during 2003, the Company reduced its labor costs through reduction in head count by approximately 10% during the year 2003.

The Company's consolidated gross profit for the year ended December 31, 2002 was 40%, compared to 37% in 2001, representing an overall increase of 3%. This increase in gross profit was principally due to an increase in gross profit from sales of landscaping services of 7% (38% in 2002 and 31% in 2001). This increase was due to increased performance in project management during 2002. Gross profit from sales of lawn and garden products increased by 3% (44% in 2002 and 41% in 2001). This increase was principally due to improved efficiency in the production of the Company's Rain Forest line of soil and aggregates. Gross profit from sales of plant material remained comparable at 38% in 2002 and 2001.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $3,822,000 and $3,478,000 for the year ended December 31, 2003 and 2002, respectively. This represents a 10% increase in dollar terms and a 10% increase as a percentage of sales.

The increase in SG&A in dollar terms for the year ended December 31, 2003, when compared to the year 2002, is principally due to the bad debt expense of approximately $201,000 for the year ended December 31, 2003, compared to a bad debt expense of approximately $121,000 for the year ended December 31, 2002. Also, an increase in professional services of $89,000 mainly due to the contracting of business consulting services for $42,000 and an increase of approximately $47,000 in legal expenses related to corporate and labor issues.

The increase in SG&A as a percentage of sales for the year ended December 31, 2003 was also adversely impacted by the decrease in net sales.

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

Costs Related to Consolidating Nursery Facilities
-------------------------------------------------

Until June 30, 2003, the Company also operated a 13 acre nursery farm in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacated the facility by June 30, 2003. As a result, the Company has consolidated the operations previously conducted at the Barranquitas facility operation into its Vega Alta nursery farm.

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities in its Vega Alta nursery operation amounted to approximately $254,000 for the year ended December 31, 2003 (refer to SIGNIFICANT FOURTH QUARTER ADJUSTMENTS).

Other Income and Expense
------------------------

Interest income for the year ended December 31, 2003, decreased by $6,000 when compared with 2002. Decrease in interest income is mainly due to a decrease in the interest rates available in the investment market coupled with a decrease in the volume of invested funds.

Interest expense for the year ended December 31, 2003, increased by $15,000 when compared with 2002. Increase is related to the increase in the short-term borrowings used for the Company's operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

Other income for the year ended December 31, 2003 includes several income sources not present in 2002. Among these were the following:

     1) Gain of $25,000 from the collection of a note receivable previously written down in prior years. This represents the remaining portion of a note partially collected in the fourth quarter of 2002 (refer to Note 6 in the Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2003).

     2) Equity in earnings of unconsolidated subsidiary of approximately $76,000 and related commissions of $117,000. The $76,000 represents the Company's 33.33% equity interest in Salinas Holdings Inc.'s net income for the year ended December 31, 2003. The commission of $117,000 represents the commissions payable by Salinas Holdings, Inc. to the Company for acting as its sales agent. (refer to ITEM I. Joint Venture in Salinas Holdings, Inc.)

Interest income for the year ended December 31, 2002 decreased when compared to that of 2001 due to a reduction of funds invested as well as lower yields obtained during 2002.

Interest expense for the year ended December 31, 2002 decreased principally from lower interest rates experienced during 2002. Such increase is mainly due to the interest incurred for the utilization of the Company's line of credit.

Other income for the year ended December 31, 2002, includes a gain from the sale of an investment of approximately $71,000. This investment had been previously included as other assets in the Company's balance sheet at a cost of approximately $41,000.

Also, included as other income for the year ended December 31, 2002 is a gain of $405,000 from the collection of a note receivable, which had been previously written down to a carrying value of $20,000 (refer to Note 6 in the accompanying Notes to Consolidated Financial Statements for the year ended December 31,
2003).

Other income for the year ended December 31, 2002 also includes a "Participation in loss of unconsolidated subsidiary" of $16,000. This represents the Company's 33.33% share in the loss of Salinas Holdings, Inc. for the period from November 1, 2002 (commencement of operations) through December 31, 2002. As stated under "ITEM I. Joint Venture in Salinas Holdings, Inc.", during 2002, the Company made an investment in Salinas Holdings, Inc. This investment was accounted for under the equity method for investments in common stock. Accordingly, the Company includes as other income (expense) its proportionate share of the results of operations of Salinas Holdings, Inc.

FINANCIAL CONDITION
-------------------

The Company's current ratio decreased to 1.42 to 1 on December 31, 2003 compared to 2.3 to 1 on December 31, 2002. The decrease in the current ratio is principally due to cash outflows used in investing activities and to the increase in short-term borrowings under the credit facility used to finance current operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

On December 31, 2003, the Company had cash of approximately $447,000, compared to cash of $1,418,000 on December 31, 2002. The decrease in cash on December 31, 2003 is principally due to cash outflows used for operational purposes and in investing activities, which were primarily related to capital improvements made at the Vega Alta facility and the purchase of the rights to act as local sales representative for $100,000 from Global Associates.

Shareholders' equity on December 31, 2003 decreased due to the net loss for the year then ended, partially offset by the proceeds from the exercise of stock options. During the year ended December 31, 2003, the Company issued 61,600 shares of common stock in connection with the exercise of stock options. In addition, the Company issued 17,500 restricted shares of common stock and recorded the related deferred stock compensation, the net effect of which decreased shareholders' equity. No dividends were declared during the year ended December 31, 2003.

CURRENT LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flow from operations as well as borrowings under short-term credit facilities with a local commercial bank. As of December 31, 2003, the Company had available a short-term credit facility of $2.5 million, of which approximately $156,500 was available as of such date. This credit facility is secured by the Company's trade accounts receivable and inventories.

During the fourth quarter of 2003, the Company implemented a cost containment program designed to reduce the expenses. As part of this program, the Company reduced its labor costs through reduction in head count by approximately 10% during 2003. The results of the cost containment program should be reflected during the year 2004. The Company is also exploring other alternatives to increase its liquidity, including but not limited to, (1) an increase in its short-term credit facilities and (2) the sale of preferred stock to a limited number of investors in a private placement transaction.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
--------------------------------------------------------------------

The following represents the contractual obligations summarized by type of obligation and payment due date as of December 31, 2003.

     o    Long-Term Debt
          --------------

          At December 31, 2003 and 2002, long-term debt comprised the following:

         Description                               2003               2002
-------------------------------------              ----               ----
Five-year term loans, bearing interest
  at 2% over Libor rate (3.14%-5.00% at
  December 31, 2003), payable in monthly
  installments of $12,488, through
  December 2008                                   $330,251            $383,392


Less current portion                             143,178              138,967
                                                --------             --------

Long-term debt                                   $187,073            $244,425
                                                =========            =========


Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The aggregate maturities of long-term debt are as follows:

                            Less than 1 year            $143,178
                            1 to 3 years                 159,613
                            3 to 5 years                  27,460
                                                        --------
                                                        $330,251
                                                        =========

The Company's debt agreements contain various covenants, which among other things require the Company to meet certain debt to asset ratios and a minimum working capital. At December 31, 2003 and 2002, the Company was in compliance with the related debt covenants.

     o    Lease and Option Agreements
          ---------------------------

The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are executive officers and principal shareholders of the Company, pursuant to a lease agreement dated as of January 1, 2004. The lease has an original five-year term and an option to renew for additional five-year term. Under the lease, the Company is required to pay a rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. During the renewal period, the rent will be adjusted to reflect the increase in the Wholesale Price Index from the original lease term. The lease also contains an option, which permits the Company to purchase the property at its appraised value at any time during the term of the lease if both Mr. and Mrs. Spector become deceased. In consideration of the option, the Company must pay an additional $1,000 per month.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

The Company's obligations under the above agreement in force at December 31, 2003, are as follows:

                Less than 1 year                $ 300,000
                1 to 3 years                      900,000
                                                ---------
                                              $ 1,200,000
                                                =========

Obligations Under Guarantees
----------------------------

Since September 22, 2003, the Company is guarantor for a loan in the amount of $1,300,000 made by Salinas Holdings, Inc., an unconsolidated subsidiary. The guaranty is continuous and limited covering all outstanding principal and accrued interest, pro-rata to the Company's 33.33% ownership participation. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interests. The interest rate is calculated based on the 90 days LIBOR rate fluctuating every 90 days, plus 1.5% over such rate.

As of December 31, 2003, the maximum potential amount of future payments that the Company could be required to make under the guarantee, net of interests, is as follows:

                Less than 1 year                $144,430
                1 to 3 years                     252,752
                                                --------
                                                $397,182
                                                =========

INFLATION
---------

The primary inflationary factors, which may affect the Company's results of operations and financial condition, are the costs of labor and production materials such as soil, pots, chemicals, fertilizer, plant cuttings and shipping costs. During the last three years, the impact of inflation on the results of operations and financial condition of the Company has been minimal due to the stability of wage rates and the availability of production materials from a wide variety of sources.

The Company does not anticipate that inflation will have a significant effect on its future earnings or financial condition because increases caused by inflation are ordinarily recovered through increases in prices.

RISK MANAGEMENT
---------------

The Company's operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. For the past several years, the Company has been unable to obtain crop and business interruption insurance coverage. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverage during the past five years and no assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future.

The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company's newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. The Company's Vega Alta nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

Accounts receivable are due from customers resident in Puerto Rico. Monitoring the operations and financial strength of the Company's customers mitigates concentration of credit risk with respect to accounts receivable. Certain short-term certificates of deposit are placed with local financial institutions. Depositing the funds with high credit quality financial institutions and limiting the amount of credit exposure in any financial institution mitigate such credit risk.


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

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors, nominee for director and executive officers of the Company as of March 1, 2004. The background and experience of these persons are summarized in the paragraphs following the table.

Name (Age at March 1, 2004)                  Positions with the Company
---------------------------                  --------------------------

Michael J. Spector (57)        Chairman of the Board, President, Chief Executive
                               Officer and Director

Margaret D. Spector (52)       Secretary

Jairo Estrada (56)             Director

Blas R. Ferraiuoli (59)        Director

Michael A. Rubin (61)          Director

Ramon L. Dominguez (50)        Director

Juan B. Medina (44)            Senior Vice President and Chief Financial Officer

Tulio Figueroa (53)            Senior Vice President - Marketing and Sales

Rene Llerandi (44)             Vice President - Sales

Leida Rivera (33)              Comptroller

Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector, the Secretary of the Company, devote their full time to the operations of the Company.

Background of Officers and Directors
------------------------------------

Set forth below is a summary of the background of each person who was an officer or director and nominee of the Company as of March 1, 2004.

MR. SPECTOR currently serves as the Chairman of the Board, President and Chief Executive Officer of the Company. He has held the Chairman of the Board position and Chief Executive Officer position since the organization of the Company in 1981. His wife, Margaret D. Spector, is Secretary of the Company.

MRS. SPECTOR currently serves as the Secretary of the Company. She has held this position since the organization of the Company in 1981.

MR. FERRAIUOLI was elected a director of the Company in 1988 and continues to hold that position. Mr. Ferraiuoli practices civil, corporate and administrative law in his own law firm since June 1994.

MR. ESTRADA was elected a director of the Company in 2003. Mr. Estrada has served as the Chairman of the Board of N.S.C. of Puerto Rico, a manufacturing company serving the pharmaceutical industry since 1999. From December 1985 to August 1996, Mr. Estrada was the Chairman of the Board and Chief Executive Officer of Garden Way Incorporated. Prior to joining Garden Way, in 1972 Mr. Estrada was a Senior Consultant with KPMG Peat Marwick in Albany, New York, the Caribbean Islands and South America. Mr. Estrada is a member of the Board of Directors of Flow Management Technologies, Inc. (a health company), World Wide Education Services (not for profit educational entity) and Velcero, Inc. (an internet service solution provider). He is also a member of the Advisory Board of the American College of the Immaculate Conception of Leuven, Belgium; and the Board of Directors of Telefonos Publicos de Puerto Rico, and MBTI of Puerto Rico.

MR. RUBIN was elected a director of the Company in 1995 and continues to hold that position. Mr. Rubin is an attorney engaged in private practice. He has been a partner in the law firm of Michael A. Rubin, P.A., Coral Gables, Florida, for more than the past five years. Mr. Rubin is also a Director of The Herzfeld Caribbean Basin Fund, Inc.

MR. DOMINGUEZ was elected as a director of the Company on October 26, 2001. Mr. Dominguez has served as the President of San Juan Holdings, Inc. (investment banking) since February 1998 and as the President of RD Capital, Inc. (broker-dealer) since July 1994.

MR. MEDINA currently serves as the Senior Vice President and Chief Financial Officer of the Company. He has held this position since he joined the Company on September 2, 2003. From January 1983 to July 1986, Mr. Medina worked as an auditor for KPMG Peat Marwick in San Juan, Puerto Rico. From July 1986 to May 2003 worked for MAPFRE/PRAICO Life, a Puerto Rico based life insurance Company with Parent Company in Madrid, Spain. Positions held during this period were Vice President of Finance from 1986 to 1992; Vice President Operations & Finance, Treasurer from 1992 to 1997; Executive Vice President, Chief Financial Officer, member of the Board of Directors and various committees delegated by the Board from 1997 to 2003.

MR. FIGUEROA currently serves as the Senior Vice President of Marketing and Sales of the Company. He has held this position since he joined the Company on August 4, 2003. Former President of Global Associates, Inc., from February 1995 to August 2003; and former Regional Vice President of Latin America for Rubbermaid, Inc. from June 1988 to January 1995.

MR. LLERANDI currently serves as Vice President of Sales. He has held this position since August 2003. He formerly serves as Vice President of Marketing. He joined the Company in 1988 as Sales Manager for Puerto Rico.

MRS. RIVERA currently serves as the Comptroller of the Company. She has held this position since she joined the Company on October 16, 2003. Mrs. Rivera has more than 10 years of professional experience and was previously employed for more than five years prior to joining the Company as audit manager with Ernst & Young LLP.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange
Commission (the "SEC") and the National Association of Securities Dealers. Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 2003. Based solely on its review of the copies of the report received by it, the Company believes that all such filing requirements were satisfied except that Michael J. Spector filed two late reports related to the purchase of 1,100 shares, Rene Llerandi filed three later reports related to the sale of 1,400 shares and the exercise of options to purchase 1,100 shares and Jairo Estrada filed late his initial report upon becoming a director.

Code of Ethics
--------------

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees of the Company and designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 and certain rule changes adopted by the Securities and Exchange Commission and the NASDAQ Stock Market. A copy of the Code of Business Conduct and Ethics is filed as an Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table sets forth information regarding compensation of the Company's President and Chief Executive Officer during each of the three years ended December 31, 2003, 2002 and 2001. No other executive officer of the Company earned more than $100,000 during 2003, 2002 or 2001. The amount (and related exercise price) of option grants shown in the table has been adjusted for the 10% stock dividend effective June 28, 2002.


                               Annual Compensation
                          ----------------------------

                                                      Number of
                                                        Stock
  Name of Individual and                               Options   Other Annual
 Position with the Company          Salary     Bonus   Granted   Compensation (1)
 ------------------------           ------     -----  ---------  ----------------

Michael J. Spector,Chairman, 2003   $130,000    $ -          -        $8,000
 President, Chief Executive  2002   $115,000  $11,000  2,750(2)       $8,000
 Officer and Director        2001   $102,000  $11,000  2,750(2)       $8,000

(1)  Represents  matching  contribution  under  the  Company's  Salary  Deferral
Retirement Plan.
(2) Represents 2,750 options granted to his spouse, Margaret D. Spector for each of 2001, 2002 and 2003. Mr. Spector may be deemed to beneficially own the options granted to Mrs. Spector.


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

As provided under the Company's 1998 Stock Option Plan ("the 1998 Plan") adopted on April 23, 1998, any non-employee director of the Company who is in office on the first business day following any annual meeting of shareholders shall automatically receive on such date an option to acquire 2,750 shares of Common Stock at the market price on such date.

During 2003, Messrs. Ferraiuoli, Rubin, Dominguez and Estrada, each received options to acquire 2,750 shares of Common Stock at an exercise price of $7.25 expiring on May 23, 2013, in accordance with the 1998 Plan.

Grant of Stock Options
----------------------

During 2003, the Company did not grant any stock options to its officers.

Stock Options  Exercised  During 2003 and,  Stock Options Values at December 31,
2003
--------------------------------------------------------------------------------

None of the executive officers of the Company named in the Cash Compensation Table exercised any stock options during 2003.

The following table sets information on outstanding options and restricted shares held by the Company's executive officer listed in the Cash Compensation Table and their values at December 31, 2003. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 31, 2003, the last day the common stock traded during 2003.



                                                          Number of Shares                Value of Unexercised
                                                             Underlying                       In-The-Money
                                                         Unexercised Options                    Options
                                                             at 12/31/03                   At 12/31/03 (1)(2)
                                                    -----------------------------   ------------------------------
                             Shares
                            Acquired       Value
          Name             On Exercise    Realized  Exercisable     Unexercisable   Exercisable      Unexercisable
          ----             -----------    --------  -----------     -------------   -----------      ------------
 Michael J. Spector(1)          -             -        27,500           5,500      $116,435(1&2)      $21,863(1&2)

(1)  Represents  stock options.  Includes  22,000 options held by Margaret D. Spector,  the wife of Michael J.
     Spector.
(2)  Based on the last sales price of $7.10 per share on December  31, 2003,  and an exercise  price of $3.13,
     $1.50, $2.50, $1.75, $3.75 and $3.50 for 22,000,  19,250,  2,750, 2,200 ,1,650, 1,100 and 550 exercisable options,  respectively,  and an exercise price of $2.50, $1.75, $3.75 and $3.50 for 550, 1,100, 1,650 and
     2,200 of unexercisable options, respectively.

The Company did not re-price any options during 2003.

Employment Agreements
---------------------

The Company has entered into an employment agreement with Mr. Tulio Figueroa, Senior Vice President-Marketing and Sales. Under the Agreement, Mr. Figueroa is entitled to an annual salary of $108,000 for one-year term ending August 3, 2004. He also received 10,000 restricted shares of common stock in connection with the execution of his agreement. Refer to Exhibit 10(a), Employment Agreement, dated as of August 4, 2003, between the Company and Mr. Tulio Figueroa.

Salary Deferral Retirement Plan
-------------------------------

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees of Margo Caribe, Inc. who are at least 21 years of age and is effective from the date of employment. Under the terms of the retirement plan; the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the year ended December 31, 2003, the Company paid approximately $57,000 representing the matching contributions under the retirement plan for all participants.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of March 1, 2004, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) each nominee for director; (c) all executive officers, directors and nominees of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                     Security Ownership as of March 1, 2004
                     --------------------------------------


            Name                       Amount Beneficially    Percent of
  (Position with the Company)              Owned(1) (5)        Class(1)
  --------------------------           ------------------     ----------

Michael J. Spector                        1,466,999 (2)         66.3%
(Executive Officer and Director)

Margaret D. Spector                       1,466,999 (2)         66.3%
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico  00646
(Secretary)

J. Morton Davis                             207,643 (3)          9.5%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, New York 1005
(Five Percent Shareholder)

Jairo Estrada (Director)                          -                 -

Blas R. Ferraiuoli (Director)                41,250              1.9%

Michael A. Rubin (Director)                  35,900              1.6%

Ramon Dominguez (Director)                   11,650               (4)


All  Executive  Officers and              1,583,799  (1)        70.8%
Directors  as a Group
(10 persons)

--------------------
(1) For each person or group, the amount shown as beneficially owned includes the number of shares of common stock the named person (s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 1 , 2004, as shown below:
        -    Michael J. Spector and Margaret D. Spector           27,500 shares
        -    Blas Ferraiuoli                                      11,000 shares
        -    Michael A. Rubin                                     11,000 shares
        -    Ramon Dominguez                                       1,650 shares
        -    All Executive Officers and Directors, as a group     54,450 shares
     Percent of class does not include shares of common stock issuable upon exercise of stock options held by other persons.
(2) Includes 1,099,173 shares held directly by Mr. Spector, 334,326 shares held by Mrs. Spector and 36,100 held jointly. Also includes stock options to acquire 16,500 and 11,000 shares held by Mr. Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 21,780 shares owned directly by J. Morton Davis and 174,513 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer, which in turn is controlled by J. Morton Davis and of 11,350 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G, as amended on February 5, 2004, filed with the Securities and Exchange Commission.
(4)  Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease and Option to Purchase Main Nursery Farm
----------------------------------------------

Effective January 1, 2004, the Company and the Spectors entered into a new lease agreement with respect to the main Puerto Rico nursery farm. The lease has an initial term of five years renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent is set at $24,000 per month. During the renewal term, the rent increases to the greater of
(x) $24,000 per month or (y) the original $24,000 per month adjusted on the basis of the increase in the Wholesale Price Index ("WPI") published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 2003 to the WPI in effect on January 1, 2008. Additionally, the Company was required to pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option that permits the Company to purchase the property at its appraised value in the event of the death of both Mr. and Mrs. Spector. In consideration of the option, the Company is required to pay the Spectors an additional $1,000 per month. The independent directors approved the new lease agreement.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

Landscaping Services Provided by the Company to Estancias de Cerro Mar, Inc.
----------------------------------------------------------------------------

During 2003 and 2002, the Company provided landscaping and landscape maintenance services to Estancias de Cerro Mar, Inc., an entity controlled by the Spectors, and charged approximately $417,000 and $525,000, respectively, for these services. The Company believes that the prices and other terms granted to the Spectors were at least as favorable to the Company as those charged to unrelated entities.

Obligations Under Guarantees
----------------------------

Since September 22, 2003, the Company is guarantor for a loan in the amount of $1,300,000 made to Salinas Holdings, Inc., an unconsolidated subsidiary. The guaranty is continuous and several, limited to 33.33% of all outstanding principal and accrued interest on the loan, which is equal to the Company's pro-rata ownership participation in Salinas Holdings. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interests. The interest rate is calculated based on the 90 days LIBOR rate fluctuating every 90 days, plus 1.5% over such rate. As of December 31, 2003, the maximum potential amount of future payments that the Company could be required to make under the guarantee is approximately $397,000, plus accrued interest.

Certain Other Relationships
---------------------------

During 2003, Blas Ferraiuoli, a director of the Company, received legal fees from the purchasers of homes in the Estancias de Cerro Mar, Inc. development controlled by the Spectors

During 2002, the Company engaged Blas Ferraiuoli and Michael A. Rubin, each a director of the Company, to render legal services on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTANTS AND FEES

Deloitte & Touche LLP has served as the Company's independent public accountants since 1997. Services provided to the Company and its subsidiaries by Deloitte & Touche LLP in fiscal 2003 included the audit of the Company's consolidated financial statements, limited reviews of quarterly reports, services related to filings with the SEC and consultations on various accounting matters.

The Audit Committee reviewed all non-audit services rendered by Deloitte & Touche LLP to the Company and concluded that the provision of such services was compatible with the maintenance of Deloitte & Touche's independence in the conduct of its auditing functions.

The aggregate fees billed for professional services by Deloitte & Touche LLP in 2003 and 2002 for these various services provided to the Company were:

         Type of Fees                  2003           2002
  -------------------------       -----------   ------------
        Audit Fees                   $71,260       $72,525
        Audit-Related Fees             3,800             -
        Tax Fees                           -        26,150
        All Other Fees                     -             -
                                   ----------    -----------
        Total                        $75,060       $98,675

In the above table, in accordance with new SEC definitions and rules, "audit fees" are fees the Company paid Deloitte & Touche LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and review of financial statements included in the Company's Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, accounting consultations and Sarbanes-Oxley, Section 404, consultations; "tax fees" are fees for tax compliance, tax advice and assistance with tax audits; and "all other fees" are fees billed by Deloitte & Touche LLP to the Company for any services not included in the first three categories of which there were none during 2003 and 2002.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.

     (1)  Financial Statements.

          The information called for by this subsection of Item 15 is set forth in the Financial Statements and Independent Auditors' Report, beginning on page F-2 of this Form 10-K. The index to Financial Statements is set forth on page F-1 of this Form 10-K.

     (2)  Financial Statement Schedules.

          Schedule II - Valuation and Qualifying Accounts is included on page F-33 of this Form 10-K. All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits.

   Exhibit
   Number                             Description
   ------                             -----------

 (a)(1) and        Financial Statements and Financial Statement Schedules.
   (a)(2)          -------------------------------------------------------

                   The information called for by this section of Item 15 is set
                   forth  in  the Financial  Statements   and   Auditor's Report
                   beginning on page F-2 of this Form 10-K. The index to Financial Statements and Schedules is set forth on page F-1 of this Form 10-K.

   (a)(3) Exhibits. The Exhibits set forth in the following Index of the Exhibits are filed as a part of this report:

   (2)(a) Agreement and Plan of Merger dated November 17, 1997 between Margo Nursery Farms, Inc. and Margo Transition Corp., (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 31,1997).

   (2)(b) Articles of Merger of Marg o Nursery Farms, Inc. into Margo Transition Corp., dated December 15, 1997, (incorporated by reference to Exhibit 2(a) to the Company's Form 8-K dated December 31, 1997).

   (2)(c) Certificate of Merger of Margo Nursery Farms, Inc., into Margo Transition Corp., dated December 15, 1997, (incorporated by eference to Exhibit 2(b) to the Company's Form 8-K dated December 31, 1997).

   (3)(a)          Certificate  of    Incorporation  as    currently  in  effect
                   (incorporated by reference to same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

   (3)(b) Certificate of Amendment dated May 29, 1998 to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K dated June 1, 1998)

   (3)(c) By-Laws as of January 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   (4)(a) Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 of Form S-8 RegisStatement (No. 333-59619)

   (4)(b)          1998  Stock  Option   Agreement  (Incorporated  by  reference
                   to   Exhibit  No. 4.2 of  Form S-8   Registration   Statement
                   (No. 333-59619).

   (4)(c)          Form of Stock Option  Agreement  (Incorporated  by  reference
                   to  Exhibit  No.  4.3  of Form  S-8  Registration   Statement
                   (No. 333-59619).

   (4)(d)          2003  Restricted   Stock  Plan  (Filed  as  Exhibit A  to the
                   Company's proxy statement dated May 7, 2003;

   (4)(e)          Form of Restricted Stock Award (Filed herewith)

   (10)            (a) Material  contracts  incorporated  by reference from the
                       Company's Annual  Report  on Form  10-K for the yearended
                        December 31, 1992 filed April 15, 1993:

                       (i) Lease Agreement dated January 1, 1993 between the Company and the Spectors.

                    (b) Material Contracts incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997:

                        (i) Lease and Purchase Agreement, dated October 31,1996
                            among Cali Orchids, Inc. and the Company.

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

                        (v) Stock  Option  Agreement, dated July 9,  1993,  with
                            Frederick D. Moss.

                       (vi) Stock  Option  Agreement, dated July 9,  1993,  with
                            Margaret D. Spector.

                      (vii) Stock Option  Agreement,  dated  July  9, 1993, with
                            Blas R. Ferraiuoli.

                     (viii) Stock Option  Agreement,  dated August 9, 1996, with
                            Margaret D. Spector.

                    (c) Material contract incorporated by reference from the Company's Annual Report on Report on Form 10-K for the year ended December 31, 2001.

                       (i)  Master Promissory  Note  for   $2.5   million  with
                            Scotiabank of Puerto Rico dated January 25, 2002.

                    (d) Material Contract incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 2002

                        (i)  Management  Agreement,  dated   October  14,  2002,
                             between Salinas Holdings, Inc. and Margo Nursery Farms, Inc.

                    (e) Material Contract incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 2003

                         (i) Employment  Agreement,   dated   August   4, 2003,
                             between the Company and Mr. Tulio Figueroa.

                    (f)  Material Agreements filed with this Form 10-K

                         (i) Asset  Purchase  and Sale  Agreement  dated  as of
                             August 4, 2003, between Margo Garden Products, Inc. and Tulio Figueroa d/b/a/ Global Associates.

                        (ii) Lease   Agreement,  dated  as  of  January 1, 2004,
                             between the Company and Michael J. Spector and Margaret Spector.

(14)                Code of Business Conduct and Ethics. (Filed herewith)

(21) List of Registrant's Subsidiaries (incorporated by reference to same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(23)                Consent of Deloitte & Touche LLP. (Filed herewith)

(31)(i) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31)(ii) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32)(i) CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32)(ii) CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted to the Sarbanes-Oxley Act of 2002.
                    (Filed herewith)

(b)                 Reports on Form 8-K.
                    --------------------

                    (i) Report on Form 8-K, dated November 14, 2003, reporting under Item 12, the unaudited results for the third quarter and nine months ended September 30, 2003.

                    (ii) Report on Form 8-K, dated January 7, 2004, reporting under Item 5 the removal of J. Fernando Rodriguez as a director of the Company.

                    (iii) Report on Form 8-K, dated October 14, 2002, reporting under Item 5, the entering into the Salinas Holding, Inc. joint venture.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 2004               By:   /s/ Michael J. Spector, President
                                           ---------------------------------
                                               Michael J. Spector, Chairman
                                               of the Board, President and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated:  March 30, 2004               By:   /s/ Michael J. Spector
                                           ----------------------------------
                                               Michael J. Spector, Chairman
                                               of the Board, President and Chief
                                               Executive Officer


Dated:  March 30, 2004                     ----------------------------------
                                               Jairo Estrada, Director

Dated:  March 30, 2004               By:    /s/ Blas  R. Ferraiuoli
                                            ----------------------------------
                                                Blas R. Ferraiuoli, Director

Dated:  March 30, 2004               By:    /s/ Michael A. Rubin
                                            ----------------------------------
                                                Michael A. Rubin, Director

Dated:  March 30, 2004               By:    /s/ Ramon Dominguez
                                            ----------------------------------
                                                Ramon Dominguez, Director

Dated:  March 30, 2004               By:    /s/ Juan B. Medina
                                            ----------------------------------
                                                Juan B. Medina,
                                                Senior Vice President,
                                                Chief Financial Officer

Dated:  March 30, 2004               By:    /s/ Leida Rivera
                                            ----------------------------------
                                                Leida Rivera,
                                                Comptroller

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                      For the year ended December 31, 2003

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                      For the year ended December 31, 2003

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

     Consolidated Statements of Operations                           F-4

     Consolidated Statements of Shareholders' Equity                 F-5

     Consolidated Statements of Cash Flows                           F-6

     Notes to Consolidated Financial Statements                      F-7

Schedules
---------

Schedule II - Valuation and Qualifying Accounts                      F-34


     All other schedules have been omitted since the required information is not required or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index as
Schedule II for each of the three years in the period ended December 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 17, 2004


Stamp No. 1939111
affixed to original.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                     ASSETS
                                     ------

                                                       2003                2002
                                                    ----------        ---------
Current Assets:
  Cash and equivalents                                $446,891       $1,417,879
  Accounts receivable, net                           1,225,039        1,818,076
  Inventories                                        3,192,357        3,378,779
  Due from related entity                              170,800           51,026
  Deferred tax asset                                    11,400           11,400
  Prepaid expenses and other current assets            334,685          312,106
                                                    ----------        ---------
     Total current assets                            5,381,172        6,989,266

  Property and equipment, net                        2,292,511        1,249,889
  Land held for future development                   1,105,627        1,105,627
  Investment in unconsolidated subsidiary              253,159          417,296
  Notes receivable                                      22,164           28,112
  Distribution rights                                  100,000                -
  Other assets                                           4,349            6,016
                                                    ----------       ----------
     Total assets                                   $9,158,982       $9,796,206
                                                    ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                   $143,178         $138,967
  Notes payable                                      2,685,359        1,730,500
  Accounts payable                                     735,203          829,382
  Accrued expenses                                     228,204          332,305
                                                    ----------        ---------
     Total current liabilities                       3,791,944        3,031,154
Other liabilities                                       66,813           74,238
Long-term debt, net of current portion                 187,073          244,425
                                                    ----------        ---------
     Total liabilities                               4,045,830        3,349,817
                                                    ----------        ---------


Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                     -                 -
  Common stock, $.001 par value; 10,000,000
    shares authorized, 2,198,709 and 2,119,609
    shares issued, 2,158,989 and 2,079,889
    shares outstanding in 2003 and 2002,
    respectively                                         2,199            2,120
  Additional paid-in capital                         5,523,781        5,241,136
  Retained earnings (deficit)                        (192,446)        1,299,421
  Deferred stock compensation                        (124,094)                -
  Treasury stock, 39,800 common shares, at cost       (96,288)          (96,288)
                                                    ----------        ---------
     Total shareholders' equity                      5,113,152        6,446,389
                                                    ----------        ---------

     Total liabilities and shareholders' equity     $9,158,982       $9,796,206
                                                    ==========       ==========

See accompanying notes to consolidated financial statements.


                                 MARGO CARIBE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended December 31, 2003, 2002, 2001


                                                        2003                 2002                2001
                                                    -----------          -----------         -----------

Net sales                                            $8,433,185            $9,751,294         $9,184,621
Cost of sales                                         6,055,234             5,875,412          5,795,347
                                                   -----------          -----------          -----------
   Gross profit                                       2,377,951             3,875,882          3,389,274

Selling, general and administrative
 expenses                                             3,821,819             3,477,923          3,021,016
Costs related to consolidating nursery
 facilities                                            253,738                     -                   -
                                                   -----------          ------------          ----------

   Loss (income) from operations                    (1,697,606)              397,959            368,258
                                                   -----------          ------------          ----------
Other income (expense):
   Interest income                                        9,848                15,695             69,327
   Interest expense                                    (72,941)              (58,194)          (122,984)
   Gain on collection of note receivable
     previously written down                             25,000               405,000                  -

   Gain on sale of investment                                 -                71,462                  -
   Participation in income (loss) of
    unconsolidated subsidiary                            75,863              (16,037)                  -

   Commissions income from unconsolidated
    subsidiary                                          116,921                 6,481                  -
   Other income                                          51,048                18,579             23,842
                                                    -----------          ------------        -----------

     Total other income (expense)                       205,739              442,986            (29,815)
                                                    -----------          ------------        -----------
(Loss) income before deferred income tax
 benefit                                            (1,491,867)               840,945            338,443
Deferred income tax benefit                                   -                11,400                  -
                                                    -----------          ------------        -----------
Net (loss) income                                  ($1,491,867)             $ 852,345          $ 338,443
                                                    ===========          ============        ===========
Basic (loss) income per common share                    ($0.71)                   .41                .16
                                                    ===========          ============        ===========
Diluted (loss) income per common share                  ($0.71)                $  .40             $  .16
                                                    ===========          ============        ===========

See accompanying notes to consolidated financial statements.



                                            MARGO CARIBE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        Years Ended December 31, 2003, 2002 and 2001



                                 Outstanding
                                   Common     Common    Additional     Deferred         Retained
                                   Stock      Stock      Paid-in         Stock          (Deficit)      Treasury
                                   Shares     Amount     Capital      Compensation       Earnings        Stock            Total
                                 -----------  -------   ----------    ------------      ---------      ---------       ----------

Balance at December 31, 2000     1,882,322   $1,922    $4,657,544      $      -          $675,710       ($96,288)      $5,238,888
Issuance of common stock
  from exercise of stock
  options                            1,500        2         2,248             -                 -              -            2,250
Net income                               -        -             -             -           338,443              -          338,443
                                 -----------  -------   ----------    ------------      ---------      ---------       ----------
Balance at December 31, 2001
                                 1,883,822    1,924     4,659,792             -         1,014,153        (96,288)       5,579,581
Issuance of common stock
  from 10% stock dividend          188,367      188       566,843             -          (567,077)             -              (46)
Issuance of common stoc
  from exercise of stock
  options                            7,700        8        14,501             -                 -              -           14,509
Net income                               -        -            -              -           852,345              -          852,345
                                 -----------  -------   ----------    ------------      ---------      ---------       ----------
Balance at December 31, 2002
                                 2,079,889    2,120     5,241,136             -         1,299,421        (96,288)       6,446,389
Issuance of common stock
  from exercise of stock
  options                           61,600       62       155,787             -                 -              -          155,849
Issuance of common stock
  under restricted stock            17,500       17       126,858      (126,875)                -              -                -
  plan
Restricted stock amortized
  to operations                         -         -            -          2,781                 -              -            2,781
Net loss                                -         -            -               -       (1,491,867)             -       (1,491,867)
                                -----------  -------   ----------    ------------      ----------     ----------      ------------
Balance at December 31, 2003     2,158,989   $2,199    $5,523,781     ($124,094)        ($192,446)      ($96,288)      $5,113,152
                                ===========  =======   ==========    ============      ==========     =========       ============

See accompanying notes to consolidated financial statements.



                                  MARGO CARIBE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31, 2003, 2002 and 2001


                                                            2003              2002               2001
                                                            ----              ----               ----

Cash flows from operating activities:
Net income (loss)                                       $(1,491,867)       $ 852,345          $ 338,443
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                           404,898          411,600            497,051
    Provision for bad debts                                 200,727          120,929             71,000
    Gain on collection of note receivable                   (25,000)        (405,000)                 -
    Deferred revenue                                              -           74,238                  -
    Deferred stock compensation                               2,781                -                  -
    Deferred tax benefit                                          -          (11,400)                 -
    Participation in (profit)/loss-unconsolidated
     Subsidiary
                                                            (75,863)          16,037                  -
    Gain on sale of investment                                    -          (71,462)                 -
    Loss (gain) on disposition of equipment                  64,852           (6,287)             4,367
  Changes in assets and liabilities affecting cash
    Flows from operating activities:
     Decrease (increase) in:
      Accounts receivable                                   392,310         (140,754)          (618,545)
      Inventories                                           186,422          131,602           (340,307)
      Due from related entity                              (119,774)         (51,026)                 -
      Prepaid expenses and other current assets             (22,579)         (15,624)            12,017
      Distribution rights                                  (100,000)               -                  -
      Other assets                                            1,667           (3,082)            23,994
     Increase (decrease) in:
      Accounts payable                                      (94,179)         (38,689)          (226,119)
      Accrued expenses                                     (104,101)         138,011             (4,850)
      Other liabilities                                      (7,425)               -                  -
                                                        ------------      ----------          ----------
Net cash provided by (used in) operating activities        (787,131)       1,001,438           (242,949)
                                                       ------------       ----------          ----------
Cash flows from investing activities:
   Purchases of property and equipment                   (1,512,372)        (181,688)          (238,949)
   Proceeds from sale of investment                               -          112,924                  -
   Investment in land held for future development                 -          (52,221)           (64,921)
   Decrease (increase) in notes receivable                    5,948           (5,948)           (18,193)
   Investment in unconsolidated subsidiary                 (160,000)        (433,333)                 -
   Investment distribution from unconsolidated
     subsidiary                                             400,000                -                  -
   Collection from shareholder                                    -                -            349,480
   Proceeds from collection of notes receivable              25,000          451,331             10,452
                                                       ------------       ----------          ----------
Net cash provided by (used in) investing activities      (1,241,424)        (108,935)            37,869
                                                       ------------       ----------          ----------
Cash flows from financing activities:
   Increase in notes payable                                954,859          533,333            200,000
   Repayment of notes payable                                     -         (733,333)          (225,000)
   Cash payment in lieu of issuing fractional
     shares in stock dividend                                     -              (46)                 -
   Issuance of common stock from exercis
     of stock options                                       155,849           14,509              2,250
   Proceeds from long-term debt                             109,720                -            222,051
   Repayments of long-term debt                            (162,861)        (128,008)          (128,361)
Net cash provided by (used in) financing activities       1,057,567         (313,545)            70,940
                                                       ------------       ----------          ----------
Net increase (decrease) in cash and equivalents            (970,988)         578,958           (134,140)
Cash and equivalents at beginning of year                $1,417,879          838,921            973,061
                                                       ------------       ----------          ----------
Cash and equivalents at end of year                        $446,891       $1,417,879           $838,921
                                                       ============       ==========          ==========

See accompanying notes to consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001

Note 1 - Business and Summary of Significant Accounting Policies
----------------------------------------------------------------

Margo Caribe, Inc. and subsidiaries (all Commonwealth of Puerto Rico corporations and collectively, the "Company") are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, wholesalers and retailers. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media, sales and distribution of lawn and garden products, acting as sales agent for consumer related products and provides landscaping design installation and maintenance services. The Company is also engaged in seeking real estate sites for the development of residential housing projects.

The Company's nursery facility is located in Vega Alta, Puerto Rico. From this facility, the Company sells principally to customers in Puerto Rico and the Caribbean.

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

(b) Cash Equivalents
    ----------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents. At December 31, 2003 and 2002, cash and equivalents include $500,000 invested in a certificate of deposit bearing interest at 1.35% and 1.7%, respectively, which has been pledged as collateral for notes payable (refer to Note 10).

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

(e) Revenue Recognition
    -------------------

The  Company  recognizes  sales of  foliage  and lawn and garden  products  upon acknowledgement receipt of merchandise by the customer. Revenues from landscaping services are recognized as plants are installed at the customers' facilities. Revenues from garden maintenance contracts are recognized when the maintenance is incurred.

(f) Recent Accounting Developments
    ------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived  Assets  to  Be  Disposed  Of",  and  the  accounting  and  reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." Implementation of SFAS No. 144 did not have a
significant  effect  on  the  Company's   financial   condition  or  results  of
operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 did not have a significant effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a significant effect on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder's intangible assets. SFAS No. 147 was effective for acquisitions or impairment measurement of such intangibles effective on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has decided to continue using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

In November 2002, the FASB issued FASB Interpretation No.45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions did not have a significant effect on the Company's financial condition and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if these occur, receive a majority of the entity's expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). The Company must apply FIN 46R as of the first interim or annual period ending after March 15, 2004. FIN 46R is not expected to have a significant effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Company's financial position or results of operations. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it became effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of financial condition. Certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatorily redeemable financial instruments outstanding. Implementation of SFAS No. 150 did not have a significant effect on the Company's financial position or results of operations.

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

On May 14, 2002, the Company's Board of Directors declared a 10% stock dividend on the Company's common stock. The stock dividend was issued on June 28, 2002, to shareholders of record on June 14, 2002. The stock dividend resulted in the issuance of 188,367 additional shares of common stock. Accordingly, the weighted average number of common shares outstanding (and stock options) for the periods prior to December 31, 2002 has been adjusted to reflect the effect of the stock dividend as of the beginning of the earliest period presented.

(i) Fair Value of Financial Instruments
    -----------------------------------

The amounts included in the consolidated financial statements for cash and equivalents, short term investments, accounts receivable, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 6 and 11.

(j) Accounting for Stock-Based Compensation Plans
    ---------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. Accordingly, no compensation expense has been recognized for options granted under the 1998 Plan and the 1988 Plan. However, SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information. Had compensation expense been determined based upon the fair value at the grant date for awards under any plan consistent with SFAS No. 123, the Company's net income (loss) and net income
(loss) per share, on a pro forma basis, would have been as follows:

                                        Year ended December 31,
                                    -----------------------------
                                    2003        2002         2001
                                    ----        ---          ----

Net (loss) income
 as reported                    $(1,491,867)  $852,345     $338,443
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                         (43,258)   (36,463)     (34,527)
                                ------------  ---------    ---------
Pro forma net (loss)
 income                         $(1,535,125)  $815,882     $303,916
                                ===========   ========     =========

Earnings per share:
 Basic - as reported                  $(.71)     $0.41        $0.16
                                      =====      =====        =====
 Basic - pro forma                    $(.73)     $0.39        $0.15
                                      =====      =====        =====
 Diluted - as reported                $(.71)     $0.40        $0.16
                                      =====      =====        =====
 Diluted - pro forma                  $(.73)     $0.39        $0.14
                                      =====      =====        =====

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

Direct and indirect costs that are capitalized, as part of inventory of plant material which management estimates cannot be recovered from future sales of plant inventory are charged to cost of sales. Management's determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgement with respect to the future marketability of the inventory.

The Company has a deferred tax asset (refer to Note 12) of $946,798, which is partially offset by a valuation allowance of $935,398. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

(l) Investment in Unconsolidated Subsidiary
    ---------------------------------------

Investment in unconsolidated subsidiary is accounted for by using the equity method of accounting for investments, under which the Company's share of earnings of the subsidiary is reflected in income as earned, and distributions are credited against the investment in subsidiary when received.

(m) Impairment of Long-Lived Assets
    -------------------------------

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review.

Note 2 - Stock Based Compensation and Salary Deferral Plans
-----------------------------------------------------------

(a) Stock Based Compensation Plans
    ------------------------------

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

During the year ended December 31, 2003, the Company granted 17,500 shares of restricted stock at a market value of $7.25 per share under the Margo Caribe, Inc. 2003 Restricted Stock Plan to members of senior management. The shares of restricted stock shall vest ratably over a five-year period. The shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares was established by the market price on the date of grant. Deferred stock compensation was charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders' equity and is being amortized ratably over the vesting period. During the year ended December 31, 2003, the Company recognized $2,781 in selling, general and administrative expenses related to the grants. The unamortized portion remaining in shareholders' equity at December 31, 2003 was $124,094

Effective April 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") to replace the Company's 1988 Stock Benefits Plan (the "1988 Plan"). Outstanding options granted under the previous plan, including all related obligations and commitments, will continue to be honored by the Company.

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

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 2001, 2002 and 2003, and changes during the years ended on those dates, are as follows:


                                                                    Weighted
                                               Price per Share      Average
       Description                 Shares          Range             Price
-----------------------------      -------     ---------------     ----------

Outstanding, December 31, 2000     149,050      $1.36 to $3.13       $2.41
Granted                             44,000       1.88 to  3.75        2.48
Exercised                           (1,650)          1.36             1.36
Forfeited                           (4,400)      1.76 to  2.85        2.08
                                   -------     ---------------     ----------

Outstanding, December 31, 2001     187,000       1.36 to  3.75        2.44
Granted                             71,500       2.89 to  3.50        2.97
Exercised                           (7,700)      1.76 to  2.05        1.88
Forfeited                           (1,100)          1.76             1.76
                                   -------     ---------------     ----------

Outstanding, December 31, 2002     249,700       1.36 to  3.75        2.61
Granted                             11,000          7.25              7.25
Exercised                          (61,600)      1.76 to  3.41        2.55
Forfeited                          (69,300)      1.76 to  3.41        2.65
                                   -------     ---------------     ----------
Outstanding, December 31, 2003     129,800      $1.36 to $7.25       $3.01
                                   =======     ===============     ==========

Exercisable, December 31, 2003      94,820      $1.36 to $3.75       $2.54
                                   =======     ===============     ==========

The following table summarizes information about stock options outstanding at December 31, 2003:


                        Options Outstanding                Options Exercisable
                 --------------------------------------  ----------------------

                                Weighted
                                Average        Weighted                Weighted
                               Remaining        Average                Average
  Range of                    Contractual      Exercise                Exercise
Exercise Price   Outstanding  Life (years)       Price    Exercisable   Price
--------------   -----------  ------------     --------   -----------  ---------

 $2.61 - $3.13     37,400         2.6           $2.98       37,400        $2.98
  1.36 -  1.76      9,350         4.4            1.42        9,350        1.42
  2.05 -  2.50     12,650         5.4            2.29       10,650        2.28
  1.59 -  1.75     11,000         7.0            1.63        7,700        1.62
  1.88 -  3.75     24,200         8.0            2.75       16,280        2.40
  2.89 -  3.50     24,200         9.0            3.08       13,640        2.96
      7.25         11,000        10.0            7.25            -           -
--------------   -----------  ------------     --------   -----------  ---------
 $1.36 - $3.75    129,800         6.2          $ 3.02       94,820      $ 2.54
==============   ===========  ============     ========   ===========  =========


The weighted average fair value of an option granted in 2003, 2002 and 2001, was $2.64, $1.35 and $1.90, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                          2003          2002         2001
                                          ----          ----         ----

Risk-free interest rate                   5.28%          5.36%        6.4%

Average life of options                  10 yrs.         10 yrs.     10 yrs.

Volatility                                  78%           34%         72%

Dividend yield                               0%            0%          0%

(b) Salary Deferral Plan
    --------------------

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years old and is effective from the date of employment. For the years ended December 31, 2003, 2002 and 2001, the Company paid approximately $57,000, $58,000 and $53,000, respectively, representing the matching contributions under the retirement plan for all participants.

Note 3 - Inventories
--------------------

At December 31, 2003 and 2002, inventories comprised the following:

        Description                           2003                      2002
----------------------------               ----------                ----------
Plant material                             $2,388,460                $2,799,960
Lawn and garden products                      313,001                   251,438
Raw material and supplies                     490,896                   327,381
                                           ----------                ----------
                                           $3,192,357                $3,378,779
                                           ==========                ==========

Note 4 - Accounts Receivable
----------------------------

At December 31, 2003 and 2002, accounts receivable comprised the following:

      Description                             2003                      2002
----------------------------              ----------                 ----------
Trade receivables                         $1,335,809                 $1,863,522
Government reimbursement                     185,657                     75,000
Accrued interest                                  -                         188
Employee advances                              1,590                      9,929
Other accounts receivable                     26,952                     65,137
                                          ----------                 ----------
                                           1,550,008                  2,013,776
Less allowance for doubtful
 accounts                                   (324,969)                  (195,700)
                                          ----------                 ----------

                                          $1,225,039                 $1,818,076
                                          ==========                 ==========

Included within trade receivables as of December 31, 2003 are approximately $53,504 ($104,000 in 2002) due from Estancias de Cerro Mar, Inc. ("Estancias"), an entity controlled by the Company's principal shareholder. During the years ended December 31, 2003 and 2002, the Company billed approximately $417,000 and $525,000, respectively, to Estancias for landscaping and landscape maintenance services.

Note 5 - Due from Related Entity
--------------------------------

On October 14, 2002, the Company entered into an agreement with two other unrelated parties and organized Salinas Holdings, Inc.("Salinas"), a Puerto Rico corporation engaged in the production and distribution of sod (turf) and palms and trees grown in the ground (see Note 9). The Company has a 33.33% interest in Salinas. The Company further entered into a management agreement with Salinas to provide certain management services to the entity and to market its products. The Company earns $2,000 per month for such services and between 15% and 17% commission on the sales of its products. Salinas commenced operations on November 1, 2002.

At December 31, 2003 and 2002, the amount due from this related entity consisted of:

                                              2003                 2002
                                           ----------           ---------
Management fees                            $ 24,000             $   5,000
Commissions                                 116,921                 1,481
Advances, net                                29,879                44,545
                                          ----------           ----------
                                           $170,800               $51,026
                                          ==========           ==========


Note 6 - Notes Receivable
-------------------------

At December 31, 2003 and 2002, notes receivable comprised the following:

      Description                            2003               2002
----------------------------              ----------         ----------
Non-interest bearing notes,
due from present Company's
employees,  due on demand                  $ 22,164           $ 28,112
                                          ==========         ==========

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

During December 2002, Altec agreed to settle the note for $450,000, in order to obtain the collateral pledged and remove the Company's junior lien from Cariplant's property. For the year ended December 31, 2002, the Company received $425,000, recognizing $405,000 as a gain in the accompanying statement of operations. The remaining $25,000 was received during 2003 and recognized as income upon collection.

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral.

Note 7 - Property and Equipment
-------------------------------

At December 31, 2003 and 2002, property and equipment comprised the following:

                                             2003                       2002
                                         ----------                  ----------
Leasehold improvements                   $2,412,363                  $1,456,960
Equipment and fixtures                    1,659,325                   1,599,948
Transportation equipment                    809,206                     600,344
Real estate property                        224,327                     224,327
                                        -----------                  ----------
                                          5,105,221                   3,881,579
Less accumulated depreciation
   and amortization                       2,812,710                   2,631,690
                                        -----------                  ----------
                                         $2,292,511                  $1,249,889
                                        ===========                  ==========

During the years ended December 31, 2003, 2002 and 2001, depreciation expense charged to production was approximately $146,614, $234,000, and $315,000, respectively.

Note 8 - Land Held for Future Development
-----------------------------------------

In December 2000, the Company purchased approximately 109 acres of land in Arecibo, Puerto Rico at a total cost of approximately $988,000. The carrying value at December 31, 2003 of approximately $1,106,000 includes approximately $118,000 of capitalized interest, design and other permitting phase costs. The Company intends to develop this land into lots for residential homes and is in the process of obtaining the required permits.

Note 9 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

The Company has accounted for its investment in Salinas using the equity method of accounting. At December 31, 2003 and 2002, and for the year and period then ended, Salinas' condensed financial position and results of operations information was as follows:

   Assets                                    2003                       2002
   ------                                ----------                 ----------
     Current assets                      $1,430,763                   $839,162
     Property and equipment                 821,918                    396,033
                                         ----------                 ----------
                                         $2,252,681                 $1,235,195
                                         ==========                 ==========

   Liabilities and Shareholders' Equity
   ------------------------------------

     Current liabilities                 $ 735,090                  $   83,306
         Long term debt                    758,335                           -
     Shareholders' equity                  759,256                   1,151,889
                                         ----------                 ----------

                                        $2,252,681                  $1,235,195
                                         ==========                 ==========
     Company's share of equity           $ 253,159                  $  417,296
                                         ==========                 ==========

   Results of Operations
   ---------------------
                                                              For the two month
                                         Year ended              period ended
                                         December 31,            December 31,
                                             2003                    2002
                                          ----------              ----------

    Sales                                 $  730,321                $10,144
    Cost of sales                            245,501                  4,346
        General and adminis-
     trative expenses                        257,454                 53,909
                                          ----------              ----------

    Net income (loss)                     $  227,366               ($48,111)
                                          ==========              ==========
   Company's share of net income (loss)   $   75,863               ($16,037)
                                          ==========              ==========

At December 31, 2003 and 2002, the Company's investment in Salinas Holdings, Inc., was as follows:

               Description                               Amount
               -----------                               ------

         Original investment 2002                       $433,333
         Equity in loss of
           unconsolidated
           subsidiary for 2002                           (16,037)
                                                        ---------
         Balance at December 31, 2002                   $417,296
             Additional investment                       160,000
             Distribution from unconsolidated
               subsidiary                               (400,000)
             Equity in earnings of
               unconsolidated
           subsidiary for 2003                            75,863
                                                        --------
             Balance at December 31, 2003               $253,159
                                                        ========

Note 10 - Notes Payable
-----------------------

At December 31, 2003 and 2002, the Company had short-term borrowings with various financial institutions in Puerto Rico, comprised of the following:

         Description                           2003               2002
         -----------                        ----------         ----------

Unsecured note payable of $136,000,
  bearing interest at 7.95% at December
  31,2003 due on September 2004             $  135,859                   -

Commercial line of credit of $2.5
  million, bearing interest at 1.8%
  over Libor rate (2.0% at December 31,
  2003) due on demand, collateralized
  by land held for future development
  and the Company's accounts
  receivable and inventories                 2,343,500           1,230,500

Notes payable, collateralized by cash
  equivalent invested in a certificate
  of deposit, bearing interest at 2.05%
  and 2.2% at December 31 2003 and
  2002, respectively, due on demand            206,000             500,000
                                            ----------           ---------

                                           $ 2,685,359          $1,730,500
                                           ===========         ===========

Note 11 - Long-Term Debt
------------------------

At December 31, 2003 and 2002, the Company had long-term debt with various commercial banks in Puerto Rico. Long-term debt comprised the following:

         Description                         2003                        2002
         -----------                       ----------                 ----------

Five-year term loans, bearing interest
  at 2% over Libor rate (3.14%-5.00% at
  December 31, 2003), payable in monthly
  installments of $12,488, through
  March 2008                               $  330,251                 $  383,392


Less current portion                          143,178                    138,967
                                           ----------                 ---------

Long-term debt                             $  187,073                 $  244,425
                                           ==========                 =========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt are as follows:

                        Year Ending
                        December 31,           Amount
                        -----------            ------
                          2004                $143,178
                          2005                 103,641
                          2006                  55,972
                          2007                  21,936
                          2008                   5,524
                                              --------
                                              $330,251
                                              ========

The Company's debt agreements contain various covenants, which among other things, require the Company to meet certain debt to asset ratios and a minimum working capital. At December 31, 2003 and 2002, the Company was in compliance with such covenants.

Note 12 - Income Taxes
----------------------

The Company provides for income taxes using the applicable statutory tax rates in the Commonwealth of Puerto Rico.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico statutory income tax rate of 39% to income (loss) before income tax provision:


                                       2003            2002              2001
                                     ---------       --------          --------
Income tax provision  (benefit)
computed by applying tax rate        $(581,827)      $327,969          $131,992


(Increase) decrease in income
  tax benefit resulting from
  Puerto Rico tax exemption            256,258       (251,542)          (80,452)


Tax loss carryover benefit
(utilization) and other
                                       325,569        (76,427)          (51,540)
                                      ---------      ---------         --------
                                      $     -        $      -           $     -
                                      =========      =========         ========

Deferred income taxes, prior to the valuation allowance, were recognized in the consolidated balance sheet at December 31, 2003 and 2002 due to the tax effect of temporary differences and loss carry forwards as follows:

                                             2003                       2002
                                          ----------                 ----------

Deferred tax assets:
--------------------

Net operating loss carryforwards           $850,593                    628,496

Valuation allowance for accounts
  receivable                                 96,205                     45,116
                                          ----------                 ----------

                                            946,798                    673,612
Less valuation allowance                   (935,398)                  (662,212)
                                          ----------                 ----------

Net deferred tax asset                      $11,400                    $11,400
                                          ==========                 ==========

Note 13 - Income (loss) Per Common Share
----------------------------------------

Basic and diluted income (loss) per common share for the years ended December 31, 2003, 2002 and 2001 were determined as follows:

Basic income (loss) per common share:
-------------------------------------

                                       2003           2002           2001
                                    ---------       --------       --------
Net (loss)income attributable
  to common shareholders          $ (1,491,867)    $   852,345     $   338,443
                                  ============     ===========     ===========
Weighted average number of
  common shares outstanding          2,111,499       2,073,997       2,071,174
                                  ============     ===========     ===========
Basic (loss)income per
  common share                    $       (.71)    $       .41     $      .16
                                  ============     ===========     ===========

Diluted (loss) income per common share:
---------------------------------------

Net (loss) income attributable
  to common shareholders          $ (1,491,867)    $   852,345     $   338,443
                                   ===========     ===========     ===========
Weighted average number of
  common shares outstanding          2,111,499       2,073,997       2,071,174

Plus incremental shares from
  assumed exercise of stock
  options                                  -            40,248          33,211
                                   -----------     -----------     -----------
Adjusted weighted average
  shares                             2,111,499       2,114,245       2,104,385
                                   ===========     ===========     ===========
Diluted (loss) income per
  common share                    $       (.71)    $       .40     $      (.16)
                                   ===========     ===========     ===========

The effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive for the year ended December 31, 2003; thus no incremental shares were added to the weighted average number of common shares outstanding for the year.

Note 14 - Commitments and Contingencies
---------------------------------------

On September 22, 2003, the Company became guarantor for a loan in the amount of $1,300,000 made by Salinas Holdings, Inc., an unconsolidated subsidiary. The guaranty is continuous and limited covering all outstanding principal and accrued interest, pro-rata to the Company's 33.33% ownership participation. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interests. The interest rate is calculated based on the 90 days LIBOR, plus 1.5% over such rate. As of December 31, 2003, the maximum potential amount of future payments that the Company could be required to make under the guarantee is approximately $397,000, plus accrued interests.

The Company's operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. In recent years, the Company has been unable to obtain crop and business interruption insurance coverage. No assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future. The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company's newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. The Company's nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather sensitive plants.

In 2003, a former officer of the Company brought a civil action in the U.S. District Court of Puerto Rico against the Company. The complaint alleges, among other, a federal securities law violation in connection with the exercise of employee stock options by the plaintiff. The Company believes, based on the opinion of legal counsel, that it will be able to defend this action successfully.

The Company is also a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 15 - Preferred Stock
-------------------------

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series. As of December 31, 2003, there were no outstanding shares of preferred stock.

Note 16 - Lease and Option Agreements
-------------------------------------

(a) Property in Vega Alta, Puerto Rico
    ----------------------------------

The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the "Spectors"), who are executive officers and principal shareholders of the Company, pursuant to a lease agreement dated as of January 1, 2004. The lease has an original five year term and an option to renew for additional five year term. Under the lease, the Company is required to pay a rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. During the renewal period, the rent will be adjusted to reflect the increase in the Wholesale Price Index from the original lease term. The lease also contains an option, which permits the Company to purchase the property at its appraised value at any time during the term of the lease if both Mr. and Mrs. Spector become deceased. In consideration of the option, the Company must pay an additional $1,000 per month.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

Total rental payments amounted to approximately $288,000 in 2003, 2002 and 2001.

(b) Property in Barranquitas, Puerto Rico
    -------------------------------------

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc. to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. Effective December 23, 2002, both the lessor and the Company executed a "Release and Settlement Agreement" in order to terminate the lease agreement. Under the terms of the agreement, the Company vacated the facilities as of June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm.

Total rental payments amounted to $36,000 in 2003 and $72,000 in 2002 and $60,000 in 2001.

(d) Aggregate Lease Obligations and Expenses
    ----------------------------------------

The Company's obligations under the above and other non-cancelable operating lease agreements in force at December 31, 2003, based on the lease agreement in effect as of January 1, 2004, are as follows:

                  Year ending         Minimum                 Additional
                  December 31,      Lease Payments         Option Payments
                  -----------       --------------         --------------
                      2004          $    288,000               $12,000
                      2005               288,000                12,000
                      2006               288,000                12,000
                      2007               288,000                12,000
                                    --------------         --------------
                                    $  1,152,000               $48,000
                                    ==============         ==============

Total  rental  expense  under  all  operating  lease   agreements   amounted  to
approximately $324,000, $360,000 and $382,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(c) Other Cash Flow Transactions
    ----------------------------

     During the years ended December 31, 2003, 2002, and 2001, the Company made interest payments of approximately $73,000, $64,000, and $125,000, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company did not make any income tax payments.

Note 18 - Major Customers
-------------------------

During 2003, the Company's single largest customer accounted for approximately 41% ($3,458,000) of the Company's net sales.

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

Note 19 - Significant Concentration of Risk
-------------------------------------------

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2003, the Company has been unable to obtain crop and business interruption insurance coverage. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverage.

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

Accounts receivable are due from customers resident in Puerto Rico. Monitoring the operations and financial strength of the Company's customers mitigates concentration of credit risk with respect to account receivable. Certain short-term certificates of deposit are placed with local financial institutions. Depositing the funds with high credit quality financial institutions and limiting the amount of credit exposure in any financial institution mitigates such credit risk.

Note 20 - Segment Information
-----------------------------

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires a reconciliation of total segment revenue and expense items and segment assets to the amount in the enterprise's financial statements. SFAS No. 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of four primary business segments: the production and distribution of plants, sales of lawn and garden products,landscaping services and real estate. During 2003, the Company commenced acting as sales agent for consumer related products. These activities are included within the lawn and garden segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.

                                                                      2003
                                --------------------------------------------------------------------------------
                                                Lawn & Garden
                                    Plants        Products       Landscaping      Real Estate          Totals
                                --------------------------------------------------------------------------------
Revenue from
  external customers            $3,738,687       $3,279,168     $1,415,330                $-          $8,433,185

Intersegment
  revenues                         182,717           17,075              -                 -             199,792

Interest income                      9,848              -                -                 -               9,848

Interest expense                    72,941              -                -                 -              72,941

Depreciation and
  Amortization                     261,003           69,895         74,000                 -             404,898

Segment loss                      (714,047)        (242,371)      (535,449)                -          (1,491,867)

Segment assets                   6,603,647        1,003,126        446,582             1,105,627       9,158,982

Expenditures for
  segment assets                 1,357,697              -          154,675                 -           1,512,372





                                                                        2002
                                --------------------------------------------------------------------------------
                                                  Lawn & Garden
                                    Plants          Products        Landscaping       Real Estate         Totals
                                --------------------------------------------------------------------------------
Revenue from
  external customers            $4,325,204       $2,883,685       $2,542,405               $-         $9,751,294

Intersegment
  revenues                         378,855           48,356             -                  -             427,211

Interest income                     15,695             -                -                  -              15,695

Interest expense                    58,194             -                -                  -              58,194

Depreciation and
  Amortization                     306,039           61,279           44,282               -             411,600


Segment income                     686,450            6,197          159,698               -             852,345

Segment assets                   6,831,914          904,725          953,940           1,105,627       9,796,206

Expenditures for
  segment assets                   181,688              -               -                  -             181,688


                                                                         2001
                                --------------------------------------------------------------------------------
                                                  Lawn & Garden
                                    Plants          Products        Landscaping       Real Estate         Totals
                                --------------------------------------------------------------------------------
Revenue from
  external customers            $3,785,948       $2,844,395       $2,554,278               $-         $9,184,621

Intersegment
  revenues                         308,299           81,894             -                  -             390,193

Interest income                     69,327             -                -                  -              69,327

Interest expense                   122,984             -                -                  -             122,984

Depreciation and
  amortization                     431,102           44,023           21,926               -             497,051

Segment income                     207,861           54,227           76,355               -             338,443

Segment assets                   5,963,551        1,015,901          976,163           1,053,406       9,009,021

Expenditures for
  segment assets                   238,949               -                -                  -           238,949



NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Financial data showing results for each of the quarters in 2003, 2002 and 2001 are presented below. These results are unaudited. In the opinion of the management, all adjustments necessary for a fair presentation have been included.

(in thousands, except per share data)     1st.       2nd.     3rd.         4th.
-------------------------------------   ------      ------   ------      -------
2003
Net sales                               $2,495      $2,156   $1,873      $1,909
Gross profit                               880         748      623         127
Net income (loss)                           45        (122)    (303)     (1,112)
Basic income (loss) per common share      0.02       (0.06)   (0.14)      (0.71)
Diluted income (loss) per common share    0.02       (0.06)   (0.14)      (0.71)

2002
Net sales                               $2,320      $2,489   $2,311      $2,631
Gross profit                               914       1,010    1,019         933
Net income                                 180         143      101         428
Basic income per common share             0.10        0.07     0.05        0.41
Diluted income per common share           0.09        0.07     0.05        0.40

2001
Net sales                               $2,170      $2,283   $2,243      $2,489
Gross profit                               780         855      794         960
Net income                                  71         110       20         137
Basic income per common share             0.04        0.05     0.01        0.16
Diluted income per common share           0.04        0.05     0.01        0.16

The results of operations for the fourth quarter of 2003 reflect certain significant adjustments as follows:

     o a charge of approximately $234,000 to reduce inventories to the lower of cost or market.

     o a charge of $301,000 to write off unsalable damaged inventory of which $191,000 was reflected as part of cost of sales and $110,000 was reflected as part of the costs relating to the consolidation of the nursery facilities.

There were no significant fourth quarter adjustments in 2002 and 2001.


SCHEDULE II
-----------
                                  MARGO CARIBE, INC. AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts
                              Years ended December 31, 2003, 2002 and 2001



          Column A                  Column B             Column C             Column D       Column E
-------------------------------    -----------   ------------------------   ------------    ----------
                                     Balance     Charged to   Charged to
                                    Beginning     Costs and      Other                       Balance
         Description                 Of Year      Expenses     Accounts      Deductions    End of Year
         -----------                ---------     ---------   ----------     ----------     ----------
Year ended December 31, 2003:
  Allowance for doubtful accounts    $195,700     $201,000     $      -      $ (71,700)      $325,000
                                    =========     =========   ==========     ==========     ==========
Year ended December 31, 2002:
  Allowance for doubtful accounts    $135,000     $121,000     $      -      $ (60,300)       $195,700
                                    =========     =========   ==========     ==========     ==========

Year ended December 31, 2001:
  Allowance for doubtful accounts    $165,000      $71,000     $      -      $(101,000)       $135,000
                                    =========     =========   ==========     ==========     ==========
