Form 10-Q
period 2004-03-31
MARGO CARIBE INC
filed 2004-05-14
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2004

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

                                    YES   NO  X
                                             ---

The registrant had 2,184,039 shares of common stock, $.001 par value, outstanding as of April 29, 2004.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                   FOR THE FIRST QUARTER ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

                                     PART I

                                                                        Page
                                                                        ----
ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         --------------------

          Condensed Consolidated Balance Sheets                          4

          Condensed Consolidated Statements of Operations                5

                  Condensed Consolidated Statement of Shareholders'
          Equity                                                         6

          Condensed Consolidated Statements of Cash Flows                7

          Notes to Condensed Consolidated Financial
           Statements                                                    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                         17
          -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                                   24
          -----------

ITEM 4.  CONTROL AND PROCEDURES                                         24
         ----------------------

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                              24
         -----------------

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         -------------------------------------------------
           PURCHASES OF EQUITY SECURITIES                               25

           ------------------------------
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                25
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         -------------------------------
          OF SECURITY HOLDERS                                           25
          -------------------

ITEM 5.  OTHER INFORMATION                                              25
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               25
         --------------------------------

                           SIGNATURES                                   26
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                                   (Unaudited)

                                     ASSETS

                                                       2004                 2003
                                                       ----                 ----
Current Assets:
  Cash and equivalents                                $863,903             $446,891
  Accounts receivable, net                           1,748,958            1,225,039
  Inventories                                        3,083,631            3,192,357
  Due from related entity                                7,897              170,800
  Deferred tax asset                                    11,400               11,400
  Prepaid expenses and other current assets            266,682              334,685
                                                   -----------           ----------
     Total current assets                            5,982,471            5,381,172

  Property and equipment, net                        2,349,877            2,292,511
  Land held for future development                   1,105,627            1,105,627
  Investment in unconsolidated subsidiary              454,585              253,159
  Notes receivable                                      22,164               22,164
  Distribution rights                                  100,000              100,000
  Other assets                                           4,351                4,349
                                                   -----------           ----------

     Total assets                                  $10,019,075           $9,158,982
                                                   ===========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $143,178             $143,178
  Notes payable                                      2,975,073            2,685,359
  Accounts payable                                   1,085,749              735,203
  Accrued expenses                                     205,904              228,204
                                                   -----------           ----------
     Total current liabilities                       4,409,904            3,791,944
Other liabilities                                      311,811               66,813
Long-term debt, net of current portion                 148,734              187,073
                                                   -----------           ----------
     Total liabilities                               4,870,449            4,045,830
                                                   -----------           -----------
Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                      -                    -
  Common stock, $.001 par value; 10,000,000
    shares authorized, 2,201,459 and 2,198,709
    shares issued, 2,161,739 and 2,158,989 shares
    outstanding as of March 31, 2004 and
    December 31, 2003, respectively                      2,202                2,199
  Additional paid-in capital                         5,530,956            5,523,781
  Retained earnings (deficit)                         (170,494)            (192,446)
  Deferred stock compensation                         (117,750)            (124,094)
  Treasury stock, 39,800 common shares, at cost        (96,288)             (96,288)
                                                   -----------            ----------
     Total shareholders' equity                      5,148,626            5,113,152
                                                   -----------            ----------
     Total liabilities and shareholders' equity
                                                   $10,019,075            $9,158,982
                                                   ===========            ==========
See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                       2004                 2003
                                                       ----                 ----
Net sales                                           $2,184,998          $2,494,813
Cost of sales                                        1,398,840           1,615,578
                                                     ---------           ---------
   Gross profit                                        786,158             879,535

Selling, general and administrative
 expenses                                              823,527             871,177
                                                     ---------           ---------
   (Loss) income from operations                       (37,369)              8,358
                                                     ---------           ---------
Other income (expense):
   Interest income                                       1,960               3,492
   Interest expense                                    (23,361)            (16,239)
   Gain  on  collection of notereceivable
    previously  written down
                                                             -              25,000
   Participation in income of
    unconsolidated subsidiary                           26,426               2,555
   Commissions income from unconsolidated
    subsidiary                                          48,552              13,206
   Other income                                          5,744               8,932
                                                     ---------           ---------
     Total other income                                 59,321              36,946
                                                     ---------           ---------
Net income                                             $21,952            $ 45,304
                                                     =========           =========

Basic income per common share                           $ 0.01               $0.02
                                                     =========           =========
Diluted income per common share                         $ 0.01               $0.02
                                                     =========           =========
See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2004
                                   (Unaudited)

                               Outstanding
                                  Common      Common          Additional       Deferred        Retained
                                  Stock       Stock            Paid-in          Stock          Earnings      Treasury
                                  Shares      Amount           Capital       Compensation      (Deficit)      Stock          Total
                               ----------     -------         ---------      ------------       --------      -----          -----


Balance at
  December 31, 2003             2,158,989     $2,199         $5,523,781       ($124,094)      ($192,446)    ($96,288)    $5,113,152
Issuance of common
stock from
exercise of stock    options
                                    2,750          3              7,175               -               -            -          7,178
Restricted stock
amortized to
operations                             -           -                 -            6,344               -            -          6,344
Net income                             -           -                 -                -          21,952            -         21,952

                               ----------   ---------        ----------      ----------       ---------     --------     ----------
Balance at
  March 31, 2004                2,161,739     $2,202         $5,530,956       ($117,750)      ($170,494)    ($96,288)    $5,148,626
                               ==========   =========        ==========       ==========      ==========    =========    ==========

See accompanying notes to condensed consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                   2004              2003
                                                                   ----              ----

Cash flows from operating activities:
Net income                                                        $21,952         $ 45,304
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                  98,075          137,905
    Provision for bad debts                                             -            8,000
    Gain on collection of note receivable                               -          (25,000)
    Deferred stock compensation                                     6,344                -
    Participation in income of-unconsolidated
     subsidiary                                                   (26,426)          (2,555)
  Changes in assets and liabilities affecting cash
   flows from operating activities:
     Decrease (increase) in:
      Accounts receivable                                        (523,919)         107,540
      Inventories                                                 108,726          (24,523)
      Due from related entity                                     162,903            6,126
      Prepaid expenses and other current assets                    68,003           50,286
      Other assets                                                     (2)              (6)
     Increase (decrease) in:
      Accounts payable                                            350,546          179,804
      Accrued expenses                                            (22,300)        (156,824)
      Other liabilities                                           244,998            7,424
                                                                  -------          -------
Net cash provided by operating activities                         488,900          318,633
                                                                  -------          -------

Cash flows from investing activities:
   Purchases of property and equipment                           (155,441)        (342,486)
   Investment in unconsolidated subsidiary                       (175,000)        (160,000)
   Proceeds from collection of notes receivable                         -           25,000
                                                                 --------          -------
Net cash used in investing activities                            (330,441)        (477,486)
                                                                 ---------        --------

Cash flows from financing activities:
   Increase in notes payable                                      335,000                -
   Repayment of notes payable                                     (45,286)               -
   Issuance of common stock from exercise
     of stock options                                               7,178                -
   Proceeds from long-term debt                                         -          109,720
   Repayments of long-term debt                                   (38,339)         (15,913)
                                                                 --------         --------
Net cash provided by financing activities                         258,553           93,807
                                                                  -------         --------
Net increase (decrease) in cash and equivalents                   417,012          (65,046)
Cash and equivalents at beginning of period                       446,891        1,417,879
                                                                  -------        ---------
Cash and equivalents at end of period                            $863,903       $1,352,833
                                                                 ========       ==========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Periods Ended March 31, 2004 and 2003
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Note 2 - Accounting for Stock-Based Compensation Plans
------------------------------------------------------

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

During the year ended December 31, 2003, the Company granted 17,500 shares of restricted stock at a market value of $7.25 per share under the Margo Caribe, Inc. 2003 Restricted Stock Plan to members of senior management. The shares of restricted stock shall vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established by the market price on the date of grant. Deferred stock compensation is charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders' equity and is being amortized prorata over the vesting period. During the three months ended March 31, 2004, the Company recognized $6,344 in selling, general and administrative expenses related to the grants. The unamortized portion remaining in shareholders' equity at March 31, 2004 was $117,750. There were no shares of common stock granted under the Restricted Stock Plan during the three months ended March 31, 2004 and 2003.

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

Options vest prorata over a period of five years, and become exercisable one year from the date of grant and expire ten years after the date of grant.

The Company accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion 25 and related interpretations in measuring stock based compensation, including options, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. Accordingly, no compensation expense has been recognized for options granted under either stock option plan. However, SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", requires prominent disclosure of pro forma information regarding the effects 9 of the application of its compensation cost measurement criteria and of other information.

Stock options outstanding as of March 31, 2004 and December 31, 2003 amounted to 127,050 and 129,800, respectively, at the end of each period. During the three months ended March 31,2004 and 2003, no stock options were granted.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                             Three Months Ended March 31,
                             ---------------------------
                                2004        2003
                                ----        ----

Risk-free interest rate         5.28%       5.36%

Average life of options       10 yrs.     10 yrs.

Volatility                     20.46%      50.00%

Dividend yield                     0%          0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per share were as follows:

                                    Three Months Ended March 31,
                                    ---------------------------
                                      2004              2003
                                   -------            ------
Net income as reported            $ 21,952          $ 45,304
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                         (5,917)          (13,918)
                                   --------          --------
Pro forma net income              $ 16,035          $ 31,386
                                  ========           ========
Earnings per share:
 Basic - as reported              $   0.01          $    .02
                                  ========           ========
 Basic - pro forma                $   0.01          $    .02
                                  ========           ========
 Diluted - as reported            $   0.01          $    .02
                                  ========           ========
 Diluted - pro forma              $   0.01          $    .01
                                  ========           ========

Note 3 - Use of Estimates in the Preparation of Condensed Financial  Statements
--------------------------------------------------------------------------------

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

The Company has a deferred tax asset of $946,798, which is partially offset by a valuation allowance of $935,398. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

Note 4 - New Accounting Pronouncements
--------------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if these occur, receive a majority of the entity's expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). The Company applied FIN 46R as of the first interim or annual period ended after March 15, 2004. FIN 46R did not have a significant effect on the Company's financial position or results of operations.

Note 5 - Inventories
--------------------

At March 31, 2004 and December 31, 2003, inventories included the following:

           Description                   2004             2003
-------------------------------         ------          -------

Plant material                      $  2,268,499    $  2,388,460
Lawn and garden products                 337,359         313,001
Raw materials and supplies               477,773         490,896
                                    ------------    ------------

                                    $  3,083,631    $  3,192,357
                                    ============    ============

Note 6 - Property and Equipment
-------------------------------

At March 31, 2004 and December 31, 2003, property and equipment included the following:

          Description                 2004            2003
-----------------------------      ----------      -----------

Leasehold improvements            $ 2,540,707     $ 2,412,363
Equipment and fixtures              1,686,428       1,659,325
Transportation equipment              809,206         809,206
Real estate property                  224,321         224,327
                                  -----------     -----------
                                    5,260,662       5,105,221
Less accumulated depreciation
  and amortization                 (2,910,785)     (2,812,710)
                                   -----------   ------------

                                   $2,349,877      $2,292,511

Depreciation expense for the three months ended March 31, 2004 and 2003 amounted to approximately $98,075 and $137,905, respectively.

Note 7 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

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

The Company has accounted for its investment in Salinas using the equity method of accounting. At March 31, 2004 and December 31, 2003, and for the three-month periods ended March 31, 2004 and 2003, Salinas' unaudited condensed financial position and results of operations information was as follows:

                 Assets                                 2004        2003
                 ------                                ------      -------

        Current assets                              $1,800,260   $1,430,763
        Property and equipment                         796,404      821,918
                                                    ----------   ----------
                                                    $2,596,664   $2,252,681

   Liabilities and Shareholders' Equity
   ------------------------------------
         Current liabilities                        $  474,714   $  735,090
         Long-term liabilities                         758,335      758,335
                                                    ----------   ----------
        Total liabilities                           $1,233,049   $1,493,425
        Shareholders' equity                         1,363,615      759,256
                                                    ----------   ----------
        Total liabilities and shareholders'
          equity                                    $2,596,664   $2,252,681
                                                    ==========   ==========

      Company's share of equity                     $  454,585    $ 253,159
                                                    ==========   ==========

     Results of Operations                            2004             2003
     ---------------------                           ------          -------

        Sales                                        $ 329,171    $   44,368
        Cost of sales                                  137,443        15,262
                                                     ---------     ----------
        Gross profit                                   191,728        29,106

        General and administrative expenses            112,369        21,443
                                                    ----------     ---------

           Net income                               $   79,359    $    7,663
                                                    ==========    ==========

        Company's share of net income                $  26,426     $   2,555
                                                     =========     =========

At March 31, 2004, the Company's investment in Salinas Holdings, Inc., was as follows:

                  Description                          Amount
         ----------------------------                 --------
                  Balance at December 31, 2003       $ 253,159
                  Additional investment                175,000
                  Equity in earnings of
           unconsolidated subsidiary for 2004           26,426
                                                     ---------
         Balance at March 31, 2004                   $ 454,585
                                                     =========

Note 8 - Income per Common Share
--------------------------------

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

Basic and diluted income per common share for the three-month periods ended March 31, 2004 and 2003 were determined as follows:

                                                          Three Months
                                                         ended March 31,
            Basic income per common share             2004          2003
            -----------------------------          ----------     ---------
             Net income attributable to
              common shareholders                 $    21,952   $    45,304
                                                  ===========   ===========

            Weighted average number of common
              shares outstanding                    2,160,077     2,079,889
                                                   ===========  ===========

            Basic income per common share         $      0.01   $      0.02
                                                  ===========   ===========

            Diluted income per common share:
            -------------------------------
             Net income attributable to
              common shareholders                 $    21,952    $   45,304
                                                  ===========    ==========

             Weighted average number of common
              shares outstanding                    2,160,077     2,079,889
             Plus incremental shares from assumed
              exercise of stock options                60,380        89,296
                                                  -----------    ----------
             Adjusted weighted average shares       2,220,457     2,169,185
                                                  ===========     =========

             Diluted income per common share      $      0.01   $      0.02
                                                  ===========   ===========

Note 9 - Segment Information
----------------------------

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires a reconciliation of total segment revenue and expense items and segment assets to the amount in the enterprise's financial statements. SFAS No. 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company's management monitors and manages the financial performance of four primary business segments: the production and distribution of plants, sales of lawn and garden products, landscaping services and real estate. During 2003, the Company commenced acting as sales agent for consumer related products. These activities are included within the lawn and garden segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.



                                                                   Three Months ended March 31, 2004
                                 --------------------------------------------------------------------------------------
                                                   Lawn & Garden
                                    Plants           Products         Landscaping         Real Estate          Totals
                                 ---------------- ---------------- ----------------- ----------------- ----------------

Revenue from
  external customers                   $798,859         $894,355          $491,784                $-        $2,184,998
Intersegment
  revenues                               70,683                -             3,696                 -            74,379
Interest income                           1,960                -                 -                 -             1,960
Interest expense                         23,361                -                 -                 -            23,361
Depreciation and
  amortization                           66,084           18,087            13,904                 -            98,075
Segment (loss) income                  (60,327)           55,900            26,379                 -            21,952
Segment assets                        7,049,183        1,289,332           613,458         1,105,627        10,057,600
Expenditures for
  segment assets                        128,941           26,500                 -                 -           155,441


                                                                   Three Months ended March 31,2003
                                 -------------------------------------------------------------------------------------
                                                  Lawn & Garden
                                    Plants          Products           Landscaping        Real Estate         Totals
                                 -------------------------------------------------------------------------------------
Revenue from
  external customers                 $1,255,491         $835,343          $403,979                $-        $2,494,813
Intersegment
  revenues                               69,856            7,377                 -                 -            77,233
Interest income                           3,492                -                 -                 -             3,492
Interest expense                         16,239                -                 -                 -            16,239
Depreciation and
  amortization                          102,266           21,195            14,444                 -           137,905
Segment income (loss)                   110,589           29,891          (95,176)                 -            45,304
Segment assets                        6,958,585          998,637           888,024         1,105,627         9,950,873
Expenditures for
  segment assets                        342,486                -                 -                 -           342,486

Note 10 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

a) Non-Cash Investing Activities
   -----------------------------
There were no non-cash investment activities during the three months ended March 31, 2004.

During the three months ended March 31, 2003, the Company purchased various vehicles amounting to approximately $139,000 by assuming a related debt for approximately $110,000.


b) Non-Cash Financing Activities
   -----------------------------
There were no non-cash financing activities during the three months ended March 31, 2004 and 2003.

c) Other Cash Flow Transactions
   ----------------------------

Other cash flow transactions for the three months ended March 31, 2004 and 2003, include interest payments amounting to approximately $23,000 and $16,000, respectively. There were no income tax payments for the three months ended March 31, 2004 and 2003.

Note 11 - Major Customers
-------------------------

During the three months ended March 31, 2004 and 2003, the Company's single largest customer accounted for approximately 41% ($889,000) and 37% ($936,000), respectively, of the Company's net sales. There were no other customers accounting for 10% or more of the Company's net sales.

Note 12 - Contingencies
-----------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         --------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

OVERVIEW
--------

Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") are in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and also provides landscaping design and installation services. In addition, beginning in 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico and Mexico. The Company's real estate development division is still seeking the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Company's operations include Margo Caribe, Inc. (the holding company) and its subsidiaries, Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Margo Flora, Inc., Garrochales Construction and Development Corporation and Margo Development Corporation, all Puerto Rico corporations.

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its nursery facility located in Vega Alta, Puerto Rico, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. Prior to July 1, 2003, the Company operated an additional nursery farm in Barranquitas, Puerto Rico that produced orchids, bromeliads, anthuriums, spathiphylum and pointsethias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003.

As a bona fide agricultural enterprise, Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Landscaping provides landscaping, maintenance and design services to customers in Puerto Rico.

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, DEROMA Italian terracotta pottery, North American Outdoor Products and Les Carrieres de La Pierre Bleue Belge S.A. Garden Products also markets and merchandises Ortho and Round-Up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico and the United States Virgin Islands.

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

Until June 30, 2003, the Company also operated a 13 "cuerdas" nursery in Barranquitas, Puerto Rico. Effective July 1, 2003, the Company consolidated the Barranquitas operation into its Vega Alta nursery farm.

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

During December 2000, the Company purchased approximately 109 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000. The carrying value at March 31, 2004 of approximately $1,106,000 includes approximately $118,000 of capitalized interest, design and other permitting phase costs. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes at this project. However, the Company cannot give any assurance as to how long it will take to obtain the necessary permits to develop the project or whether said permits will in fact be obtained.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
------------------------------------------------------------------------

For a discussion regarding Margo Caribe Inc.'s critical accounting policies, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", under Item 7 of Margo Caribe, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

SUMMARY
-------

For the three months ended March 31, 2004, the Company had a net income of approximately $22,000, compared to a net income of approximately $45,000 for the same period in the year 2003. These amounts represent a diluted income per common share of $0.01 and $0.02 for the three months ended March 31, 2004 and 2003, respectively. The net income for the three months ended March 31, 2004, reflected profits from the lawn & garden segment, and the landscaping segment that were partially offset by a net loss in the plants segment.

The plants segment's net loss was approximately $60,000 for the three months ended March 31, 2004, compared to a net income of approximately $111,000 for the three months ended March 31, 2003. The net loss from the plants segment for the three months ended March 31, 2004, was mainly attributable to a decrease in net sales of approximately $457,000 and a decrease in gross margin of approximately 46.6%. The total net sales from the plants segment was approximately $799,000 for the three months ended March 31, 2004 compared to approximately $1,255,000 in net sales for the three months ended March 31, 2003. The gross margin as a percentage of total sales from the plants segment was approximately 18.1% for the three months ended March 31, 2004, compared to approximately 33.9% for the three months ended March, 31 2003. Offsetting the loss of the plants segment for the three months ended March 31, 2004, were commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) for the amount of approximately $75,000.

The landscaping segment's net income was approximately $26,000 for the three months ended March 31, 2004, compared to a net loss of approximately $95,000 for the three months ended March 31, 2003. Gross revenues from the landscaping segment were approximately $492,000 for the three months ended March 31, 2004, compared to approximately $404,000 for the three months ended March 31, 2003. The gross margin from landscaping segment was approximately 35.8% for the three months ended March 31, 2004, compared to approximately 13.0% for the three months ended March 31, 2003.

The lawn & garden segment's net income was approximately $56,000 for the three months ended March 31, 2004, compared to a net income of approximately $30,000 for the three months ended March 31, 2003. Net sales from the lawn & garden segment were approximately $894,000 for the three months ended March 31, 2004, compared to approximately $835,000 for the three months ended March 31, 2003. The gross margin from the lawn & garden segment was approximately 52.0% for the three months ended March 31, 2004, compared to approximately 47.5% for the three months ended March 31, 2003.

Sales
-----

The Company's consolidated net sales for the three months ended March 31, 2004, were approximately $2,185,000, compared to approximately $2,495,000 for the three months ended March 31, 2003, representing an overall decrease of approximately $310,000 or 12.4%.

The decrease in net sales for the three months ended March 31, 2004, was the result of a reduction in net sales from the plants segment of approximately $457,000 or 36.4%. Offsetting this decrease were increases in revenues from the landscaping segment and net sales from the lawn & garden segment of approximately $88,000 or 21.8%, and $59,000 or 7.1%, respectively.

The plants segment's decrease in net sales for the three months ended March 31, 2004, was mainly due to the lack of availability of certain plants including, orchids, anthurium, spathifyllum and arecas palms, which recorded high sales in the first quarter of the year 2003. Most of these plants are currently being grown and will become available for sale later in the year 2004 and early in the year 2005. At the same time, the Company is placing emphasis in the marketing of bedding and other plants which are mature more rapidly and become available for sale in a shorter period. Also, the Company is purchasing certain plants from local growers for resale, as needed.

The landscaping segment's increase in revenues for the three months ended March 31, 2004, was mainly due to the adjustments in pricing for old contracts as well as the results of new contracts,(private and governmental) signed during the period.

The lawn & garden segment's increase in net sales for the three months ended March 31, 2004, was mainly due to the high demand in mulch, nuggets and potting soil experienced during the period.

Gross Profit
------------

The gross profit for the three months ended March 31, 2004 was approximately 36.0% of net sales compared to approximately 35.3% for the same period in the year 2003. Offsetting the overall improvement of the gross profit for the three months ended March 31, 2004, was the decline in gross profit of plants segment to approximately 18.1% of net sales. Gross profits by segment for the first quarters of 2004 and 2003 are shown below:

-------------------- ---------------------------------------------------------
        Segment          Quarter ended            Quarter ended
                         March 31, 2004          March 31, 2003
-------------------- ----------------------------------------------------------
Plants                        18.1%                    33.9%
-------------------- ----------------------------------------------------------
Landscaping                   35.8%                    13.0%
-------------------- ----------------------------------------------------------
Lawn & Garden                 52.0%                    47.5%
-------------------- ----------------------------------------------------------

The plants segment's gross profit for the three months ended March 31, 2004 was significantly lower than the gross profit for the same period in the year 2003 principally due to lower margin in sales to some customers and contractors. At the end of the year 2003, a portion of the plant materials was classified as unsaleable and marked for dumping. At the beginning of the year 2004, part of this plant material was sold at cost or below cost in order to reduce the inventory loss and generate cash. The Company expects to sell additional amounts of this plant material in the same manner throughout the remainder of the year 2004.

The landscaping segment's gross profit improved significantly in comparison with that for the same period in the year 2003 mainly due to improved efficiency in project and maintenance management. This improvement is related to the operational changes realized during the fourth quarter of 2003 and at the beginning of the first quarter of 2004.

The lawn & garden segment's gross profit improved in comparison with the same period for the year 2003 mainly due to the increase in sales of mulch and potting soil, whose profit margins are high.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $824,000 and $871,000 for the three months ended March 31, 2004 and 2003, respectively. This represents approximately a 5.4% or $47,000 decrease in comparison with the same period for year 2003.

This decrease is related to the cost containment program established at the end of the year 2003 which includes, among others, the reduction of payroll expenses and better utilization of existing resources.

Other Income and Expenses
-------------------------

Interest income for the three-month period ended March 31, 2004, remained comparable to the same period of 2003.

Interest expense for the three months ended March 31, 2004, increased by $7,000 when compared with the same period of 2003. The increase is related to the increase in the short-term borrowings used to fund the Company's operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

Participation in income of unconsolidated subsidiary and commissions income from unconsolidated subsidiary increased approximately $24,000 and $35,000, respectively. Increases are related to the increase in net income of the unconsolidated joint venture (Salinas Holdings, Inc.) and the increase in sales on Salinas' business.

FINANCIAL CONDITION
-------------------

The Company's current ratio decreased to 1.35 to 1 on March 31, 2004 compared to
1.42 to 1 on December 31, 2003. The decrease in the current ratio is principally due to cash outflows used for investing activities and to an increase in short-term borrowings used to finance current operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

On March 31, 2004, total assets were approximately $10,019,000, compared to approximately $9,159,000 in total assets on December 31, 2003. The Company had approximately $864,000 in cash, compared to approximately $447,000 in cash on December 31, 2003. Accounts receivable increased approximately $524,000 and the investment in unconsolidated subsidiary increased approximately $201,000, compared to December 31, 2003.

Shareholders' equity on March 31, 2004 increased due to the net income for the three-month period then ended, partially offset by the amortization of deferred stock compensation. The amortization of deferred stock compensation was approximately $6,000. During the three months ended March 31, 2004, the Company issued 2,750 shares of common stock in connection with the exercise of stock options. No restricted shares of common stock were issued during the three months ended March 31, 2004. No dividends were declared during the three months ended March 31, 2004.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to ensure a new source of products for the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements.

The Company finances its working capital needs from cash flow from operations as well as borrowings under short-term credit facilities with a local commercial bank. As of March 31, 2004, the Company had a short-term credit facility of $2.5 million, of which approximately $115,500 was available as of that date. This credit facility is secured by the Company's trade accounts receivable and inventories.

During the fourth quarter of 2003, the Company implemented a cost containment program designed to reduce expenses. As part of this program, the Company reduced its labor costs through a reduction in head count by approximately 10.0% during 2003, and by approximately 10.9% during 2004. The results of the cost containment program began to have a positive impact on the Company's results of operations during the first quarter of the year 2004.

The Company is exploring other alternatives to increase its liquidity including, but not limited to, (1) an increase in its short-term credit facilities, and (2) the sale of preferred stock to a limited number of investors in a private placement transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

Disclosure Control and Procedures
---------------------------------

As of March 31, 2004, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                           PART II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On October 20, 2003, Mr. Fernando Rodriguez, the former President and Chief Operating Officer of the Company, brought a civil action in the U.S. District Court of Puerto Rico against the Company. The complaint was subsequently filed and amended to include Michael J. Spector, the Chief Executive Officer of the Company as a defendant, and who was served with process on March 24, 2004.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
        --------------------------------------------------------------
        EQUITY SECURITIES.
        ------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
          ------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits
          --------

          Exhibit 31 (a) CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act.

          Exhibit 31 (b) CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act.

          Exhibit 32 (a) CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act.

          Exhibit 32 (b) CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act.

     (b) Reports on Form 8-K.  (i) Current report on Form 8-K dated
         -------------------
         January  7, 2004,  reporting  under items 7 and 9 the removal of
         J. Fernando Rodriguez as a director of the company.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      MARGO CARIBE, INC.




Date:  May 14, 2004               By: /s/ Michael J. Spector
       ------------               ----------------------------
                                         Michael J. Spector,
                                      President,  Chairman of  the
                                   Board and Chief Executive Officer




Date:  May 14, 2004                By: /s/ Juan B. Medina
       ------------                -----------------------
                                         Juan B. Medina,
                                         Senior Vice President and
                                         Chief Financial Officer