Form 10-Q
period 2004-06-30
MARGO CARIBE INC
filed 2004-08-13
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2004


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

                           YES            NO    X
                                             -------

The  registrant  had  2,204,739  shares  of  common  stock,   $.001  par  value,
outstanding as of July 12, 2004.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE FIRST QUARTER ENDED June 30, 2004
                                TABLE OF CONTENTS

                                     PART I

                                                               Page
                                                               ----
ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         --------------------

          Condensed Consolidated Balance Sheets                 4

          Condensed Consolidated Statements of Operations       5

          Condensed Consolidated Statement of Shareholders'
          Equity                                                6

          Condensed Consolidated Statements of Cash Flows       7

          Notes to Condensed Consolidated Financial
           Statements                                           8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         -----------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION                19
          -------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
          MARKET RISK                                          27
          -----------

ITEM 4.  CONTROL AND PROCEDURES                                28
         ----------------------

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                     28
         -----------------

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         --------------------------------------------------
         PURCHASES OF EQUITY SECURITIES                        29
         -------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       29
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         -------------------------------
          OF SECURITY HOLDERS                                  29
          -------------------

ITEM 5.  OTHER INFORMATION                                     29
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      29
         --------------------------------

                           SIGNATURES                          30
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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, natural disasters, competitive and regulatory factors, legislative changes and regulatory or judicial proceedings, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstance after the date of such statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                 2004           2003
                                                 ----           ----
Current Assets:
  Cash and equivalents                        $  885,106   $  446,891
  Accounts receivable, net                     1,533,780    1,225,039
  Inventories                                  2,844,709    3,192,357
  Due from related entity                         64,249      170,800
  Deferred tax asset                              11,400       11,400
  Prepaid expenses and other current assets      165,779      334,685
                                              ----------   ----------
     Total current assets                      5,505,023    5,381,172

  Property and equipment, net                  2,400,749    2,292,511
  Land held for future development             1,105,627    1,105,627
  Investment in unconsolidated subsidiary        474,896      253,159
  Notes receivable                                22,164       22,164
  Distribution rights                            100,000      100,000
  Other assets                                     4,349        4,349
                                              ----------   ----------

     Total assets                             $9,612,808   $9,158,982
                                              ==========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt           $  143,178   $  143,178
  Notes payable                                2,854,787    2,685,359
  Note payable to shareholder                    500,000         --
  Accounts payable                               779,930      735,203
  Accrued expenses                               118,101      228,204
                                              ----------   ----------
     Total current liabilities                 4,395,996    3,791,944
Other liabilities                                112,104       66,813
Long-term debt, net of current portion           110,058      187,073
                                              ----------   ----------
     Total liabilities                         4,618,158    4,045,830
                                              ----------   ----------

Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued               --           --
  Common stock, $.001 par value; 10,000,000
    shares  authorized,  2,244,459 and
    2,198,709 shares  issued,  2,204,739 and
    2,158,989  shares  outstanding  as of
    June  30,  2004  and  December  31,  2003,
    respectively                                   2,244        2,199
  Additional paid-in capital                   5,697,559    5,523,781
  Retained earnings (deficit)                   (382,979)    (192,446)
  Deferred stock compensation                   (225,886)    (124,094)
  Treasury stock, 39,800 common shares, at
    cost                                         (96,288)     (96,288)
                                              ----------   ----------
     Total shareholders' equity                4,994,650    5,113,152
                                              ----------   ----------
     Total liabilities and shareholders'
     equity                                   $9,612,808   $9,158,982
                                              ===========  ==========
     See accompanying notes to condensed consolidated financial statements.



                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods ended June 30, 2004 and 2003
                                   (Unaudited)


                                                      Three Months ended June 30,   Six Months ended June 30,
                                                      --------------------------    --------------------------
                                                          2004         2003             2004           2003
                                                      -----------    -----------    -----------    -----------
  Net sales                                           $ 1,950,699    $ 2,155,320    $ 4,138,080    $ 4,650,825

  Cost of sales                                         1,422,219      1,407,660      2,823,442      3,023,630
                                                      -----------    -----------    -----------    -----------

     Gross profit                                         528,480        747,660      1,314,638      1,627,195

  Selling, general and administrative expenses            787,447        784,544      1,610,975      1,655,722
  Costs related to consolidating nursery facilities            --        142,903             --        142,903
                                                      -----------    -----------    -----------    -----------

      Loss from operations                               (258,967)      (179,787)      (296,337)      (171,430)
                                                      -----------    -----------    -----------    -----------
  Other income (expense):
    Interest income                                         1,506          2,224          3,473          5,716
    Interest expense                                      (24,686)       (16,151)       (48,047)       (32,390)
    Gain on collection of note receivable
     previously written down                                   --             --             --         25,000
    Equity in earnings of unconsolidated subsidiary        20,311         18,369         46,737         20,923
    Commissions and fees from unconsolidated
     subsidiary                                            36,315         37,672         84,867         50,877
    Miscellaneous income                                   13,030         15,189         18,774         24,124
                                                      -----------    -----------    -----------    -----------

                                                           46,476         57,303        105,804         94,250
                                                      -----------    -----------    -----------    -----------

Loss before provision for income tax                     (212,491)      (122,484)      (190,533)       (77,180)

Income tax provision                                           --             --             --             --
                                                      -----------    -----------    -----------    -----------

Net loss                                              $  (212,491)   $  (122,484)   $  (190,533) $     (77,180)
                                                      ===========    ===========    ===========    ===========

Basic loss per common share                           $     (0.10)   $     (0.06)   $     (0.09)   $     (0.04)
                                                      ===========    ===========    ===========    ===========

Diluted loss per common share                         $     (0.10)   $     (0.06)   $     (0.09)   $     (0.04)
                                                      ===========    ===========    ===========    ===========
          See accompanying notes to condensed consolidated financial statements.




                                                    MARGO CARIBE, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    For the Six Months Ended June 30, 2004
                                                                 (Unaudited)

                     Outstanding
                        Common       Common        Additional      Deferred      Retained
                        Stock        Stock       Paid-in Capital     Stock       Earnings       Treasury
                        Shares       Amount         Capital       Compensation   (Deficit)        Stock        Total
                        ------       ------         -------       ------------   ---------        -----        -----
Balance at
  December 31, 2003     2,158,989       $ 2,199   $ 5,523,781    ($ 124,094)    ($ 192,446)     ($ 96,288)  $ 5,113,152
Issuance of common
stock from exercise
  Of stock options         19,250            19        46,604            --             --             --        46,623
Issuance of common
stock under
  restricted stock
  plan                     26,500            26       127,174      (127,200)            --             --            --
Restricted stock
amortized to
operations                     --            --            --        25,408             --             --         25,408
Net loss                       --            --            --            --       (190,533)            --       (190,533)
                      -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at
  June 30, 2004         2,204,739       $ 2,244   $ 5,697,559   ($  225,886)   ($  382,979)   ($   96,288)   $ 4,994,650
                      ===========   ===========   ===========   ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                          2004            2003
                                                          ----            ----
Cash flows from operating activities:
Net loss                                             ($  190,533)    $  (77,180)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                        196,799        211,646
    Provision for bad debts                                   --         24,500
    Loss on disposition of property and Equipment             --         64,852
    Gain from collection of note receivable                   --        (25,000)
    Deferred stock compensation                           25,408             --
    Equity in earnings of unconsolidated
     subsidiary                                          (46,737)       (20,923)
  Changes in assets and liabilities affecting cash
   flows from operating activities:
     Decrease (increase) in:
      Accounts receivable                               (308,741)       366,316
      Inventories                                        347,648         66,570
      Due from related entity                            106,551        (26,720)
      Prepaid expenses and other current assets          168,906         71,675
      Other assets                                            --        (20,008)
     Increase (decrease) in:
      Accounts payable                                    44,727       (287,836)
      Accrued expenses                                  (110,103)         1,070
      Other liabilities                                   45,291         (7,424)
                                                     -----------    -----------
Net cash provided by operating activities                279,215        341,538
                                                     -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                  (305,037)    (1,143,406)
   Investment in unconsolidated subsidiary              (175,000)      (160,000)
   Proceeds from collection of notes receivable               --         25,000
                                                     -----------    -----------
Net cash used in investing activities                   (480,037)    (1,278,406)
                                                     -----------    -----------

Cash flows from financing activities:
   Increase in notes payable                             835,000        200,000
   Repayment of notes payable                           (165,572)            --
   Issuance of common stock from exercise
     of stock options and stock grants                    46,623         21,366
   Proceeds from long-term debt                          109,720
   Repayments of long-term debt                          (77,015)       (74,169)
                                                     -----------    -----------
Net cash provided by financing activities                639,036        256,917
                                                     -----------    -----------
Net increase (decrease) in cash and equivalents          438,215       (679,951)
Cash and equivalents at beginning of period              446,891      1,417,879
                                                     -----------    -----------
Cash and equivalents at end of period                $   885,106    $   737,928
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Periods Ended June 30, 2004 and 2003
                                   (Unaudited)


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

The preparation of interim financial statements relies on estimates. Therefore, the results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

During the period ended June 30, 2004, the Company granted 26,500 shares of restricted common stock at a market value of $4.80 per share under the Margo Caribe, Inc. 2003 Restricted Stock Plan to certain employees and certain members of senior management. During the year ended December 31, 2003, the Company granted 17,500 of restricted common stock at a market value of $7.25 per share under the Margo Caribe, Inc. 2003 Restricted Stock Plan to members of senior management. The shares of restricted stock shall vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established by the market price on the date of grant. Deferred stock compensation is charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders' equity and is being amortized prorata over the vesting period. During the six months ended June 30, 2004, and during the second quarter ended June 30, 2004, the Company recognized $25,408 and $6,344, repectively, in selling, general and administrative expenses related to the grants. The unamortized portion remaining in shareholders' equity at June 30, 2004 was $225,886.

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

Stock options outstanding as of June 30, 2004 and December 31, 2003 amounted to 110,550 and 129,800, respectively, at the end of each period. During the six months ended June 30,2004 and 2003, no stock options were granted.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                   Three Months Ended June 30,  Six Months Ended June 30,
                   ---------------------------  --------------------------
                            2004       2003          2004       2003
                            ----       ----          ----       ----

Risk-free interest rate     5.28%      5.36%         5.28%      5.36%

Average life of options     10 yrs.    10 yrs.       10 yrs.    10 yrs.

Volatility                  4.46%      50.00%        22.80%     65.00%

Dividend yield              0.00%       0.00%        0.00%      0.00%

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per share were as follows:



                      Three Months Ended June 30,   Six Months Ended June 30,
                      ---------------------------   -------------------------
                             2004        2003        2004       2003
                             ----        ----        ----       ----
Net loss
   as reported            $(212,491)  $(122,484)  $(190,533) $(77,180)
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                  (5,123)   (13,386)     (12,262)  ( 29,243)
                          ---------- ----------  ----------- ---------
Pro forma net loss        $(217,614) $(135,870)   $(202,795) $(106,423)
                          ========== ==========   ========== ==========
Earnings per share:
 Basic - as reported         $(0.10)    $(0.06)      $(0.09)    $(0.04)
                             =======     ======      =======    =======
 Basic - pro forma           $(0.10)    $(0.07)      $(0.09)    $(0.05)
                             =======    =======      =======    =======
 Diluted - as reported       $(0.10)    $(0.06)      $(0.09)    $(0.04)
                             =======    =======      =======    =======
 Diluted - pro forma         $(0.10)    $(0.07)      $(0.09)    $(0.05)
                             =======    =======      =======    =======

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

Note 4 - New Accounting Pronouncements
--------------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if these occur, receive a majority of the entity's expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). The Company applied FIN 46R as of the first interim or annual period ended after March 15, 2004. The implementation of FIN 46R did not have a significant effect on the Company's financial position or results of operations.

Note 5 - Inventories
--------------------

At June 30, 2004 and December 31, 2003, inventories included the following:

         Description                     2004            2003
-------------------------------         ------         -------

Plant material                      $  2,131,363    $  2,388,460
Lawn and garden products                 422,349         313,001
Raw materials and supplies               290,997         490,896
                                    ------------    ------------

                                    $  2,844,709    $  3,192,357
                                    ============    ============

Note 6 - Property and Equipment
-------------------------------

At June 30, 2004 and December 31, 2003, property and equipment included the following:

          Description                2004             2003
-----------------------------     ----------      -----------

Leasehold improvements            $ 2,686,326     $ 2,412,363
Equipment and fixtures              1,690,399       1,659,325
Transportation equipment              809,206         809,206
Real estate property                  224,327         224,327
                                  -----------     -----------
                                    5,410,258       5,105,221
Less accumulated depreciation
  and amortization                 (3,009,509)    (2,812,710)
                                  ------------   ------------

                                  $ 2,400,749     $ 2,292,511
                                  -----------     -----------

Depreciation expense for the six months ended June 30, 2004 and 2003 amounted to approximately $197,000 and $212,000, respectively.

Note 7 - Investment in Unconsolidated Subsidiary
------------------------------------------------

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

The Company has accounted for its investment in Salinas using the equity method of accounting. At June 30, 2004 and December 31, 2003, and for the six-month periods ended June 30, 2004 and 2003, Salinas' unaudited condensed financial position and results of operations information was as follows:

                 Assets                                 2004          2003
                 ------                               -------       -------

               Current assets                        $1,801,318   $1,430,763
               Property and equipment, net              810,179      821,918
                                                     ----------   ----------
                                                     $2,611,497   $2,252,681
                                                     ==========   ==========
   Liabilities and Shareholders' Equity
   ------------------------------------
      Current liabilities                            $  428,554   $  735,090
               Long-term liabilities                    758,335      758,335
                                                     ----------   ----------
               Total liabilities                      1,186,889    1,493,425
               Shareholders' equity                   1,424,608      759,256
                                                     ----------   ----------
               Total liabilities and shareholders'
                equity                               $2,611,497   $2,252,681
                                                     ==========   ==========

                  Company's share of equity          $  474,896   $  253,159
                                                     ==========   ==========

   Results of Operations                                 2004        2003
   ---------------------                                ------     -------

    Sales                                              $567,903   $239,069
    Cost of sales                                       232,586    101,753
                                                       --------   --------
    Gross profit                                        335,317    137,316

    General and administrative expenses                 194,965     74,483
                                                       --------   --------

       Net income                                      $140,352   $ 62,833
                                                       ========   ========

    Company's share of net income                      $ 46,737   $ 20,923
                                                       ========   ========

For the six months ended June 30, 2004, the change in the Company's investment in Salinas Holdings, Inc., was as follows:

                  Description                           Amount
         ----------------------------                 ---------
          Balance at December 31, 2003                $ 253,159
          Additional investment                         175,000
          Equity in earnings of
           unconsolidated subsidiary for 2004            46,737
                                                      ---------
          Balance at June 30, 2004                    $ 474,896
                                                      =========

Note 8 - Income per Common Share

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

Basic and diluted income per common share for the three and six month periods ended June 30, 2004 and 2003 were determined as follows:




                                                Three Months                 Six Months
                                                ended June 30,               ended June 30,
                                        --------------------------    --------------------------
Basic loss per common share:                2004           2003           2004           2003
---------------------------             -----------    -----------    -----------    -----------
 Net loss attributable to
  common shareholders                   $  (212,491)   $  (122,484)   $  (190,533)   $   (77,180)
                                        ===========    ===========    ===========    ===========

 Weighted average number of common
  shares outstanding                      2,193,470      2,084,289      2,190,004      2,082,089
                                        ===========    ===========    ===========    ===========

 Basic loss per common share            $     (0.10)   $     (0.06)   $     (0.09)   $     (0.04)
                                        ===========    ===========    ===========    ===========
Diluted loss per common share:
-----------------------------
 Net loss attributable to
  common shareholders                   $  (212,491)   $  (122,484)   $  (190,533)   $   (77,180)
                                        ===========    ===========    ===========    ===========
 Weighted average number of common
  shares outstanding                      2,193,470      2,084,289      2,190,004      2,082,089
 Plus incremental shares from assumed
  exercise of stock options (1)                  --             --             --             --
                                        -----------    -----------    -----------    -----------
 Adjusted weighted average shares         2,193,470      2,084,289      2,190,004      2,082,289
                                        ===========    ===========    ===========    ===========
 Diluted loss
  per common share                      $     (0.10)   $     (0.06)   $     (0.09)   $     (0.04)
                                        ===========    ===========    ===========    ===========

(1)For the three and six month periods ended June 30,2004 and 2003, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus no incremental shares were added to the weighted average number of common shares outstanding for the periods.


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


                                           Three Months ended June 30, 2004
                        ----------------------------------------------------------------------
                                           Lawn &
                           Plants          Garden      Landscaping     Real Estate    Totals
                                          Products
                        ----------------------------------------------------------------------
Revenue from
  external customers    $   644,503    $   828,910    $   477,286          $--     $ 1,950,699
Intersegment
  revenues                   61,470         13,406             --           --          74,876
Interest income               1,506             --             --           --           1,506
Interest expense             24,686             --             --           --          24,686
Depreciation and
  amortization               66,079         19,226         13,419           --          98,724
Segment income (loss)      (328,156)        29,465         86,200           --        (212,491)

                                           Three Months ended June 30,2003
                        ----------------------------------------------------------------------
                                           Lawn &
                           Plants          Garden      Landscaping     Real Estate    Totals
                                          Products
                        ----------------------------------------------------------------------
Revenue from
  external customers    $  953,330     $  916,521     $  285,469           $--     $ 2,155,320
Intersegment
  revenues                  30,633          2,135             --            --          32,768
Interest income              2,224             --             --            --           2,224
Interest expense            16,151             --             --            --          16,151
Depreciation and
  Amortization              33,729         17,621         22,391            --          73,741
Segment income (loss)      (98,707)        52,571        (76,348)                     (122,484)


                                           Six Months ended June 30, 2004
                         ----------------------------------------------------------------------
                                           Lawn &
                            Plants         Garden      Landscaping     Real Estate    Totals
                                          Products
                         ----------------------------------------------------------------------
Revenue from
  external customers    $ 1,443,363    $ 1,721,953    $   972,764          $--     $ 4,138,080
Intersegment
  revenues                  132,153         14,719             --           --         146,872
Interest income               3,473             --             --           --           3,473
Interest expense             48,047             --             --           --          48,047
Depreciation and
  amortization              132,163         37,312         27,324           --         196,799
Segment income (loss)      (388,476)        85,365        112,578           --        (190,533)
Segment assets            6,691,133      1,311,389        504,659    1,105,627       9,612,808
Expenditures for
  segment assets            274,560         30,477             --           --         305,037





                                           Six Months ended June 30,2003
                        ----------------------------------------------------------------------

                                           Lawn &
                            Plants         Garden      Landscaping     Real Estate    Totals
                                          Products
                        ----------------------------------------------------------------------
Revenue from
  external customers    $ 2,209,513    $ 1,751,864    $   689,448          $--     $ 4,650,825
Intersegment
  revenues                  100,489          9,512            --            --         110,001
Interest income               5,716             --            --            --           5,716
Interest expense             32,390             --            --            --          32,390
Depreciation and
  amortization              135,995         38,816        36,835            --         211,646
Segment income (loss)        11,882         82,462      (171,524)           --         (77,180)
Segment assets            6,976,345        984,547       615,234     1,105,627       9,681,753
Expenditures for
  segment assets            988,732             --       154,674            --       1,143,406


Note 10 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

a)  Non-Cash Investing Activities
    -----------------------------

There were no non-cash investment activities during the six months ended June 30, 2004.

During the six months ended June 30, 2003, the Company purchased various vehicles amounting to approximately $139,000 by assuming a related debt for approximately $110,000.

b) Other Cash Flow Transactions
   ----------------------------

Other cash flow transactions for the six months ended June 30, 2004 and 2003, include interest payments amounting to approximately $23,000 and $33,000, respectively. There were no income tax payments for the six months ended June 30, 2004 and 2003.

During the second quarter ended June 30, 2004, the Company received $500,000 as an unsecured loan from its major shareholder. This loan pays interest monthly at the prevailing Citibank, N.A. prime rate and the principal amount is payable on January 3, 2005. Margo did not pay any commitment fee or commission in connection with the loan. Margo's Board of Directors believes that the terms and conditions of the loan are at least as favorable to Margo as those could have been obtained from an unaffiliated third party.

During  the  second  quarter  ended  June  30,  2004,   the  Company   collected
approximately $75,000, from an account receivable that had been previously written off.

Note 11 - Major Customers
-------------------------

During the six months ended June 30, 2004 and 2003, the Company's single largest customer accounted for approximately 39% ($1,631,000) and 38% ($1,763,000), respectively, of the Company's net sales. There were no other customers accounting for 10% or more of the Company's net sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         --------------------------------------------------

         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------
OVERVIEW
--------

Margo Caribe, Inc., and its subsidiaries (collectively referred to as the "Company") are in the business of growing, distributing and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and, also, landscaping design and installation services. In addition, since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico and Mexico. The Company's real estate development division is involved in seeking the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Company's operations include Margo Caribe, Inc. (the holding company) and its subsidiaries, Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Margo Flora, Inc., Garrochales Construction and Development Corporation, and Margo Development Corporation, all Puerto Rico corporations.

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its nursery facility located in Vega Alta, Puerto Rico, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, retailers, chain stores and landscapers primarily located in Puerto Rico and the Caribbean. Prior to July 1, 2003, the Company operated an additional nursery farm in Barranquitas, Puerto Rico, that produced orchids, bromeliads, anthuriums, spathiphylum and poinsettias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003.

As a bona fide agricultural enterprise, Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Landscaping provides landscaping, maintenance and design services to customers in Puerto Rico.

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.), and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Tel-Com decorative pottery, Crysalia plastic pottery, DEROMA Italian terracotta pottery, North American Outdoor Products, and Les Carrieres de la Pierre Bleue Belge, S.A. Garden Products also markets and merchandises Ortho and Round-Up brand products for the Scotts Company at all Home Depot stores operating in Puerto Rico and the United States Virgin Islands.

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

PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico"). These operations are conducted at a 92-"cuerda" (a "cuerda" equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

Until June 30, 2003, the Company also operated a 13-"cuerda" nursery in Barranquitas, Puerto Rico. Effective July 1, 2003, the Company consolidated the Barranquitas operation into its Vega Alta nursery farm.

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

In December 2000, the Company purchased approximately 109 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000. The carrying value as of June 30, 2004 of approximately $1,106,000 includes approximately $118,000 of capitalized interest, design and other permit-phase costs. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes in this project. However, the Company cannot give any assurance as to how long it will take to obtain the necessary permits to develop the project or whether said permits will in fact be obtained.

RESULTS OF OPERATIONS  FOR THE SIX MONTHS AND SECOND QUARTER ENDED JUNE 30, 2004
---------------------  ---------------------------------------------------------

AND 2003
--------

For a discussion regarding Margo Caribe Inc.'s critical accounting policies, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", under Item 7 of Margo Caribe, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

SUMMARY
-------

For the six months ended June 30, 2004, the Company had a net loss of approximately $191,000, compared to a net loss of approximately $77,000 for the same period in the year 2003. These amounts represent a diluted loss per common share of $(0.09) and $(0.04) for the six months ended June 30, 2004 and 2003, respectively. The net loss for the six months ended June 30, 2004, reflected profits from the lawn & garden segment, and the landscaping segment that were offset by a net loss in the plants segment.

For the second quarter ended June 30, 2004, the Company had a net loss of approximately $212,000 or $(0.10) per share (diluted), compared to net loss of approximately $122,000 or $(0.06) per share (diluted) for the same period in 2003.

The plants segment's net loss was approximately $388,000 for the six months ended June 30, 2004, compared to a net income of approximately $12,000 for the six months ended June 30, 2003. The plants segment's net loss was approximately $328,000 for the second quarter ended June 30, 2004, compared to a net loss of approximately $99,000 for the second quarter ended June 30, 2003. The net loss from the plants segment for the six months and second quarter ended June 30, 2004, was mainly attributable to a decrease in net sales of approximately $767,000 and $308,000, respectively. Also, the net loss from the plant segment was mainly due to a decrease in gross margin of approximately 72.7% for the six months ended June 30, 2004, and 113.2% for the quarter ended June 30, 2004.

The total net sales from the plants segment was approximately $1,443,000 for the six months ended June 30, 2004 compared to approximately $2,210,000 in net sales for the six months ended June 30, 2003. The total net sales from the plants segment was  approximately  $645,000 for the second  quarter ended June 30, 2004 compared to approximately $953,000 in net sales for the second quarter ended June 30, 2003. The gross margin from the plants segment was approximately 8.1% for the six months ended June 30, 2004, compared to approximately 29.6% for the six months ended June 30, 2003. The gross margin from the plants segment was approximately -4.5% for the second quarter ended June 30, 2004, compared to approximately 33.9% for the second quarter ended June 30, 2003. Offsetting the loss of the plants segment for the six months and second quarter ended June 30, 2004, were commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) for the amount of approximately $132,000 for the six months ended June 30, 2004 and $57,000 for the second quarter ended June 30, 2004.

The landscaping segment's net income was approximately $113,000 for the six months ended June 30, 2004, compared to a net loss of approximately $172,000 for the six months ended June 30, 2003. The landscaping segment's net income was approximately $86,000 for the second quarter ended June 30, 2004, compared to a net loss of approximately $76,000 for the second quarter ended June 30, 2003. The 2004 net income of the landscaping segment includes the collection of $75,000, approximately, from an account receivable that had been previously written off. Gross revenues from the landscaping segment were approximately
$973,000 for the six months ended June 30, 2004, compared to approximately $689,000 for the six months ended June 30, 2003. Gross revenues from the landscaping segment were approximately $477,000 for the second quarter ended June 30, 2004, compared to approximately $285,000 for the second quarter ended

June 30, 2003. The gross margin from the landscaping segment was approximately 33.2% for the six months ended June 30, 2004, compared to approximately 13.8% for the six months ended June 30, 2003. The gross margin from the landscaping segment was approximately 30.7% for the second quarter ended June 30, 2004, compared to approximately 14.7% for the second quarter ended June 30, 2003.

The lawn & garden segment's net income was approximately $85,000 for the six months ended June 30, 2004, compared to a net income of approximately $82,000 for the six months ended June 30, 2003. The lawn & garden segment's net income was approximately $29,000 for the second quarter ended June 30, 2004, compared to a net income of approximately $53,000 for the second quarter ended June 30, 2003. Net sales from the lawn & garden segment were approximately $1,722,000 for the six months ended June 30, 2004, compared to approximately $1,752,000 for the six months ended June 30, 2003. Net sales from the lawn & garden segment were approximately $829,000 for the second quarter ended June 30, 2004, compared to approximately $917,000 for the second quarter ended June 30, 2003. The gross margin from the lawn & garden segment was approximately 50.8% for the six months ended June 30, 2004, compared to approximately 43.9% for the six months ended June 30, 2003. The gross margin from the lawn & garden segment was approximately 49.4% for the second quarter ended June 30, 2004, compared to approximately 44.1% for the second quarter ended June 30, 2003.

Sales
-----

The Company's consolidated net sales for the six months ended June 30, 2004, were approximately $4,138,000, compared to approximately $4,651,000 for the six months ended June 30, 2003, representing an overall decrease of approximately $513,000 or 11.0%. The Company's consolidated net sales for the second quarter ended June 30, 2004, were approximately $1,951,000, compared to approximately $2,155,000 for the second quarter ended June 30, 2003, representing an overall decrease of approximately $204,000 or 9.5%.

The decrease in net sales for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, was mainly the result of a reduction in net sales from the plants segment of approximately $767,000 or 34.7%, and $308,000 or 32.3%, respectively. Also, the lawn and garden segment had a decrease in net sales for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, of $30,000 or 1.7%, and $88,000 or 9.6%, respectively. Offsetting these decreases was increase in revenues from the landscaping segment. Increase in revenues from the landscaping segment for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, was $284,000 or 41.2%, and $192,000 or 67.4%, respectively.

The plants segment's decrease in net sales for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, was mainly due to the lack of availability of certain plants including, orchids, anthurium, spathifyllum and arecas palms, which recorded high sales in the first semester of the year 2003. Most of these plants are currently being grown and will become available for sale later in the year 2004 and early in the year 2005. At the same time, the Company is placing emphasis in the marketing of bedding and other plants which mature more rapidly and become available for sale in a shorter period. Also, the Company is purchasing certain plants from local growers for resale, as needed. Recently, the Company entered into an agreement with a specialized local grower who will produce high quality areca palms at a lower cost. This will allow us to establish a more profitable sales price on such a high moving item. On the other hand, the Company will grow and reintroduce into the market some of the most popular plants in the last decades. We expect these crops to generate increased sales and high gross profits.

The lawn & garden segment's decrease in net sales for the six months ended June 30, 2004 and for the quarter ended June 30, 2004, was mainly due to the excessive rains experienced during the second quarter since the products with the greatest consumer demand (mulch, nuggets and potting soil) are subject to erosion. Consumers tend not to purchase these products during rainy season.

The landscaping segment's increase in revenues for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, was mainly due to the adjustments in pricing for old contracts as well as the results of new contracts (private and governmental) signed during these periods.

Gross Profit
------------

The gross profit for the six months ended June 30, 2004, was approximately 31.8% of net sales compared to approximately 35.0% for the same period in the year 2003. The gross profit for the second quarter ended June 30, 2004, was approximately 27.1% of net sales compared to approximately 34.7% for the same period in the year 2003. Offsetting the gross profit for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, was the decline in gross profit of the plants segment of approximately 72.7% and approximately 113.2%, respectively. Gross profits by segment for the six months ended June 30, 2004 and 2003, and for the second quarter ended June 30 ,2004 and 2003,are shown below:

--------------  ----------------------------------------------------------------
Segment         Quarter ended   Quarter ended  Six months ended Six months ended
                June 30, 2004   June 30, 2003   June 30, 2004     June 30, 2003
--------------  ----------------------------------------------------------------
Plants                  -4.5%           33.9%             8.1%           29.6%
--------------  ----------------------------------------------------------------
Landscaping             30.7%           14.7%            33.2%           13.8%
--------------  ----------------------------------------------------------------
Lawn & Garden           49.4%           44.1%            50.8%           43.9%
--------------  ----------------------------------------------------------------

The plants segment's gross profit for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, was significantly lower than the gross profit for the same periods in the year 2003, principally due to lower margin in sales to some customers and contractors. At the end of the year 2003, a portion of the plant materials was classified as unsaleable and marked for dumping. During the first six months of the year 2004, part of this plant material was sold at cost or below cost in order to reduce the inventory loss and generate cash. The Company expects to sell additional amounts of this plant material in the same manner throughout the remainder of the year 2004.

The landscaping segment's gross profit improved significantly in comparison with that for the same periods in the year 2003 mainly due to improved efficiency in project and maintenance management. This improvement is related to the operational changes realized during the fourth quarter of 2003 and at the beginning of the first quarter of 2004.

The lawn & garden segment's gross profit improved in comparison with the same periods for the year 2003 mainly due to the increase in sales of mulch and potting soil, whose profit margins are high.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $1,611,000 and $1,656,000 for the six months ended June 30, 2004 and 2003, respectively. This represents approximately a 2.7% or $45,000 decrease in comparison with the same period for year 2003. This decrease is related to the cost containment program established at the end of the year 2003 which includes, among others, the reduction of payroll expenses and better utilization of existing resources.

SG&A for the second quarter ended June 30, 2004, remained comparable to the same period in 2003.

Costs Related to Consolidating Nursery Facilities
-------------------------------------------------

Until June 30, 2003, the Company also operated a 13 acre nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacated the facility by June 30, 2003. As a result, on July 1, 2003, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm.

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities in its Vega Alta nursery operation amounted to approximately $143,000 during the six month ending June 30, 2003.

Other Income and Expenses
-------------------------

Interest income for the six-month period ended June 30, 2004, was approximately $3,000, compared to approximately $6,000, for the six months ended June 30, 2003. Interest income for the second quarter ended June 30, 2004,remainded comparable to the second quarter ended June 30,2003. Interest income is derived from a $500,000 certificate of deposit.

Interest expense for the six months ended June 30, 2004, and for the second quarter ended June 30, 2004, increased by $16,000 and $9,000, approximately, when compared with the same periods in 2003. This increase is related to the increase in short-term borrowings used to fund the Company's operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

Participation in income of unconsolidated subsidiary and commissions' income from unconsolidated subsidiary increased approximately $26,000 and $34,000, respectively, for the six months ended June 30, 2004. Increases are related to the increase in net income of the unconsolidated joint venture (Salinas Holdings, Inc.) and the increase in sales on Salinas' business.

Participation in income of unconsolidated subsidiary and commissions' income from unconsolidated subsidiary for the second quarter ended June 30, 2004, remained comparable to the same period of 2003.

FINANCIAL CONDITION
-------------------

The Company's  current ratio decreased to 1.25 to 1 on June 30, 2004 compared to
1.42 to 1 on December 31, 2003. The decrease in the current ratio is principally due to cash outflows used for investing activities and to an increase in short-term borrowings used to finance current operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

On June 30, 2004, total assets were approximately $9,613,000, compared to approximately $9,159,000 in total assets on December 31, 2003. The Company had approximately $885,000 in cash, compared to approximately $447,000 in cash as of December 31, 2003. Accounts receivable increased approximately $309,000 and the investment in unconsolidated subsidiary increased approximately $222,000, compared to December 31, 2003.

Shareholders' equity as of June 30, 2004, decreased by $119,000, as a result of losses incurred for the six-month period then ended, and the amortization of deferred stock compensation of approximately $25,000. The net losses and deferred stock compensation were partially offset with approximately $47,000 received from the exercise of stock options. During the six months ended June

30, 2004, the Company issued 19,250 shares of common stock at a weighted average price of $2.17 in connection with the exercise of stock options. During the six months ended June 30, 2004, the Company issued 26,500 shares of common stock in connection with stock awards. The awards did not result in net proceeds to the Company because the increase in stockholders equity was offset by deferred stock compensation expenses. No dividends were declared during the six months ended June 31, 2004.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to ensure a new source of products for the future.

The Company finances its working capital needs from cash flow of operations as well as borrowings under short-term credit facilities with a local commercial bank. As of June 30, 2004, the Company had a short-term credit facility of $2.5 million, with all amounts thereunder used. This credit facility is secured by the Company's trade accounts receivable and inventories.

During the second quarter ended June 30, 2004, the Company received $500,000 as an unsecured loan from its major shareholder. This loan pays monthly interests at the prevailing Citibank, N.A.'s prime rate and the principal amount is payable on January 3, 2005. Margo did not pay any commitment fee or commission in connection with the loan. Margo's Board of Directors believes that the terms and conditions of the loan are at least as favorable to Margo as those could have been obtained from an unaffiliated third party.

During the fourth quarter of 2003, the Company implemented a cost containment program designed to reduce expenses. As part of this program, the Company reduced its labor costs through a reduction in head count by approximately 10.0% during 2003, and by approximately 11.0% during 2004. The results of the cost containment program began to have a positive impact on the Company's selling, general and administrative expenses during the first semester of the year 2004.

Based on its current situation, the Company, believes that it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company, however, is currently continuing to explore other alternatives to increase its liquidity including, but not limited to, (1) an increase in its short-term credit facilities, and (2) the sale of preferred stock to a limited number of investors in a private placement transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

Disclosure Control and Procedures
---------------------------------

As of June 30, 2004, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Internal Control over Financial Reporting
-----------------------------------------

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On October 20, 2003, Mr. Fernando Rodriguez, the Company's former President and Chief Operating Officer, filed a civil action against the Company before the U.S. District Court for the District of Puerto Rico. The complaint was subsequently amended to include Michael J. Spector, the Company's Chief Executive Officer, as a defendant; service of process as to the amended complaint was executed on March 24, 2004.

The amended complaint states two basic causes of action: (1) an alleged COBRA violation in connection with the dismissal of Mr. Rodriguez from the Company, and; (2) an alleged federal securities law violation in connection with the exercise of employee stock options by Mr. Rodriguez. The complaint also includes various related state law claims. The Company has filed a motion to dismiss both causes of action and believes that it has meritorious defenses as to each.

The Company is also a party to a number of legal proceedings in the ordinary course of its business, none of which, in the opinion of management, will have a material adverse effect on the Company's Financial Condition or Results of Operations.

ITEM 2. CHANGES IN  SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
        ------------------------------------------------------------------------
        SECURITIES.
        -----------

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

                  Exhibit 31 (a) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

                  Exhibit 31 (b) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

                  Exhibit 32 (a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                  Exhibit 32 (b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K.(i)  Current Report on Form 8-K dated March 31,
             --------------------
         2004, reporting under Item 12 the release of the Company's unaudited operating results for the fourth quarter and twelve months ended December 31, 2003. (ii) Current Report on Form 8-K dated May 14, 2004, reporting under Item 12 the release of the Company's unaudited operating results for the three months ended March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MARGO CARIBE, INC.




Date:  August 13, 2004                   By: /s/ Michael J. Spector
       ---------------                   ----------------------------
                                          Michael J. Spector,
                                          President,  Chairman of the
                                          Board,  and Chief Executive
                                          Officer




Date:  August 13, 2004                   By: /s/ Juan B. Medina
       ---------------                   -----------------------
                                          Juan B. Medina,
                                          Senior Vice President and
                                          Chief Financial Officer