Form 10-Q
period 2004-09-30
MARGO CARIBE INC
filed 2004-11-15
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2004


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

The  registrant  had  2,244,539  shares  of  common  stock,   $.001  par  value,
outstanding as of October 29, 2004.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                 FOR THE THIRD QUARTER ENDED September 30, 2004
                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                        Page
                                                                        ----
    ITEM 1.  FINANCIAL STATEMENTS (unaudited)
             --------------------

              Condensed Consolidated Balance Sheets                       4

              Condensed Consolidated Statements of Operations             5

              Condensed Consolidated Statement of Shareholders'
              Equity                                                      6

              Condensed Consolidated Statements of Cash Flows             7

              Notes to Condensed Consolidated Financial
              Statements                                                  8

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             -----------------------------------------------
             OF OPERATIONS AND FINANCIAL CONDITION                       20
             -------------------------------------

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             ----------------------------------------------
             MARKET RISK                                                 30
             -----------

    ITEM 4.  CONTROL AND PROCEDURES                                      31
             ----------------------

                                     PART II
                                     -------

    ITEM 1.  LEGAL PROCEEDINGS                                           31
             -----------------

    ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
             -------------------------------------------------
             PURCHASES OF EQUITY SECURITIES                              32
             ------------------------------

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             32
             -------------------------------

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
             -------------------------------
             OF SECURITY HOLDERS                                         32
             -------------------

    ITEM 5.  OTHER INFORMATION                                           32
             -----------------

    ITEM 6.  EXHIBITS
             --------                                                    32


                                   SIGNATURES                            33
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

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                          2004          2003
                                                      ----------     -----------
Current Assets:
  Cash and equivalents                               $   959,596    $   446,891
  Accounts receivable, net                             1,667,313      1,225,039
  Inventories                                          2,830,477      3,192,357
  Due from related entity                                103,076        170,800
  Deferred tax asset                                      11,400         11,400
  Prepaid expenses and other current assets              178,003        334,685
                                                      ----------     -----------
     Total current assets                              5,749,865      5,381,172

  Property and equipment, net                          2,377,893      2,292,511
  Land held for future development                     1,131,127      1,105,627
  Investment in unconsolidated subsidiary                505,547        253,159
  Notes receivable                                        22,164         22,164
  Distribution rights                                    100,000        100,000
  Other assets                                             4,349          4,349
                                                      ----------     -----------

     Total assets                                    $ 9,890,945    $ 9,158,982
                                                      ==========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $   143,178    $   143,178
  Notes payable                                        2,563,501      2,685,359
  Note payable to shareholder                          1,000,000           --
  Accounts payable                                     1,091,263        735,203
  Accrued expenses                                       222,012        228,204
                                                      ----------     -----------
     Total current liabilities                         5,019,954      3,791,944
Other liabilities                                        142,794         66,813
Long-term debt, net of current portion                    71,383        187,073
                                                      ----------     -----------
     Total liabilities                                 5,234,131      4,045,830
                                                      ==========     ===========
Shareholders' equity:
  Preferred stock, $0.01 par value; 250,000
    shares authorized, no shares issued                     --             --
  Common stock, $.001 par value; 10,000,000
    Shares authorized, 2,244,539 and
    2,198,709 shares issued, 2,204,739
    and 2,158,989 shares outstanding as of
    September 30, 2004 and December 31, 2003, respectively

                                                           2,244          2,199
  Additional paid-in capital                           5,697,559      5,523,781
  Retained earnings (deficit)                           (733,518)      (192,446)
  Deferred stock compensation                           (213,183)      (124,094)
  Treasury stock, 39,800 common shares, at cost
                                                         (96,288)       (96,288)
                                                      ===========    ===========
     Total shareholders' equity                        4,656,814      5,113,152

     Total liabilities and shareholders' equity
                                                     $ 9,890,945    $ 9,158,982
                                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                       MARGO CARIBE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three and Nine Month Periods ended September 30, 2004 and 2003
                                                   (Unaudited)

                                                 Three Months ended September 30 Nine Months ended September 30,
                                                 ------------------------------- -------------------------------
                                                        2004           2003           2004           2003
                                                    ------------   ------------   ------------   ------------
Net sales                                           $ 1,836,334    $ 1,872,773    $ 5,972,031    $ 6,523,598

Cost of sales                                         1,226,612      1,250,132      4,047,672      4,273,763
                                                    ------------   ------------   ------------   ------------

   Gross profit                                         609,722        622,641      1,924,359      2,249,835

Selling, general and administrative expenses            878,714        976,809      2,489,689      2,620,530
Costs related to consolidating nursery facilities          --             --             --          142,903
                                                    ------------   ------------   ------------   ------------

    Loss from operations                               (268,992)      (354,168)      (565,330)      (513,598)
                                                    ------------   ------------   ------------   ------------
Other income (expense):
  Interest income                                         2,094          1,642          5,568          7,357
  Interest expense                                      (29,788)       (22,320)       (77,835)       (54,710)
  Gain on collection of note receivable
   previously written down                                 --             --             --           25,000
  Equity in earnings of unconsolidated subsidiary        30,650         29,303         77,388         50,227
  Commissions from unconsolidated subsidiary             49,940         37,940        134,808         76,817
  Loss from damages caused by Tropical
   Storm Jeanne                                        (140,315)          --         (140,315)          --
  Miscellaneous income                                    5,870          4,883         24,644         29,007
                                                    ------------   ------------   ------------   ------------

                                                        (81,549)        51,448         24,258        133,698
                                                    ------------   ------------   ------------   ------------

Loss before provision for income tax                   (350,541)      (302,720)      (541,072)      (379,900)

Income tax provision                                       --             --             --             --
                                                    ------------   ------------   ------------   ------------

Net loss                                            $  (350,541)   $  (302,720)   $  (541,072)   $  (379,900)
                                                    ============   ============   ============   ============

Basic loss per common share                         $     (0.16)   $     (0.14)   $     (0.25)   $     (0.18)
                                                    ============   ============   ============   ============

Diluted loss per common share                       $     (0.16)   $     (0.14)   $     (0.25)   $     (0.18)
                                                    ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.


                                                       -5-

                                         MARGO CARIBE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     For the Nine Months Ended September 30, 2004
                                                     (Unaudited)
                      Outstanding
                         Common     Common    Additional                    Retained
                         Stock      Stock      Paid-in    Deferred Stock    Earnings       Treasury
                         Shares     Amount     Capital     Compensation     (Deficit)        Stock          Total
                       ---------   -------   -----------   ------------   ------------   ------------   ------------
Balance at
  December 31, 2003    2,158,989   $ 2,199   $ 5,523,781   $  (124,094)   $  (192,446)   $   (96,288)   $ 5,113,152

Issuance of common
stock from exercise
  Of stock options        19,250        19        46,604          --             --             --           46,623

Issuance of common
stock under
restricted stock
plan                      26,500        26       127,174      (127,200)          --             --             --

Restricted stock
amortized to
operations                  --        --            --          38,111           --             --           38,111

Net loss                    --        --            --            --         (541,072)          --         (541,072)
                       ---------   -------   -----------   ------------   ------------   ------------   ------------
Balance at
  September 30, 2004   2,204,739   $ 2,244   $ 5,697,559   $  (213,183)   $  (733,518)   $   (96,288)   $ 4,656,814
                       =========   =======   ===========   ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.







                                                         -6-

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                          2004          2003
                                                     ------------   ------------
Cash flows from operating activities:
Net loss                                             $  (541,072)   $  (379,900)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                        293,833        357,371
    Provision for bad debts                                 --           49,595
    Gain from collection of note receivable                 --          (25,000)
    Deferred stock compensation                           38,111           --
    Equity in earnings of unconsolidated
     subsidiary                                          (77,388)       (50,227)
  Changes in assets and liabilities affecting cash
   flows from operating activities:
     Decrease (increase) in:
      Accounts receivable                               (442,274)       496,000
      Inventories                                        361,880       (203,597)
      Due from related entity                             67,724        (79,625)
      Prepaid expenses and other current assets          156,682          3,512
      Distribution rights                                   --         (100,000)
      Other assets                                          --          (26,904)
     Increase (decrease) in:
      Accounts payable                                   356,060        129,128
      Accrued expenses                                    (6,192)      (114,745)
      Other liabilities                                   75,981         (7,425)
                                                     ------------   ------------
Net cash provided by operating activities                283,345         48,183
                                                     ------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                  (404,715)    (1,355,984)
   Distribution from unconsolidated subsidiary              --          400,000
   Investment in unconsolidated subsidiary              (175,000)      (160,000)
   Proceeds from collection of notes receivable             --           25,000
                                                     ------------   ------------
Net cash used in investing activities                   (579,715)    (1,090,984)
                                                     ------------   ------------

Cash flows from financing activities:
   Increase in notes payable                           1,335,000        350,000
   Repayment of notes payable                           (456,858)          --
   Issuance of common stock from exercise
     of stock options and stock grants                    46,623        150,732
   Proceeds from long-term debt                             --          109,458
   Repayments of long-term debt                         (115,690)      (123,963)
                                                     ------------   ------------
Net cash provided by financing activities                809,075        486,227
                                                     ------------   ------------
Net increase (decrease) in cash and equivalents          512,705       (556,574)
Cash and equivalents at beginning of period              446,891      1,417,879
                                                     ------------   ------------
Cash and equivalents at end of period                $   959,596    $   861,305
                                                     ============   ============


See accompanying notes to condensed consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the Periods Ended September 30, 2004 and 2003
                                   (Unaudited)


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

These interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods covered. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. These statements have been prepared in accordance with the United States Securities and Exchange Commission's instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.

The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

During the period ended September 30, 2004, the Company granted 26,500 shares of restricted common stock at a market value of $4.80 per share under the Margo Caribe, Inc. 2003 Restricted Stock Plan to certain employees and certain members of senior management. During the year ended December 31, 2003, the Company granted 17,500 of restricted common stock at a market value of $7.25 per share under the Margo Caribe, Inc. 2003 Restricted Stock Plan to members of senior management. The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established by the market price on the date of grant. Deferred stock compensation is charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders' equity and is being amortized prorated over the vesting period. During the nine months ended September 30, 2004, and during the third quarter ended September 30, 2004, the Company recognized $38,000 and $13,000, respectively, in selling, general and administrative expenses related to restricted stock grants. The unamortized portion remaining in shareholders' equity at September 30, 2004 was $213,000.

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

Options vest prorated over a period of five years, and become exercisable one year from the date of grant and expire ten years after the date of grant.

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

Stock options outstanding as of September 30, 2004 and December 31, 2003 amounted to 110,550 and 129,800, respectively, at the end of each period. During the nine months ended September 30, 2004 and 2003, no stock options were granted.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

              Three Months Ended September 30,  Nine Months Ended September 30,
             ---------------------------------  --------------------------------
                          2004        2003            2004        2003
                          ----        ----            ----        ----

Risk-free interest rate   5.24%       5.28%           5.24%       5.28%

Average life of options  10 yrs.     10 yrs.         10 yrs.     10 yrs.

Volatility               13.52%      15.44%          27.93%      65.82%

Dividend yield            0.00%       0.00%           0.00%       0.00%

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per share were as follows:

                                Three Months Ended       Nine Months Ended
                                ------------------       -----------------
                                   September 30,           September 30,
                                   -------------           -------------
                                  2004        2003        2004       2003
                                  ----        ----        ----       ----
Net loss
   as reported                 $(350,541)  $(302,720)  $(541,072)  $(379,900)
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                      (4,729)      (5,507)    (13,424)   ( 29,995)
                              -----------  ----------  ----------  ----------
Pro forma net loss            $ (355,270)  $(308,227)  $(554,496)  $(409,895)
                              ===========  ==========  ==========  ==========
Earnings per share:
 Basic - as reported          $    (0.16)  $   (0.14)  $   (0.25)  $  (0.18)
                              ===========  ==========  ==========  =========
 Basic - pro forma            $    (0.16)  $   (0.14)  $   (0.25)  $  (0.19)
                              ===========  ==========  ==========  =========
 Diluted - as reported        $    (0.16)  $   (0.14)  $   (0.25)  $  (0.18)
                              ===========  ==========  ==========  =========
 Diluted - pro forma          $    (0.16)  $   (0.14)  $   (0.25)  $  (0.18)
                              ===========  ==========  ==========  =========


Note 3 - Significant Accounting Policies
----------------------------------------

Use of Estimates
----------------

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

Inventory
---------

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

Note 5 - Inventories
--------------------

At September 30, 2004 and December 31, 2003, inventories included the following:

           Description                   2004             2003
-------------------------------      -----------     ------------

Plant material                      $  2,166,806     $  2,388,460
Lawn and garden products                 344,010          313,001
Raw materials and supplies               319,661          490,896
                                     -----------     ------------

                                    $  2,830,477     $  3,192,357
                                    ============     ============

Note 6 - Property and Equipment
-------------------------------

At September 30, 2004 and December 31, 2003, property and equipment included the following:

          Description                           2004            2003
                                                ----            ----
Leasehold improvements                        2,743,180       2,412,363
Equipment and fixtures                        1,707,723       1,659,325
Transportation equipment                        809,206         809,206
Real estate property                            224,327         224,327
                                              ---------       ---------
                                              5,484,436       5,105,221
Less accumulated depreciation
  and amortization                           (3,106,543)     (2,812,710)
                                             -----------     ----------

                                            $ 2,377,893     $ 2,292,511
                                             ===========     ==========

Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to approximately $294,000 and $357,000, respectively.

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

The Company has accounted for its investment in Salinas using the equity method of accounting. At September 30, 2004 and December 31, 2003, and for the nine-month periods ended September 30, 2004 and 2003, Salinas' unaudited condensed statements of financial position and results of operations information were as follows:

Assets                                                      2004          2003
------                                                   ----------   ----------

                  Current assets                         $1,865,335   $1,430,763
                  Property and equipment, net               779,674      821,918
                                                         ----------   ----------
                                                         $2,645,009   $2,252,681
                                                         ==========   ==========
Liabilities and Shareholders' Equity
------------------------------------
         Current liabilities                             $  261,900   $  735,090
         Long-term liabilities                              866,667      758,335
                                                         ----------   ----------
         Total liabilities                                1,128,567    1,493,425
         Shareholders' equity                             1,516,442      759,256
                                                         ----------   ----------

         Total liabilities and shareholders'
          equity                                         $2,645,009   $2,252,681
                                                         ==========   ==========

         Company's share of equity                       $  505,547   $  253,159
                                                         ==========   ==========

Results of Operations                                       2004          2003
---------------------                                    ----------   ----------

        Sales                                            $  891,125   $  487,767
        Cost of sales                                       365,521      184,466
                                                         ----------   ----------
        Gross profit                                        525,604      303,301

        General and administrative
           Expenses                                         293,418      152,470
                                                         ----------   ----------

                  Net income                             $  232,186   $  150,831
                                                         ==========   ==========

        Company's share of net income                    $   77,388   $   50,272
                                                         ==========   ==========

For the nine months ended September 30, 2004, the change in the Company's investment in Salinas Holdings, Inc., was as follows:

                   Description                          Amount
         ----------------------------------            --------
         Balance at December 31, 2003                 $ 253,159
         Additional investment                          175,000
         Equity in earnings of
         unconsolidated subsidiary for 2004              77,388
                                                       --------
         Balance at September 30, 2004                $ 505,547
                                                       ========

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

Basic and diluted income per common share for the three and nine month periods ended September 30, 2004 and 2003 were determined as follows:

                                            Three Months              Nine Months
                                         ended September 30,      ended September 30,
Basic loss per common share:              2004         2003         2004       2003
---------------------------            ----------   -----------  ---------- ----------
 Net loss attributable to
  common shareholders                 $  (350,541) $  (302,720) $ (541,072) $ (379,900)
                                       ===========  ===========  ==========  ==========
 Weighted average number of common
  shares outstanding                    2,204,739    2,131,894   2,194,934   2,098,833
                                       ===========  ===========  ==========  ==========

 Basic loss per common share          $     (0.16) $     (0.14) $    (0.25) $    (0.18)
                                       ===========  ===========  ==========  ==========
Diluted loss per common share:
------------------------------

 Net loss attributable to
  common shareholders                 $  (350,541) $  (302,720) $ (541,072) $ (379,900)
                                       ===========  ===========  ==========  ==========
 Weighted average number of common
  shares outstanding                    2,204,739    2,131,894   2,194,934   2,098,833
 Plus incremental shares from assumed
  exercise of stock options (1)              --           --           --          --
                                       -----------  -----------  ----------  ----------

 Adjusted weighted average shares       2,204,729    2,131,894   2,194,934   2,098,833
                                       ===========  ===========  ==========  ==========
 Diluted loss
  per common share                    $     (0.16) $     (0.14) $    (0.25) $    (0.18)
                                       ===========  ===========  ==========  ==========

(1)For the three and nine month periods ended September 30,2004 and 2003, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus no incremental shares were added to the weighted average number of common shares outstanding for the periods.

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


                                         Three Months ended September 30, 2004
                      -------------------------------------------------------------------------
                                   Lawn & Garden
                         Plants      Products    Landscaping   Other   Eliminations    Totals
                      -------------------------------------------------------------------------
Revenue from
  External customers  $   650,201  $   857,548  $   378,625  $    --   $   (50,040) $ 1,836,334
Cost of Sales            (468,836)    (519,869)    (287,947)                50,040   (1,226,612)
Selling, general and
  administrative         (180,946)    (502,550)    (195,218)      --          --       (878,714)
Intersegment
  Revenues                 44,376        5,664         --         --       (50,040)        --
Intersegment
  Expenses                (44,376)      (5,664)        --         --        50,040         --
Interest income             2,094         --           --         --          --          2,094
Interest expense          (29,788)        --           --         --                    (29,788)
Equity in earnings of
  unconsolidated
  subsidiary               30,650         --           --         --          --         30,650
Commission from
  unconsolidated
  subsidiary               49,940         --           --         --          --         49,940
Loss on tropical
  Storm Jeanne           (138,793)        --         (1,522)      --          --       (140,315)
Miscellaneous Income        5,870         --           --         --          --          5,870
Segment income (loss) $   (79,608) $  (164,871) $  (106,062) $    --   $      --    $  (350,541)



                                         Three Months ended September 30, 2003
                      -------------------------------------------------------------------------
                                   Lawn & Garden
                         Plants      Products    Landscaping   Other   Eliminations    Totals
                      -------------------------------------------------------------------------

Revenue from
  External customers  $   685,707  $   821,238  $   403,233  $    --       (37,405) $ 1,872,773
Cost of Sales            (538,745)    (441,721)    (307,071)                37,405   (1,250,132)
Selling, general and
  administrative         (247,020)    (469,966)    (259,823)      --          --       (976,809)
Intersegment
  Revenues                 34,003        3,402         --         --       (37,405)        --
Intersegment
  Expenses                (34,003)      (3,402)        --         --        37,405         --
Interest income             1,642         --           --         --          --          1,642
Interest expense          (22,320)        --           --         --          --        (22,320)
Equity in earnings of
  unconsolidated
  subsidiary               29,303         --           --         --          --         29,303
Commission from
  unconsolidated
  subsidiary               37,940         --           --         --          --         37,940
Miscellaneous Income        4,883         --           --         --          --          4,883
Segment income (loss) $   (48,610) $   (90,449) $  (163,661) $    --   $      --    $  (302,720)


                                          Nine Months ended September 30, 2004
                      -------------------------------------------------------------------------
                                   Lawn & Garden
                         Plants      Products    Landscaping   Other   Eliminations    Totals
                      -------------------------------------------------------------------------
Revenue from
  external customers  $ 2,225,716  $ 2,594,219  $ 1,351,390  $    --   $(199,294)  $  5,972,031
Cost of Sales          (1,927,618)  (1,381,833)    (937,515)      --     199,294     (4,047,672)
Selling, general and
  administrative         (791,959)  (1,291,894)    (405,836)      --        --       (2,489,689)
Intersegment
  revenues                176,530       22,764         --         --    (199,294)          --
Intersegment
  Expenses               (176,530)     (22,764)        --         --     199,294           --
Interest income             5,568         --           --         --        --            5,568
Interest expense          (77,835)        --           --         --                    (77,835)
Equity in earnings of
  unconsolidated
  subsidiary               77,388         --           --         --        --           77,388
Commission from
  unconsolidated
  subsidiary              134,808         --           --         --        --          134,808
Loss on tropical
  Storm Jeanne           (138,793)        --         (1,522)      --        --         (140,315)
Miscellaneous Income       24,644         --           --         --        --           24,644
Segment income (loss) $  (468,081) $   (79,508) $     6,517  $    --   $    --     $   (541,072)

Total assets as of
  September 30, 2004   20,899,847    8,165,090      451,218  1,224,702 (20,849,912)   9,890,945


                                          Nine Months ended September 30, 2003
                      -------------------------------------------------------------------------
                                   Lawn & Garden
                         Plants      Products    Landscaping   Other   Eliminations    Totals
                      -------------------------------------------------------------------------
Revenue from
  external customers  $ 2,995,709  $ 2,582,614  $ 1,092,680  $    --   $(147,405)  $  6,523,598
Cost of Sales          (2,095,898)  (1,423,799)    (901,471)      --     147,405     (4,273,763)
Selling, general and
  administrative         (927,333)  (1,166,801)    (526,396)      --        --       (2,620,530)
Closing costs
  Barranquitas           (142,903)        --           --         --        --         (142,903)
Intersegment
  revenues                134,492       12,913         --         --    (147,405)          --
Intersegment
  Expenses               (134,492)     (12,913)        --         --     147,405           --
Interest income             7,357         --           --         --        --            7,357
Interest expense          (54,710)        --           --         --        --          (54,710)
Gain on collection of
 Note receivable
previously written down
                           25,000         --           --         --        --           25,000
Equity in earnings of
  unconsolidated
  subsidiary               50,227         --           --         --        --           50,227
Commission from
  unconsolidated
  subsidiary               76,817         --           --         --        --           76,817
Miscellaneous Income       29,007         --           --         --        --           29,007
Segment income (loss) $   (36,727) $    (7,986) $  (335,187) $    --   $    --       $ (379,900)
Total assets as of
  September 30, 2003  $19,998,458  $ 6,124,417  $   623,965 $1,199,202 $(18,036,550) $9,909,492


                                              -18-

Note 10 - Supplemental Disclosures for the Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

There were no non-cash investment activities during the nine months ended September 30, 2004.

During the nine months ended September 30, 2003, the Company purchased various vehicles amounting to approximately $139,000 by assuming a related debt for approximately $110,000.

Other cash flow transactions for the nine months ended September 30, 2004 and 2003, include interest payments amounting to approximately $78,000 and $50,000, respectively. There were no income tax payments for the nine months ended September 30, 2004 and 2003.

During the third quarter ended September 30, 2004, and the second quarter ended June 30, 2004, the Company received $500,000 and $500,000, respectively, as unsecured loans from its major shareholder. These loans pay interest monthly at the prevailing Citibank, N.A. prime rate and the principal amounts are payable on February 1, 2005 and January 3, 2005, respectively. Margo did not pay any commitment fee or commission in connection with the loans. Margo's Board of Directors believes that the terms and conditions of the loans are at least as favorable to Margo as those could have been obtained from an unaffiliated third party.

During the nine months ended September 30, 2004, the Company collected approximately $75,000, from an account receivable that had been previously written off.

Note 11 - Major Customers
-------------------------

During the nine months ended September 30, 2004 and 2003, the Company's single largest customer accounted for approximately 38% ($2,245,000) and 39% ($2,546,000), respectively, of the Company's net sales. There were no other customers accounting for 10% or more of the Company's net sales.

Note 12 - Contingencies
-----------------------

In 2003, a former officer of the Company brought a civil action in the U.S. District Court of Puerto Rico against the Company. The complaint alleges, among others, a federal securities law violation in connection with the exercise of employee stock options by the plaintiff. The Company believes, based on the opinion of legal counsel, that it will be able to defend this action successfully.

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

Margo Development Corporation and Garrochales Construction and Development Corporation were created for the development of residential projects in Puerto Rico. Currently, Garrochales Construction is still pending approval of a permit for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

PRINCIPAL OPERATIONS
--------------------

The Company's operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico"). These operations are conducted at a 87-"cuerda" (a "cuerda" equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

Until June 30, 2003, the Company also operated a 13-"cuerda" nursery in Barranquitas, Puerto Rico. Effective July 1, 2003, the Company consolidated the Barranquitas operation into its Vega Alta nursery farm.

FUTURE OPERATIONS
-----------------

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico. The Company will continue to capitalize on its advantage as one of the largest, full service nurseries in the region. The full service nursery includes but is not limited to: production of high quality plants, sod, trees, palms and topsoil; distribution of high quality mulch, bark, peat moss, rocks and pots; and, garden installation and maintenance. The Board is seeking new products to introduce in the Island's major store chains. The Board also, is exploring opportunities for expansion outside of Puerto Rico.

In December 2000, the Company purchased approximately 109 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000. The carrying value as of September 30, 2004 of approximately $1,131,000 includes approximately $144,000 of capitalized interest, design and other permit-phase costs. The Company is currently in the process of designing a master development plan, as well as seeking the required permits for the development of this site. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes in this project. However, the Company cannot give any assurance as to how long it will take to obtain the necessary permits to develop the project or whether said permits will in fact be obtained.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTER ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2004 AND 2003
-------------

For a discussion regarding Margo Caribe Inc.'s critical accounting policies, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", under Item 7 of Margo Caribe, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

SUMMARY
-------

On September 14, 2004, the Island of Puerto Rico was hit by Tropical Storm Jeanne. Although no significant damages were reported to the crop, some structures were damaged. These were repaired within a short period of time. Estimated losses as a result of Tropical Storm Jeanne amounted to $140,000. The Company is in the process of submitting its loss claims to the Insurance Company.

For the nine months ended September 30, 2004, the Company had a net loss of approximately $541,000, compared to a net loss of approximately $380,000 for the same period in the year 2003. These amounts represent a diluted loss per common share of $(0.25) and $(0.18) for the nine months ended September 30, 2004 and 2003, respectively. The net loss for the nine months ended September 30, 2004, was mainly due to a net decrease in sales of approximately $552,000, or 8.5%, and a net decrease in gross profits of 6.6% for the nine months ended September 30, 2004. Offsetting the net loss for the nine months ended September 30, 2004, were commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) in the amount of approximately $212,000.

For the third quarter ended September 30, 2004, the Company had a net loss of approximately $351,000 or $(0.16) per share (diluted), compared to a net loss of approximately $303,000 or $(0.14) per share (diluted) for the same quarter in the year 2003. The net loss for the third quarter ended September 30, 2004, was greater than the net loss for the same quarter in the year 2003, mainly due to a net decrease in sales of approximately $37,000, or 1.9%, and to the loss attributable to damages caused by Tropical Storm Jeanne of approximately $140,000. Offsetting the net loss for the third quarter ended September 30, 2004, were commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) in the amount of approximately $81,000.

Plants Segment
--------------

The plants segment's net loss was approximately $468,000 for the nine months ended September 30, 2004, compared to a net loss of approximately $37,000 for the nine months ended September 30, 2003. The plants segment's net loss was approximately $80,000 for the third quarter ended September 30, 2004, compared to a net loss of approximately $49,000 for the third quarter ended September 30, 2003. The net loss from the plants segment for the nine months and third quarter ended September 30, 2004, was mainly attributable to a decrease in net sales of approximately $799,000 and $42,000, respectively. Also, the net loss from the plants segment was mainly due to a decrease in gross margin of approximately 53.3% for the nine months ended September 30, 2004. In addition, during the third quarter ended September 30, 2004, the plants segment recorded a loss of $139,000, related to damages caused by Tropical Storm Jeanne. Offsetting the loss of the plants segment for the nine months and third quarter ended September 30, 2004, were commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) in the amounts of approximately $212,000 and $81,000, respectively.

The total net sales from the plants segment was approximately $2,049,000 for the nine months ended September 30, 2004 compared to approximately $2,848,000 in net sales for the nine months ended September 30, 2003. The total net sales from the plants segment was approximately $606,000 for the third quarter ended September 30, 2004 compared to approximately $648,000 in net sales for the third quarter ended September 30, 2003. The gross margin from the plants segment was approximately 14.5% for the nine months ended September 30, 2004, compared to approximately 31.1% for the nine months ended September 30, 2003. The gross margin from the plants segment was approximately 29.9% for the third quarter ended September 30, 2004, compared to approximately 22.1% for the third quarter ended September 30, 2003.

Landscaping Segment
-------------------

The landscaping segment's net income was approximately $7,000 for the nine months ended September 30, 2004, compared to a net loss of approximately $335,000 for the nine months ended September 30, 2003. The landscaping segment's net loss was approximately $106,000 for the third quarter ended September 30, 2004, compared to a net loss of approximately $164,000 for the third quarter ended September 30, 2003. The net income of the landscaping segment for the nine-month period and the net loss for the third quarter ended September 30, 2004, were affected by a reduction in revenues of $24,000 in the third quarter ended September 30, 2004, when compared to the third quarter ended September 30, 2003. Also, there was an increase of approximately $60,000, in the expenses allocated to the landscaping segment for the nine months ended September 30, 2004, when compared to the same period for the year 2003. Offsetting the result of operations of the landscaping segment for the nine months ended September 30,

2004, was the collection of approximately $75,000, from an account receivable that had been previously written off.

Revenues for the landscaping segment were approximately $1,351,000 for the nine months ended September 30, 2004, compared to approximately $1,093,000 for the nine months ended September 30, 2003. Revenues for the landscaping segment were approximately $379,000 for the third quarter ended September 30, 2004, compared to approximately $403,000 for the third quarter ended September 30, 2003. The gross margin for the landscaping segment was approximately 30.6% for the nine months ended September 30, 2004, compared to approximately 17.4% for the nine months ended September 30, 2003. The gross margin for the landscaping segment was approximately 23.9% for the third quarter ended September 30, 2004, compared to approximately 23.8% for the third quarter ended September 30, 2003.

Lawn & Garden Segment
---------------------

The lawn & garden segment's net loss was approximately $80,000 for the nine months ended September 30, 2004, compared to a net loss of approximately $8,000 for the nine months ended September 30, 2003. The lawn & garden segment's net loss was approximately $165,000 for the third quarter ended September 30, 2004, compared to a net loss of approximately $90,000 for the third quarter ended September 30, 2003. The net loss of the lawn & garden segment for the nine months and the third quarter ended September 30, 2004, were affected by a reduction in gross margin of 15.2% during the third quarter ended September 30, 2004, when compared to the third quarter ended September 30, 2003. Also, there was an increase of approximately $111,000, in the expenses allocated to the lawn & garden segment for the nine months ended September 30, 2004, when compared to the same period in the year 2003.

Net sales from the lawn & garden segment were approximately $2,571,000 for the nine months ended September 30, 2004, compared to approximately $2,583,000 for the nine months ended September 30, 2003. Net sales from the lawn & garden segment were approximately $852,000 for the third quarter ended September 30, 2004, compared to approximately $821,000 for the third quarter ended September 30, 2003. The gross margin from the lawn & garden segment was approximately
47.1% for the nine months ended September 30, 2004, compared to approximately 45.3% for the nine months ended September 30, 2003. The gross margin from the lawn & garden segment was approximately 39.5% for the third quarter ended September 30, 2004, compared to approximately 46.6% for the third quarter ended September 30, 2003.

Sales
-----

The Company's consolidated net sales for the nine months ended September 30, 2004, were approximately $5,972,000, compared to approximately $6,524,000 for the nine months ended September 30, 2003, representing an overall decrease of approximately $552,000 or 8.4%. The Company's consolidated net sales for the third quarter ended September 30, 2004, were approximately $1,836,000, compared to approximately $1,873,000 for the third quarter ended September 30, 2003, representing an overall decrease of approximately $37,000 or 1.9%. Net sales by segment for the nine months ended September 30, 2004 and 2003, and for the third quarter ended September 30,2004 and 2003,are shown below:

  Segment      Quarter ended  Quarter ended  Nine months ended Nine months ended
               September 30,  September 30,     September 30,    September 30,
                   2004           2003              2004              2003
                   ----           ----              ----              ----
Plants           $606,000       $648,000         $2,049,000       $2,848,000
Landscaping      $379,000       $403,000         $1,351,000       $1,093,000
Lawn & Garden    $852,000       $821,000         $2,571,000       $2,583,000


The plants segment had a decrease in net sales for the nine months and for the third quarter ended September 30, 2004, of approximately $799,000 or 28.0%, and $42,000 or 6.4%, respectively. The lawn and garden segment had a decrease in net sales for the nine months ended September 30, 2004, of $11,000 or .4%, and an increase in net sales for the third quarter ended September 30, 2004, of $31,000 or 3.7%. The landscaping segment had an increase in net sales for the nine months ended September 30, 2004, of $259,000 or 23.7%, and a decrease in net sales for the third quarter ended September 30, 2004, of $25,000 or 7.1%.

Decrease in the 2004 net sales is mainly attributable to the performance of the plants segment. The plants segment's decrease in sales was mainly due to the lack of availability of certain plants including, orchids, anthurium, spathifyllum, and areca palms, which recorded high sales during the first quarter of the year 2003. Most of these plants are currently being grown and will become available for sale later in 2004 and early in 2005. At the same time, the Company is placing emphasis on the marketing of bedding and other plants which mature more rapidly and become available for sale in a shorter period. Also, the Company is purchasing certain plants from local growers for resale, as needed. On the other hand, the Company will grow and reintroduce into the market some of the last decades' most popular plants. The Company expects these crops to generate increased sales. The nursery segment is well-positioned to increase sales during the fourth quarter of 2004. The poinsettia crop, a plant with high demand during the Christmas season, is in perfect shape and is becoming available for sale, as some large store chains are placing orders. The remainders of the crops are also becoming available for sale.

The lawn & garden segment's net sales for the nine months ended September 30, 2004, remain comparable with the net sales registered during the same period for the year 2003. The lawn & garden segment's increase in net sales for the third quarter ended September 30, 2004 was mainly due to the heavy rains experienced during the third quarter. The lawn & garden segment is expecting an increase in sales during the fourth quarter of 2004 given that certain sales promotions with the large store chains will be conducted for the Christmas season. The expected increase in sales for the fourth quarter of 2004 will be partially offset by the cancellation received from Scotts Company for the marketing and merchandising of Ortho and Round-Up products. Such cancellation will be effective December, 2004. These products accounted for approximately $45,000 and $88,000 in sales for the quarter and nine months ended September 30, 2004, respectively.

The landscaping segment's increase in revenues for the nine months ended September 30, 2004, was mainly due to the adjustments in pricing for old contracts as well as the results of new contracts (private and governmental) signed during this period.

Gross Profit
------------

The gross profit for the nine months ended September 30, 2004, was approximately 32.2% of net sales compared to approximately 34.5% for the same period in the year 2003. The gross profit for the third quarter ended September 30, 2004, was approximately 33.2% of net sales compared to approximately 33.3% for the same period in the year 2003. Adversely impacting the gross profit for the nine months ended September 30, 2004, was a decline of approximately 53.4% in gross profit for the plants segment. Gross profits by segment for the nine months ended September 30, 2004 and 2003, and for the third quarter ended September 30 ,2004 and 2003,are shown below:

  Segment      Quarter ended  Quarter ended  Nine months ended Nine months ended
               September 30,  September 30,     September 30,    September 30,
                   2004           2003              2004              2003
                   ----           ----              ----              ----
Plants             29.9%          22.1%             14.5%             31.1%
Landscaping        23.9%          23.8%             30.6%             17.4%
Lawn & Garden      39.5%          46.6%             47.1%             45.3%

The plants segment's gross profit for the nine months ended September 30, 2004, was significantly lower than the gross profit for the same period in the year 2003, principally due to a lower margin in sales. At the end of the year 2003, a portion of the plant materials was classified as unsaleable and marked for dumping. During the first nine months of the year 2004, part of this plant material was sold with low margins. The Company expects to sell additional amounts of this plant material in the same manner throughout the remainder of the year 2004. However, the plant segment's gross margin is improving as new crops are becoming available for sale. Quarterly gross profits for the plant segment for the nine months ended September 30, 2004 and 2003, are shown below:


Year       Nine months ended    Quarter ended     Quarter ended   Quarter ended
              September 30       September 30        June 30         March 31
----          ------------       ------------        -------         --------
2004              14.5%              29.9%            -4.5%            18.1%
2003              31.1%              22.1%            33.9%            33.9%


The landscaping segment's gross profit improved in comparison with that for the same period in the year 2003 mainly due to improved efficiency in project and maintenance management. This improvement is related to the operational changes realized during the fourth quarter of 2003 and during the year 2004. Quarterly gross profits for the landscaping segment for the nine months ended September 30, 2004 and 2003, are shown below:

Year       Nine months ended    Quarter ended     Quarter ended   Quarter ended
              September 30       September 30        June 30         March 31
----          ------------       ------------        -------         --------
2004              30.6%              23.9%            30.7%            35.8%
2003              17.4%              23.8%            14.7%            13.0%

The lawn & garden segment's gross profit improved in comparison with the same period for the year 2003 mainly due to an increase in the sale of mulch and potting soil, whose profit margins are high. Quarterly gross profits for the landscaping segment for the nine months ended September 30, 2004 and 2003, are shown below:

Year       Nine months ended    Quarter ended     Quarter ended   Quarter ended
              September 30       September 30        June 30         March 31
----          ------------       ------------        -------         --------
2004              47.1%              39.5%            49.4%            52.0%
2003              45.3%              46.6%            44.1%            47.5%

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $2,490,000 and $2,621,000 for the nine months ended September 30, 2004 and 2003, respectively. This represents an approximate 5.0% or $131,000 decrease in comparison with the same period for year 2003. SG&A expenses were approximately $879,000 and $977,000 for the third quarters ended September 30, 2004 and 2003, respectively. This represents an approximate 10.0% or $98,000 decrease in comparison with the same period for year 2003. This decrease is related to the cost containment program established at the end of the year 2003 which includes, among others, the reduction of payroll expenses and better utilization of existing resources.

Costs Related to Consolidating Nursery Facilities
-------------------------------------------------

Until June 30, 2003, the Company also operated a 13-acre nursery in Barranquitas, Puerto Rico, leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacated the facility by June 30, 2003. As a result, on July 1, 2003, the Company consolidated the Barranquitas operation with its Vega Alta nursery farm.

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities to its Vega Alta nursery operation amounted to approximately $143,000 during the nine months ending September 30, 2003.

Other Income and Expenses
-------------------------

Interest income for the nine-month period ended September 30, 2004, was approximately $6,000, compared to approximately $7,000, for the nine months ended September 30, 2003. Interest income for the third quarter ended September 30, 2004,remained comparable to the third quarter ended September 30,2003. Interest income is derived from a $500,000 certificate of deposit.

Interest expense for the nine months ended September 30, 2004, and for the third quarter ended September 30, 2004, increased by approximately $23,000 and $8,000, respectively, when compared with the same periods in 2003. This increase is related to the increase in short-term borrowings used to fund the Company's operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

Participation in income of unconsolidated subsidiary and commissions' income from unconsolidated subsidiary increased approximately $27,000 and $58,000, respectively, for the nine months ended September 30, 2004. Increases are related to the increase in net income of the unconsolidated joint venture (Salinas Holdings, Inc.) and the increase in sales of Salinas' business.

Participation in income of unconsolidated subsidiary and commissions' income from unconsolidated subsidiary for the third quarter ended September 30, 2004, increased approximately $2,000 and $12,000, respectively.

Loss from Damages Caused by Tropical Storm Jeanne
-------------------------------------------------

On September 14, 2004, the Island of Puerto Rico was hit by Tropical Storm Jeanne. Although no significant damages were reported to the Company's crops, some structures were damaged. These were repaired within a short period of time. Estimated losses as a result of Tropical Storm Jeanne amounted to $140,000. The Company is in the process of submitting its loss claims to the Insurance Company.

FINANCIAL CONDITION
-------------------

The Company's current ratio decreased to 1.14 to 1 on September 30, 2004, compared to 1.42 to 1 on December 31, 2003. The decrease in the current ratio is principally due to cash outflows used for investment activities, an unsecured loan received from its major shareholder, and an increase in short-term borrowings used to finance current operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

On September 30, 2004, total assets were approximately $9,890,000, compared to approximately $9,159,000 in total assets on December 31, 2003. As of September 30, 2004, the Company had approximately $960,000 in cash, compared to approximately $447,000 in cash as of December 31, 2003. Accounts receivable increased approximately $442,000 and the investment in unconsolidated subsidiary increased approximately $253,000, compared to December 31, 2003.

Shareholders' equity as of September 30, 2004, decreased by $456,000, as a result of losses incurred for the nine-month period then ended, and the amortization of deferred stock compensation of approximately $38,000. The net losses and deferred stock compensation were partially offset by approximately $47,000 received from the exercise of stock options. During the nine months ended September 30, 2004, the Company issued 19,250 shares of common stock at a weighted average price of $2.17 in connection with the exercise of stock options. During the nine months ended September 30, 2004, the Company issued 26,500 shares of common stock in connection with stock awards. The awards did not result in net proceeds to the Company because the increase in stockholders equity was offset by deferred stock compensation expenses. No dividends were declared during the nine months ended September 30, 2004.

Current Liquidity and Capital Resources
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to ensure a new source of products for the future.

The Company finances its working capital needs from cash flow of operations as well as borrowings under short-term credit facilities with a local commercial bank. As of September 30, 2004, the Company had a short-term credit facility of $2.5 million, of which approximately $264,000 was available as of such date. This credit facility is secured by the Company's trade accounts receivable and inventories.

During the third quarter ended September 30, 2004, and the second quarter ended June 30, 2004, the Company received $500,000 and $500,000, respectively, in unsecured loans from its major shareholder. These loans pay interest monthly at the prevailing Citibank, N.A., prime rate and the principal amounts are payable on February 1, 2005, and January 3, 2005, respectively. Margo did not pay any commitment fee or commission in connection with these loans. Margo's Board of Directors believes that the terms and conditions of the loans are at least as favorable to Margo as those that could have been obtained from an unaffiliated third party.

During the fourth quarter of 2003, the Company implemented a cost containment program designed to reduce expenses. As part of this program, the Company reduced its labor costs through a reduction in head count by approximately 10.0% during 2003, and by approximately 11.0% during 2004. The results of the cost containment program began to have a positive impact on the Company's SG&A expenses.

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

ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

Disclosure Control and Procedures
---------------------------------

As of September 30, 2004, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM2. CHANGES IN  SECURITIES,  USE OF PROCEEDS  AND ISSUER  PURCHASES OF EQUITY
       -------------------------------------------------------------------------
       SECURITIES.
       -----------

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
        -----------------------------------------------------

Not applicable.

ITEM 5. OTHER INFORMATION
        -----------------

None.

ITEM 6. EXHIBITS
        --------

          Exhibits
          --------

          Exhibit 10(a) Promissory Note, dated June 15, 2004, in the amount of $500,000 payable to Mr. And Mrs. Spector.

          Exhibit 10 (b) Promissory Note, dated September 21, 2004, in the amount of $125,000 payable to Mr. And Mrs. Spector.

          Exhibit 10 (c) Promissory Note, dated September 30, 2004, in the amount of $375,000 payable to Mr. And Mrs. Spector.

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



                                         MARGO CARIBE, INC.


Date:  November 15, 2004             By: /s/ Michael J. Spector
       -----------------             -------------------------------
                                     Michael J. Spector,  President,
                                     Chairman of the Board,  and
                                     Chief Executive Officer




Date:  November 15, 2004             By: /s/ Juan B. Medina
       -----------------             -----------------------
                                     Juan B. Medina,
                                     Senior Vice President and
                                     Chief Financial Officer