Form 10KSB
period 2004-12-31
MARGO CARIBE INC
filed 2005-03-31
CIK 808493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-15336

                               MARGO CARIBE, INC.
                 (Name of small business issuer in its charter)

             Puerto Rico                              66-0550881
   (State of other jurisdiction of                 (I.R.S. employer
    incorporation or organization)                identification no.)

       Road 690, Kilometer 5.8
        Vega Alta, Puerto Rico                           00692
(Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (787) 883-2570.

Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $8,422,531.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 28, 2005, the aggregate market value of the registrant's common stock, $.001 par value, held by non-affiliates of the registrant was $5,191,457 based on the last sales price of $8.01 per share on the NASDAQ Stock Market on this same date.

                               MARGO CARIBE, INC.

                        2004 ANNUAL REPORT ON FORM 10-KSB


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I........................................................................3

ITEM 1.    DESCRIPTION OF BUSINESS............................................3
ITEM 2.    DESCRIPTION OF PROPERTY...........................................10
ITEM 3.    LEGAL PROCEEDINGS.................................................11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11


PART II......................................................................12

ITEM 5.    MARKET FOR COMMON EQUITY,  RELATED  STOCKHOLDER
           MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF
           EQUITY SECURITIES.................................................12
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION.........................................................13
ITEM 7.    FINANCIAL STATEMENTS..............................................23
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................23
ITEM 8A.   CONTROLS AND PROCEDURES...........................................23
ITEM 8B.   OTHER INFORMATION.................................................24


PART III.....................................................................25

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................25
ITEM 10.   EXECUTIVE COMPENSATION............................................28
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................30
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31
ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8 K............................33
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................36

                                     PART I
                                     ------


ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS
--------------------------

When used in this Form 10-KSB or future filings by Margo Caribe, Inc. with the Securities and Exchange Commission, in its press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Margo Caribe, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, natural disasters, competitive and regulatory factors and legislative changes, could affect its financial performance and could cause its actual results for future periods to differ materially from those anticipated or projected.

Margo  Caribe,  Inc.  does  not  undertake,   and  specifically   disclaims  any
obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstance after the date of such statements.

GENERAL
-------

Margo Caribe, Inc. and its subsidiaries (collectively, the "Company") are in the business of growing, distributing, and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media and aggregates, the distribution of lawn and garden products and also provides landscaping design and installation services. In addition, beginning in 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico. The Company's real estate development division is in the final stage of obtaining the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Company's operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. ("Nursery Farms"), Margo Landscaping & Design, Inc. ("Landscaping"), Margo Garden Products, Inc. ("Garden Products"), Rain Forest Products Group, Inc. ("Rain Forest"), Garrochales Construction and Development Corporation, Margo Development Corporation, and one-third of the outstanding voting stock in Salinas Holdings, Inc., all Puerto Rico corporations.

Margo Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its nursery facility located in Vega

Alta, Puerto Rico, Margo Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, big box retailers, garden stores, chain stores, municipalities, and landscapers primarily located in Puerto Rico and the Caribbean. Prior to July 1, 2003, the Company operated an additional nursery farm in Barranquitas, Puerto Rico that produced orchids, bromeliads, anthuriums, spathiphylum and pointsethias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003 (refer to FUTURE OPERATIONS, also refer to ITEM 2. PROPERTIES).

As a bona fide agricultural enterprise, Margo Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Landscaping provides landscaping, maintenance and design services to customers in Puerto Rico.

Garden Products is engaged in sales of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation's fertilizer and pesticide products, Greenes Fence Company, Fiskars Consumer Product Division, State Line Bark & Mulch, L.R. Nelson Consumer Products, Telcom decorative pottery, Terro Products, Crysalia plastic pottery, DEROMA Italian terracotta pottery and North American Outdoor Products.

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest's products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

Margo Development Corporation and Garrochales Construction and Development Corporation were created for the development of residential projects in Puerto Rico. Currently, Garrochales Construction is in the final stages of obtaining all the required permits for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

Salinas Holdings, Inc., of which the Company owns one third of the voting stock, is a joint venture to grow sod, palms and trees on a farm of approximately 262 "cuerdas" located in the Municipality of Salinas, Puerto Rico. The farm is leased by Salinas Holdings, Inc. from Criadores de Salinas, S.E., an entity controlled by Mr. Luis A. Rubi, for an initial 10-year term with renewal options for an additional 20-year period.

On February 16, 2005, the Company through its wholly-owned subsidiary Margo State Line, Inc., acquired substantially all the assets (other than real estate) of State-Line Bark & Mulch, a Georgia corporation dedicated to the production and distribution of mulch and related products in Folkston, Georgia (refer to FUTURE OPERATIONS).

PRINCIPAL OPERATIONS
--------------------

The Company's nursery operations are focused in the Commonwealth of Puerto Rico ("Puerto Rico"). These operations are conducted at a 92-"cuerdas" (a "cuerda" equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

Until June 30, 2003, the Company also operated a 13-"cuerdas" nursery in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and vacate the facility by June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm (refer to FUTURE OPERATIONS, also refer to ITEM 2. PROPERTIES).

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

The Company's products are either field grown or container grown, depending on the variety of plants. Most of these products start out in small pots and are "stepped up" to larger pot sizes over time. The Company produces field and container-grown material, as well as flowering, bedding plants and hanging baskets.

The Company is a supplier of plants and lawn and garden products to several of the largest mainland retailers of lawn and garden products operating in Puerto Rico.

Marketing
---------

The Company's marketing efforts are primarily directed at customers throughout Puerto Rico and the Caribbean.

The  principal  customers of the Company are  wholesalers,  mass  merchandisers, chain stores, retailers, garden centers, hotels, landscapers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company's landscaping division targets construction and government projects that require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services, which complement the sales function. For large retailers in Puerto Rico the Company develops promotional programs that include deliveries to customer outlets and special pricing based on volume.

During 2004, the Company's single largest customer accounted for approximately 45% of the Company's net sales. During 2003 and 2002, the Company's largest customer accounted for approximately 41% and 30%, of the Company's net sales, respectively.

The Company does not have any significant long-term (over one year) delivery contracts with customers, including landscaping contracts.

Financial Information Relating to Industry Segments
---------------------------------------------------

The Company has four reportable segments identified by line of business: the production and marketing of tropical and flowering plants, the sale of related lawn and garden products, the provision of landscaping services, and real estate. The lawn and garden products segment also includes sales commissions for consumer goods not related to lawn and garden products. The following table sets forth sales for industry segments for the years ended December 31, 2004, 2003 and 2002 (the real estate segment did not have any financial activity during the periods presented). The information is provided after the elimination of intercompany transactions.

                                           (Amounts in 000's)
                                           ------------------
                                  2004            2003           2002
                                 ------          ------         ------
    Plants                       $2,842          $3,739         $4,325
    Lawn and garden products      3,740           3,279          2,884
    Landscaping                   1,841           1,415          2,542
                                 ------          ------         ------
    Total                        $8,423          $8,433         $9,751
                                 ======          ======         ======

Certain financial information concerning industry segments is set forth in Item 6 - Management's Discussion and Analysis or Plan of Operation and in Note 20 to the Company's Consolidated Financial Statements included as Item 7 to this Annual Report on Form 10-KSB.

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

Competition
-----------

At the present time, the Company's sales efforts are primarily focused in Puerto Rico and the Caribbean. The Company enjoys an advantage over its competitors because it is the largest producer of quality nursery products in Puerto Rico. The Company continues expanding its operations in Puerto Rico. Most of the Company's competitors in Puerto Rico and the Caribbean are smaller nurseries and landscapers. Refer to FUTURE OPERATIONS for plans of expansion outside Puerto Rico.

Seasonality
-----------

The demand for plants in Puerto Rico is year round, with increased demand during spring, late fall and winter.

Employees
---------

At December 31, 2004, the Company had 161 full time employees, of which 136 were directly involved in nursery production, distribution of lawn and garden products and landscaping activities and 25 were involved in sales, accounting and administration. None of the Company's employees are represented by a union.

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

Natural Hazards
---------------

The Company's operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. In recent years, the Company had been unable to obtain crop and business interruption insurance coverage. Although the Company intends to continue seeking to obtain crop and business interruption insurance coverage at reasonable rates, no assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future.

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

Salinas is an entity in which Nursery Farms owns one-third of the outstanding voting stock. The remaining two-thirds are owned in equal parts by Mark H. Greene, a former director of the Company, and by Luis A. Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. Total capital contributions from October 14, 2002 to December 31, 2004 amounted to $768,333. Capital returns during this same period amounted to $404,002.

Salinas has entered into a five-year management agreement with Nursery Farms (automatically renewable for an additional five year term unless otherwise decided by either party) whereby Nursery Farms will provide certain management services to the new entity and will be responsible for all sales and marketing activities for the new entity. Under the terms of the management agreement, Nursery Farms will receive a basic administration fee of $2,000 per month, and a commission on gross collected revenue varying from 15% to 17%. Commissions and fees earned for services provided to Salinas for the years ended December 31, 2004 and 2003 totaled to $225,080 and $140,921, respectively. During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 "cuerdas" of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company's financial statements reflect the Company's proportionate share (33.33%) of the results of operations of Salinas. Salinas net income for the years ended December 31, 2004 and 2003 was $333,159 and $227,366, respectively.

FUTURE OPERATIONS
-----------------

The Company will continue its efforts to expand and improve its present operations in Puerto Rico. The Board believes that the Company should continue to capitalize its advantage as one of the largest, full service nurseries in the region. The Company is also exploring opportunities for expansion outside Puerto Rico. On February 16, 2005, the Company acquired substantially all the assets (other than real property) of State-Line Bark & Mulch, Inc. (and assumed certain liabilities) through a newly created Florida subsidiary, Margo State Line, Inc. Stateline is engaged in the production and distribution of mulch and other related products and is located in the city of Folkston, Georgia. (Refer to Note

22 in the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2004).

Stateline budgeted sales for the year ending December 31, 2005 are budgeted at over $4 million and will allow the Company to expand into the US mainland. Certain additional financial information of Stateline as of the acquisition date is presented in the notes to the financial statements presented as part of this "Annual Report".

In order to increase production capacity at its Vega Alta nursery and consolidate Barranquitas' production, the Company completed the construction of an 112,000 square feet shade house and a new 124,000 square feet greenhouse. These structures were constructed with fabricated steel, and include sophisticated irrigation systems. (Refer to ITEM 2. PROPERTIES).

The Company continues with the plan of constructing a new shipping/receiving area. Upon completion, the loading docks in the new shipping/receiving will have a capacity to manage 14 trailer-containers at one time.

On August 5, 2003, the Company acquired the rights of a sole proprietorship doing business as Global Associates that represented various lines of consumer goods brands for $100,000 in cash. As part of the transaction, the Company entered into a one-year employment agreement with Tulio Figueroa, the former President of Global Associates, to serve as Senior Vice President of Marketing and Sales of Margo Caribe, Inc. and granted Mr. Figueroa 10,000 restricted shares of common stock under the Margo Caribe, Inc. 2003 Restricted Stock Plan. Commissions under these lines of goods brands amounted to approximately $36,000 during the year ended December 31, 2004. Mr. Figueroa's agreement expired on July 31, 2004, but the Company has retained most of the representation rights acquired under the agreement.

During December 2000, the Company purchased approximately 109 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $950,000 plus incidental expenses for this land. The Company is currently in the process of designing a master development plan, as well as in the final stages of obtaining the required permits for the development of this site; however, the Company cannot give any assurance as to how long it will take to finalize the process of obtaining the necessary permits to develop the project. The fair value of this parcel of land was appraised by an independent appraisal as of February 10, 2005 with a fair value of approximately $3,010,000. (Refer to ITEM 2. PROPERTIES).

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


ITEM 2. DESCRIPTION OF PROPERTY

During 2004, the Company conducted its operations from nursery facilities located in Vega Alta, Puerto Rico.

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

During the years ended December 31, 2004 and 2003, total lease payments to the Spectors under the aforementioned lease agreement amounted to approximately $288,000 each year (not including the monthly payments for the option referred to above). The monthly payments for the option referred to above amounted to $12,000 each year.

Barranquitas Nursery Facility
-----------------------------

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc., to lease a 13 "cuerdas" nursery facility located in the town of Barranquitas, Puerto Rico. The lease had an initial term of five years and with renewal options for two additional five-year terms at the Company's option. For the year ended December 31, 2003 total lease payments amounted to $36,000 (none in 2004).

Effective December 23, 2002, the lessor and the Company entered into an agreement to terminate the lease agreement and return the facility on or before June 30, 2003. On July 1, 2003 the Company consolidated the operations conducted at the Barranquitas nursery facility with its Vega Alta nursery facility. The Company considers that the Vega Alta facility is generally in good conditions, is well maintained and is generally suitable and adequate to carry on the Company's business.

Land held for Future Development
--------------------------------

On December 13, 2000, the Company purchased approximately 109 "cuerdas" of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is in the process of obtaining the required development permits. No assurance can be given how long it will take to obtain the necessary permits or whether said permits will in fact be obtained.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II
                                     -------


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The Company's common stock is quoted on the NASDAQ Stock Market ("NASDAQ") under the symbol MRGO.

The following table sets forth the high and low sales prices for the Company's common stock, as reported by NASDAQ, for each of the calendar quarters of 2004 and 2003. The last reported sales price for the Common Stock on February 28, 2005 was $8.01 per share.

                               2004                    2003
                        ------------------     ------------------
         Quarter:        High         Low       High         Low
         --------       ------       -----     ------       -----
         First           $6.98       $4.50      $7.50       $3.04
         Second          $6.80       $3.18      $7.70       $4.98
         Third           $4.93       $3.40     $10.00       $5.85
         Fourth         $11.78       $3.92      $7.50       $7.00

There were approximately 74 holders of record of the common stock as of March 1, 2005. This amount includes custodians, brokers and other institutions that hold the common stock as nominees for an undetermined number of beneficial owners. As of February 28, 2005, the Company had 2,266,489 shares of common stock outstanding.

The Company did not pay any cash dividends on its common stock during 2004, 2003, or 2002. However, effective June 28, 2002, the Company issued a 10% stock dividend to shareholders of record as of June 14, 2002. This resulted in the issuance of 188,367 additional shares of common stock. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, as well as other matters deemed relevant by the Company's Board of Directors.

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

United States citizens who are non-residents of Puerto Rico may also make such an election, except that notwithstanding the making of such election of the 10% withholding tax will still be made on any dividend distribution unless the individual files with the Company prior to the first distribution date for the taxable year a certificate to the effect that said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married filling jointly, in which case dividend distributions for said year will not be subject to Puerto Rico taxes.

The Company recommends that shareholders consult their own tax advisors regarding the above tax issues.

The Company did not purchase any of its equity securities during the fourth quarter of 2004.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Capitalization of Inventory Costs
---------------------------------

Direct and indirect costs that are capitalized as part of inventory of plant material, which management estimates cannot be recovered from future sales of plant inventory, are charged to cost of sales. Management's determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgment with respect to the future marketability of the inventory.

Deferred Income Taxes
---------------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes.

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

OVERVIEW
--------

On September 14, 2004, the Island of Puerto Rico was hit by Tropical Storm Jeanne. Although no significant damages were reported to the crop, some structures were damaged. These were repaired within a short period of time. Gross losses resulting from Tropical Storm Jeanne amounted to approximately $181,000. Subsequently, the Company collected from the insurance company a net amount of $103,000. The amounts collected only relate to the damages to properties, principally damages to facilities, since the Company has been unable to obtain inventories and business interruption insurance.

For the years ended December 31, 2004 and 2003, the Company incurred in net losses of approximately $617,000 and $1,492,000, respectively, compared to a net income of $852,000 in 2002. These amounts represent a diluted (loss) income per common share of ($0.28), ($0.71), and $0.40 for 2004, 2003 and 2002,
respectively. The net loss for the year ended December 31, 2004, was principally due to losses in the plants and in the lawn & garden segments.

The plants segment reflected net losses of $472,000 and $714,000 for the years ended December 31, 2004 and 2003, respectively. However, this reflects an improvement in this segment of approximately 34% over the prior year results. The loss from the plants segment for the year ended December 31, 2004, is mainly attributable to charges of $374,000 for damaged inventory and slow moving items, the net loss of $78,000 related to Tropical Storm Jeanne, and the decrease in gross profit for the segment of approximately $285,000. (Refer to SIGNIFICANT FOURTH QUARTER ADJUSTMENTS).

The loss from the plants segment for the year ended December 31, 2004, as mentioned above, also reflects a decrease in sales and related gross profit. Total sales from the plants segment decreased by approximately $897,000, or 24% when compared to the year ended December 31, 2003. Gross profit margin decreased from 19.1% in 2003 to 15.4% in 2004, resulting in a decrease in absolute gross profit of approximately $285,000. Within plants segment results for the year ended December 31, 2004 were the commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) in the amount of $312,000. Additionally, improvement in 2004 when compared to 2003 is related to costs associated with closing the Barranquitas nursery operation which amounted to approximately $254,000 for the year ended December 31, 2003 (refer to SIGNIFICANT FOURTH QUARTER ADJUSTMENTS).

The lawn and garden segment's net loss for the years ended December 31, 2004 and 2003 was $145,000 and $242,000, respectively, or a decrease in net loss of approximately 40%.

The improvement experienced in this segment is mostly related to the increase in sales, which increased by $461,000, while maintaining its gross profit margin stable at 43%, thus, increasing the gross profit by $198,000. Improved results in this section also reflect savings in shipping supplies of $36,000; net of an increase in allocated expenses (overhead) of approximately $58,000 and increase in salaries of approximately $71,000.

The landscaping segment's reflected a net income of $232 compared to a net loss of approximately $535,000, for the years ended December 31, 2004 and 2003, respectively. The significant improvement in the operating results of this segment reflects the full year effect of the adjustments in pricing for old contracts implemented during the last quarter of 2003, as well as the results of new maintenance contracts (private and governmental) signed during this period. The improvement in operating results also reflects improved efficiency in project management and the operational changes realized during the fourth quarter of 2003 and during the year 2004.

The results of the pricing changes aforementioned resulted in an increase in this segment's gross profit margin of approximately 12.6% (from 15.3% in 2003 to 27.9% in 2004).

RESULTS OF OPERATIONS
---------------------

Sales
-----

The Company's consolidated net sales for the years ended December 31, 2004 and 2003 were approximately $8,423,000, and $8,433,000, respectively, representing an overall decrease of less than 1%.

Although net sales for 2004 remained substantially in line with 2003 figures, the plants segment reflected a decrease in net sales during 2004 of $897,000 or 24%, when compared to 2003. Such decrease is mainly attributable to the lack of availability of certain plants including, orchids, anthurium, spathifyllum, and areca palms, which recorded high sales during the first quarter of the year 2003.

Most of these plants are currently being grown in the newly constructed shade house and will become available for sale early in 2005. At the same time, the Company is placing greater emphasis on the marketing of bedding and other plants which mature more rapidly and become available for sale in a shorter period. The Company is purchasing certain plants from local growers for resale, as needed, to avoid as increase in inventory levels. Lastly, the effects of Tropical Strom Jeanne on the Island during the last quarter of the year 2004 affected the net sales for the last three months of the year since certain residential and commercial developments were delayed because the lack of electric power and other negative results of the aforementioned tropical storm. The Company plans to grow and reintroduce into the market some of the last decades' most popular plants during 2005, which should impact positively next year's sales. The Company believes that the nursery segment is well-positioned to increase sales during the year 2005.

The aforementioned decrease in sales for the year ended December 31, 2004 for the plants segment was mostly offset with an increase in landscaping service revenues of approximately $426,000 and by an increase in lawn and garden segment sales of approximately $461,000, when compared to 2003.

Landscaping service revenues for the years ended December 31, 2004, 2003 and 2002 amounted to $1,841,000, $1,415,000 and, $2,542,000, respectively. The landscaping segment's increase in revenues for the year ended December 31, 2004, when compared to 2003, was mainly due to the full year effect of certain adjustments in pricing for old contracts as well as the results of new maintenance contracts (private and governmental) signed during this period. The decrease in 2004 and 2003, as compared to the year ended December 31, 2002, is related to three major projects for 2002 which amounted to $619,000 in revenues, in the aggregate.

The lawn & garden segment net sales for the years ended December 31, 2004, 2003 and, 2002, amounted to $3,740,000, $3,279,000, and $2,884,000, respectively.
This segment's sales continue to reflect a solid increase over the last three years, principally due to the increase in sales to major store chains. The lawn & garden segment's increase in net sales for year ended December 31, 2004 was also positively impacted by the heavy rains experienced during the third and fourth quarters of the year. The lawn & garden segment also reflected an increase in sales during the fourth quarter of 2004 by granting certain sales promotions to large chain stores, conducted during the Christmas season.

Total combined (all segments) sales to active major chain stores for the years ended December 31, 2004 and 2003, were $4,888,000 and $4,656,000, respectively.

Consolidated net sales for the year ended December 31, 2002 were approximately $9,751,000. During 2002, approximately $525,000 (21%) of landscaping service revenues was provided to an entity controlled by the Company's major shareholder. All such services were provided by the Company on an arms-length basis on terms no less favorable to the Company than those offered to unaffiliated third parties. Three major other projects for such year also accounted for $669,000 in landscaping service revenues, thus, the overall 2004 decrease as compared to 2002 is related to these two major factors that were not present in 2004.

Gross Profits
-------------

The following table sets forth certain information regarding the Company's costs and expenses as a percentage of net sales.

                                                        Years ended December 31
                                                        ------------------------
                                                         2004     2003     2002
                                                        ------   ------   ------
Net sales.............................................. 100.0%   100.0%   100.0%
Cost of sales..........................................  69.6     71.8     60.3
                                                        ------   ------   ------
Gross profit...........................................  30.4     28.2     39.7
Selling, general and administrative expenses...........  39.5     45.3     35.7
Costs related to consolidating nursery facilities......    --      3.0       --
                                                        ------   ------   ------
(Loss) income from operations..........................  (9.1)   (20.1)     4.0
Interest expense, net..................................  (1.4)     (.7)     (.4)
Other income,  net.....................................   3.2      3.2      5.0
                                                        ------   ------   ------
(Loss) income before income deferred income tax credit.  (7.3)   (17.6)     8.6
Deferred income tax credit.............................    --       --       .1
                                                        ------   ------   ------
Net (loss) income......................................  (7.3)   (17.6)     8.7
                                                        ------   ------   ======

The table above reflects that consolidated gross profits as a percentage of net sales were approximately 30%, 28%, and 40%, for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in gross profit for the year ended December 31, 2004 when compared to year 2003, was the result of the increase in lawn & garden segment sales and in landscaping service revenues, segments that enjoy higher gross profit margins.

For the year ended, December 31, 2004, the gross profit for the plants segment was 15% compared to 19% for the year ended December 31, 2003. However, plants sales for the year ended December 31, 2004 amounted to 34% of total sales while in 2003 amounted to 44% of total sales.

For the year ended December 31, 2004, the gross profit for the landscaping segment was 28% compared to 15% for the year ended December 31, 2003. This improvement reflects the effects of prices changes mentioned above. Additionally, the landscaping segment sales increased by $426,000 when compared to 2003, representing 22% of consolidated sales for 2004, compared to 17% of consolidated net sales in 2003. This contributed to a higher combined gross profit margin.

For the years ended December 31, 2004 and 2003, the gross profit for the lawn & garden segment was 43%. Even when the gross profit margin for this segment remained fairly in line with 2003, total sales for this segment increased by $461,000 positively impacting the consolidated gross profit margin.

The Company's consolidated gross profit for the year ended December 31, 2003 was 28%, compared to 40% in 2002, representing an overall decrease of 12%.

This decrease in the overall gross profit was principally due to a decrease in gross profit from landscaping services revenues of 10% (from 38% in 2002 to 28% in 2003). This decrease was due to lower profits projects in 2003 and the decrease in sales aforementioned (comparing 2003 and 20020. Also, the consolidated gross profit was affected by a slight reduction in the gross profit from sales of lawn and garden products, which decreased by 1% (43% in 2003 versus 44% in 2002).

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (SG&A) were approximately $3,327,000 and $3,822,000 for the years ended December 31, 2004 and 2003, respectively, reflecting savings of approximately $495,000. This represents a 13% decrease in dollar terms and almost a 6% decrease as a percentage of sales.

The decrease in SG&A for the year ended December 31, 2004, when compared to the year 2003 is related to the full year effect of the cost containment program established at the end of the year 2003 which includes, among other things, the reduction of payroll expenses and better utilization of existing resources.
Among the most notable costs reductions is the savings in SG&A salaries and related expenses of approximately $163,000, compared to 2003. Bad debts expense also reflected a positive variance of $204,000. Improvement in this line item was the result of the recruitment of a new Collections and Credit Manager during 2004 who is dedicated to improving the collections of the Company. As a result, balances over sixty days decreased significantly during 2004. Other expenses that showed decreases were the legal and professional fees, which reflected combined savings of approximately $160,000.

The increase in SG&A in dollar terms for the year ended December 31, 2003, when compared to the year 2002, is principally due to an increase in bad debt expense of approximately $80,000. Also, an increase in professional services of $89,000 mainly due to the contracting of business consulting services for $42,000 and an increase of approximately $47,000 in legal expenses related to corporate and labor issues. The increase in SG&A as a percentage of sales for the year ended December 31, 2003 was also adversely impacted by the decrease in net sales.

Costs Related to Consolidating Nursery Facilities
-------------------------------------------------

Until June 30, 2003, the Company operated a 13-acre nursery farm in Barranquitas, Puerto Rico. This nursery was leased from an unrelated third party. During the fourth quarter of 2002, the Company entered into an agreement with the lessor of the Barranquitas facility to terminate the lease and consequently vacated the facility by June 30, 2003. As a result, the Company has consolidated the operations previously conducted at the Barranquitas facility into its Vega Alta nursery farm.

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company's nursery facilities in its Vega Alta nursery operation amounted to approximately $254,000 for the year ended December 31, 2003 (refer to SIGNIFICANT FOURTH QUARTER ADJUSTMENTS).

Other Income and Expense
------------------------

Interest income for the years ended December 31, 2004 and 2003 amounted to approximately $8,000 and $10,000, respectively. Decrease in interest income is mainly due to a decrease in the volume of invested funds. Interest income for the year ended December 31, 2003 decreased when compared to that of 2002 by approximately $6,000 due to a reduction of funds invested as well as lower yields obtained during 2003.

Interest expense for the year ended December 31, 2004, increased by $41,000 when compared with 2003. Interest expense for the year ended December 31, 2003, increased by $15,000 when compared with 2002. In both years, increase is related to the increase in the short-term borrowings used for the Company's operations and in investing activities (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

In 2004, other income and expense included a net loss of $78,000 related to the damages resulting from Tropical Strom Jeanne (item not reflected in the 2003 results of operations).

Within other income and expense items for the year ended December 31, 2003, there was included a gain of $25,000 from the collection of a note receivable which was written down in prior years. The collection of the note represents the remaining portion of a note partially collected in the fourth quarter of 2002
(refer  to  Note  6  in  the  Notes  to  the  Company's  Consolidated  Financial
Statements).

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

Commissions received from unconsolidated subsidiary for the years ended December 31, 2004 and 2003 amounted to approximately $201,000 and $117,000, respectively. This commission income represents the amount payable by Salinas Holdings, Inc. to the Company for acting as its sales agent. (Refer to ITEM 1. Joint Venture in Salinas Holdings, Inc.) These commissions amounted to $6,000 in 2002.

Equity in earnings of unconsolidated subsidiary for the years ended December 31, 2004 and 2003 amounted to approximately $111,000 and $76,000, respectively. This represents the Company's 33.33% equity interest in Salinas Holdings Inc.'s net income for the years ended December 31, 2004 and 2003. Equity in loss of unconsolidated subsidiary for the year ended December 31, 2002 amounted to $16,000, which represents the participation in the net loss of such unconsolidated subsidiary for the period from November 1, 2002 (commencement of operations) through December 31, 2002.

FINANCIAL CONDITION
-------------------

The Company's current ratio slightly increased to 1.43 to 1 on December 31, 2004 compared to 1.41 to 1 on December 31, 2003. The increase in the current ratio is principally due to the cash obtained from short-term borrowings under the credit facility used to finance current operations (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

On December 31, 2004, the Company had cash of approximately $235,000, compared to cash of $2,000 on December 31, 2003. The increase in cash on December 31, 2004 is principally due to the cash provided by financing activities, net of the amount used for operational purposes and in investing activities, which were primarily related to capital improvements made at the Vega Alta facility and the purchase of vehicles for the operations.

Shareholders' equity decrease during the year ended December 31, 2004 is due to the net loss for the year, which was partially offset by the proceeds from the exercise of stock options. During the year ended December 31, 2004, the Company issued 48,400 shares of common stock in connection with the exercise of stock options. In addition, the Company issued 26,500 shares of restricted common stock and recorded the related deferred stock compensation, the net effect of which was a decrease in shareholders' equity. No dividends were declared during the year ended December 31, 2004. During the year ended December 31, 2004, 10,500 shares of restricted common stock issued in 2003 were forfeited.

CURRENT LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flow from operations, as well as borrowings under short-term credit facilities with a local commercial bank and from a major stockholder. During 2004, the Company also relied on borrowings from its principal stockholder. As of December 31, 2004, the Company had available a short-term credit facility of $2,500,000, of which approximately $261,500 was available as of such date. This credit facility is secured by the Company's trade accounts receivable and inventories. As of December 31, 2004, the Company had borrowed $1,000,000 from its principal stockholder. (refer to Note 11 in the Notes to the Company's Consolidated Financial Statements).

During the fourth quarter of 2003, the Company implemented a cost containment program designed to reduce the expenses. As part of this program, the Company reduced its labor costs through reduction in head count by approximately 10% during 2003. The results of the cost containment program were reflected during the year 2004, year in which SG&A expenses decreased by approximately 6%, as a percentage of sales. The Company is also exploring other alternatives to increase its liquidity, including but not limited to, (1) increases in its short-term credit facilities and (2) sales of preferred stock to a limited number of investors in a private placement transaction. Meanwhile, it has borrowed an additional $500,000 from its principal stockholder during the first quarter of 2005.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
--------------------------------------------------------------------

The following represents the contractual long-term obligations summarized by type of obligation and payment due date as of December 31, 2004 and 2003.

     -    Long-Term Debt
          --------------

     At December 31, 2004 and 2003, long-term debt comprised the following:

               Description                              2004           2003
               -----------                           -----------    -----------
Notes payable to major stockholder, bearing
interest at prime, due on January 31, 2006           $ 1,000,000           --

Five-year term loans, bearing interest at 2%
over Libor rate (2.14% at December 31, 2004),
payable in monthly installments of $13,353,
through December 2008                                    181,995        330,251
                                                     -----------    -----------

Total                                                  1,185,995        330,251

Less current portion                                    (114,503)      (143,178)
                                                     -----------    -----------

Long-term debt                                       $ 1,067,492    $   187,073
                                                     ===========    ===========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The aggregate maturities of long-term debt are as follows:

                      Less than 1 year          $   114,503
                      1 to 3 years                1,061,630
                      3 to 5 years                    5,862
                                                -----------
                                                $ 1,181,995
                                                ===========

The Company's debt agreements contain various covenants, which among other things require the Company to meet certain debt to asset ratios and a minimum working capital. At December 31, 2004 and 2003, the Company was in compliance with the related debt covenants.

     -    Lease and Option Agreements
          ---------------------------

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

The Company's obligations under the above agreement in force at December 31, 2004, are as follows:

                      Less than 1 year           $  300,000
                      1 to 3 years                  900,000
                                                 ----------
                                                 $1,200,000
                                                 ==========

Obligations Under Guarantees
----------------------------

Since September 22, 2003, the Company is a guarantor for a loan in the amount of $1,300,000 made by Salinas Holdings, Inc., an unconsolidated subsidiary. The guaranty is continuous and limited covering all outstanding principal and accrued interest, pro-rata to the Company's 33.33% ownership participation. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interest. The interest rate is calculated based on the 90-day LIBOR rate, plus 1.5% over such rate.

As of December 31, 2004, the maximum potential amount of future payments that the Company could be required to make under the guarantee, net of interests, is as follows:

                      Less than 1 year           $  144,430
                      1 to 3 years                  108,323
                                                 ----------
                                                 $  252,753
                                                 ==========

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

The Company's accounts receivable are mostly due from customers who reside in Puerto Rico. Monitoring the operations and financial strength of the Company's customers mitigates concentration of credit risk with respect to accounts receivable. Certain short-term certificates of deposit are placed with local financial institutions. Depositing the funds with high credit quality financial institutions and limiting the amount of credit exposure in any financial institution mitigate such credit risk.


ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Company's Consolidated Financial Statements and Schedules and the Report of Independent Registered Public Accounting Firm beginning on page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90-day period preceding the filing of this Annual Report on Form 10-KSB, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer
(CEO), the Chief Operating Office (COO), and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, COO, and CFO, concluded that the design and operation of the Company's disclosure controls and procedures were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized, and reported on a timely basis.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.


ITEM 8B. OTHER INFORMATION

During the fourth quarter of 2004, the Company consolidated several unsecured loans from its major shareholder in the aggregate amount of $1,000,000. In addition, on March 11, 2005, Michael J. Spector and Margaret D. Spector made a $500,000 loan to the Company to be used for its general working capital. The notes evidencing the loans bear interest, payable monthly, at the prevailing Citibank, N.A. prime rate and the principal amount of each note is payable on January 31, 2006.

The Company did not pay any commitment fee or commission in connection with these loans. The Company's Board of Directors believes that the terms and conditions of the loans are at least as favorable to the Company as those could have been obtained from an unaffiliated third party. (refer to Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

                                    PART III
                                    --------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company as of March 15, 2005. The background and experience of these persons are summarized in the paragraphs following the table.

Name (Age at March 15, 2005)             Positions with the Company
----------------------------   -------------------------------------------------
Michael J. Spector (58)        Chairman of the Board, Chief Executive Officer
                               and Director
Margaret D. Spector (53)       Secretary
Ramon L. Dominguez (51)        Director
Blas R. Ferraiuoli (60)        Director
Michael A. Rubin (62)          Director
Evan Berger (39)               Director
Juan B. Medina (45)            President and Chief Operating Officer
Luis M. Torres (45)            Senior Vice President and General Manager -
                               Nursery Division
Luis R. Carrasquillo (34)      Senior Vice President and Chief Financial Officer
Rene Llerandi (45)             Vice President - Sales
Leida Rivera (34)              Conptroller

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

Background of Officers and Directors
------------------------------------

Set forth below is a summary of the background of each person who was an officer or director and nominee of the Company as of March 15, 2005.

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

MR. BERGER was elected a director of the Company in 2004 and continues to hold that position. Mr. Berger has served as Vice President and Director of Leasing for PMI Retail Property Management Corp. since early 2003. PMI is the managing agent for 5.3 million square feet of prime mall and strip based retail shopping centers in Puerto Rico. From 1996 to 2003, Mr. Berger was an attorney engaged in private practice in New York. From 1997 to 2001, Mr. Berger also served as General Counsel to Equilink LLC, New York, New York, a mergers and acquisitions, business development and venture capital consultant to emerging market and small capitalization companies.

MR. MEDINA currently serves as the President and Chief Operating Officer of the Company. He was appointed to this position effective March 7, 2005. Formerly he served as the Senior Vice President and Chief Financial Officer of the Company since he joined the Company on September 2, 2003. From January 1983 to July 1986, Mr. Medina worked as an auditor for KPMG Peat Marwick in San Juan, Puerto Rico. From July 1986 to May 2003 worked for MAPFRE/PRAICO Life, a Puerto Rico based life insurance company and a subsidiary of a Spanish-based insurance company. Positions held during this period were Vice President of Finance from 1986 to 1992; Vice President Operations & Finance, Treasurer from 1992 to 1997; Executive Vice President, Chief Financial Officer, member of the Board of Directors and various committees delegated by the Board from 1997 to 2003.

MR. TORRES currently serves as Senior Vice President and General Manager for the Nursery Division. He has held this position since June 7, 2004. From January 1, 2003 to June 7, 2004 Mr. Torres served as General Manager of Salinas Holdings, Inc. D/B/A Margo Turf and Trees Farm, a joint venture in which Margo has a one-third equity interest. From February 1998 to March 2002, Mr. Torres served as Vice President and Partner of Pennock Growers Inc. Mr. Torres has more than 18 years of professional experience in the ornamental and nursery business as grower, manager and consultant.

MR. CARRASQILLO was appointed as the Senior Vice President and Chief Financial Officer of the Company effective March 7, 2005. From January 1994 to June 1998, Mr. Carrasquillo worked in the audit department of KPMG Peat Marwick in San Juan, Puerto Rico. From June 1998 to July 1999 he worked for MAPFRE/PRAICO Life, a Puerto Rico based life insurance company and a subsidiary of a Spanish-based insurance company, as the Controller of the Company. From July 1999 to February 2005 Mr. Carrasquillo worked as the Finance Director of Liberty Cablevision of PR, Inc. He is also member of the PR Certified Public Accountants Society.

MR. LLERANDI currently serves as Vice President of Sales. He has held this position since August 2003. He formerly served as Vice President of Marketing. He joined the Company in 1988 as Sales Manager for Puerto Rico.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "SEC").

Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 2004.

Based solely on its review of the copies of the reports received by it, the Company is not aware of any failure by its executive officers and directors to file on a timely basis any report required to be filed by Section 16 except for one late report filed by Michael J. Spector relating to the purchase of 1,100 shares, two late reports filed by Michael A. Rubin relating to the exercise of options to buy an aggregate of 6,600 shares and the grant of stock options to buy 2,750 shares, respectively, one late report filed by Evan Berger relating to the grant of stock options to acquire 2,750 shares, one late report filed by Ramon L. Dominguez relating to the grant of stock options to acquire 2,750 shares, one late report filed by Blas Ferraiouli relating to the grant of stock options to acquire 2,750 shares, two late reports filed by Rene Llerandi relating to the sale of 2,000 shares and the exercise of stock options to acquire 3,300 shares, respectively, and one late report filed by Luis M. Torres relating to the grant of 6,000 shares of restricted stock.

Corporate Governance
--------------------

Audit Committee. During fiscal 2000, the Audit Committee of the Board of Directors developed a written charter for the Audit Committee, which was approved by the full Board on June 6, 2000. The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company's financial reporting process.

At the present time no member of the Board of Directors serving in the Audit Committee meets the Securities and Exchange Commission's definition of "financial expert," which is basically limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who qualifies, the Board has determined that in order to fulfill all the functions of the Company's Board and Audit Committee, each member of the Board and the Audit Committee should meet all the criteria that have been established by the Board for board membership, and it is not in the best interest of Margo to nominate as a director someone who does not have all the experience and qualifications sought out by the Board. The Audit Committee consists of three independent directors, each of whom has been selected for the Audit Committee by the Board based on the Board's determination that they are fully qualified to monitor the disclosures of the Company to the end that they fairly present the Company's financial condition and results of operation. In particular, Mr. Dominguez has extensive experience in financial matters. In addition, the Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate. The Company's Board believes that this is equivalent to having a "financial expert" on the Audit Committee, especially given the size of the company and the lack of complexity of its financial statements.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics which applies to all employees of the Company including, but not limited to the Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller and is designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the NASDAQ Stock Market. A copy of the Code of Business Conduct and Ethics is filed as an Exhibit 14 to this Annual Report on Form 10-KSB and is available free of charge by writing to Margo Caribe, Inc., Road 690, Kilometer 5.8, Vega Alta, P.R. 00762, Attention: Mr. Luis Carrasquillo.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table sets forth information regarding compensation of the Company's Chief Executive Officer and of the President & Chief Operating Officer during each of the three years ended December 31, 2004, 2003 and 2002. The amount (and related exercise price) of option grants shown in the table has been adjusted for the 10% stock dividend effective June 28, 2002.

                                                                                     Long Term
                                           Annual Compensation                  Compensation Awards
                                           -------------------                  -------------------
                                                                            Restricted      Number of
  Name of Individual and                                    Other Annual       Stock      Stock Options     All other
 Position with the Company     Year    Salary    Bonus    Compensation(1)  Awards ($)(2)     Granted     Compensation(1)
-----------------------------  ----   --------  --------  ---------------  -------------  -------------  ---------------
Michael J. Spector, Chairman,  2004   $130,200  $      -       $8,000                 -          -            $8,000
 Chief Executive Officer       2003    130,000    11,000        8,000                 -      2,750(3)          8,000
 and Director                  2002    115,000    11,000        8,000                 -      2,750(3)          8,000

Juan B. Medina Arroyo          2004   $132,700   $10,000       $8,000           $28,800          -            $8,000
 President and                 2003     40,000         -        2,500            36,250          -             2,500
 Chief Operating Officer(4)    2002          -         -            -                 -          -                 -


(1) Represents matching contribution under the Company's Salary Deferral Retirement Plan.
(2) Represents 5,000 stock grants granted on November 21, 2003 and 6,000 on January 7, 2004. The dollar value given is based on the $7.25 and $4.80 price per share of Common Stock on November 21, 2003 and January 7, 2004, respectively.
(3) Represents 2,750 options granted to his spouse, Margaret D. Spector for each of 2002 and 2003. Mr. Spector may be deemed to beneficially own the options granted to Mrs. Spector.
(4)  Mr. Medina joined the Company on September 2003.

As provided under the Company's 1998 Stock Option Plan ("the 1998 Plan") adopted on April 23, 1998, any non-employee director of the Company who is in office on the first business day following any annual meeting of shareholders shall automatically receive on such date an option to acquire 2,750 shares of Common Stock at the market price on such date.

During 2004 Messrs. Ferraiuoli, Rubin, Dominguez and Estrada, each received options to acquire 2,750 shares of Common Stock at an exercise price of $3.75 expiring on August 24, 2014, in accordance with the 1998 Plan.

Grant of Stock Options
----------------------

During 2004, the Company did not grant any stock options to its officers.

Stock Options  Exercised  During 2004 and Stock  Options  Values
-----------------------------------------------------------------
at December 31, 2004
--------------------

During the year ended December 31, 2004, Mr. Michael Spector and his wife exercised 29,700 stock options at an aggregate exercise price of $85,140. None other of the executive officers of the Company named in the Cash Compensation Table exercised any stock options during 2004. Other holders, from which some are either Directors or employees of the Company, exercised 18,700 stock options at an aggregate value of $45,749.

The following table sets information on outstanding options and restricted shares held by the Company's executive officer listed in the Cash Compensation Table and their values at December 31, 2004. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 31, 2004, the last day the common stock traded during 2004.

                                                 Number of Shares           Value of Unexercised
                                              Underlying Unexercised            In-The-Money
                                                Options at 12/31/04      Options at 12/31/04(1)(2)
                                                -------------------      -------------------------
                        Shares
                       Acquired     Value
         Name         On Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------- -----------  --------  -----------  -------------  -----------  -------------
Michael J. Spector(1)      -           -          -           3,300      $       -    $17,229(1)(2)


---------
(1)  Represents  stock options held by Margaret D. Spector,  the wife of Michael
     J. Spector.
(2) Based on the last sales price of $8.46 per share on December 31, 2004, and an exercise price of $1.75, $3.75 and $3.50 for 550, 1,100, and 1,650 exercisable options, respectively.

The Company did not re-price any options during 2004.

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

Salary Deferral Retirement Plan
-------------------------------

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of the Puerto Rico Internal Revenue Code of 1994, as amended. The Retirement Plan covers all employees of Margo Caribe, Inc. who are at least 21 years of age and is effective from the date of employment. Under the terms of the retirement plan; the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the years ended December 31, 2004 and 2003, the Company paid approximately $54,000 and $57,000, respectively, representing the matching contributions under the retirement plan for all participants.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of March 15, 2005, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) each nominee for director; (c) all executive officers, directors and nominees of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

                     Security Ownership as of March 1, 2005
                     --------------------------------------

           Name                     Amount Beneficially
           ----                     -------------------
(Position with the Company)               Owned(1)           Percent of Class(1)
---------------------------             -----------          -------------------

Michael J. Spector
(Executive Officer and Director)        1,472,899(2)                 64.9%

Margaret D. Spector
Carr. 690, Km. 5.8
Vega Alta, Puerto Rico 00646
(Secretary)                             1,472,899(2)                 64.9%

J. Morton Davis
D.H. Blair Investment
Banking Corp.
44 Wall Street
New York, New York 10005
(Five Percent Shareholder)                211,143(3)                  9.4%

Evan Berger (Director)                       --                        --

Ramon Dominguez (Director)                 11,650                     (4)

Blas R. Ferraiuoli (Director)              49,500                     2.2%

Michael A. Rubin (Director)                41,400                     1.8%

All Executive Officers and
Directors as a Group
(10 persons)                            1,618,367(1)                 70.5%

-----------

(1) For each person or group, the amount shown as beneficially owned includes the number of shares of common stock the named person (s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 15, 2005 as shown below:
         -  Michael J. Spector and Margaret D. Spector           3,300 shares
         -  Blas Ferraiuoli                                     19,250 shares
         -  Ramon Dominguez                                      1,650 shares
         -  All Executive Officers and Directors, as a group    27,500 shares
     Percent of class does not include shares of common stock issuable upon exercise of stock options held by other persons.
(2) Includes 1,079,973 shares held directly by Mr. Spector, 353,526 shares held by Mrs. Spector and 36,100 held jointly. Also includes stock options to acquire 16,500 and 11,000 shares held by Mr. Spector and Mrs. Spector, respectively. The Spectors share voting and investment power over the shares owned by each other.
(3) This amount consists of 21,780 shares owned directly by J. Morton Davis and 174,513 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer, which in turn is controlled by J. Morton Davis and of 14,850 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G, as amended on February 5, 2005, filed with the Securities and Exchange Commission.
(4)  Less than one percent.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Principal Shareholders
---------------------------------

During the fourth quarter of 2004, the Company consolidated several unsecured loans from its major shareholder in the aggregate amount of $1,000,000. The note evidencing the new loan bears interest, payable monthly, at the prevailing Citibank, N.A. prime rate and the principal amount is payable on January 31, 2006.

On January 11, 2005 and March 11, 2005, the Company received $500,000 and $500,000, respectively, as unsecured loans from Michael J. Spector and Margaret
D. Spector. The notes evidencing the loans bear interest, payable monthly, at Citibank, N.A.'s prime rate. In addition, on February 16, 2005, the Spectors made a $3,000,000 loan to the Company to be used in connection with the acquisition by Margo State Line, Inc., a Florida corporation and a wholly owned subsidiary of Margo of substantially all the assets (other than real property) of State-Line Bark & Mulch, Inc., a Georgia corporation. The note evidencing the loan bears interest, payable monthly, commencing on March 1, 2005, at Citibank, N.A.'s prime rate. The entire principal balance of the loan is due and payable on February 16, 2006. The loan is secured by a pledge of all outstanding stock of Margo State Line, Inc.

The Company did not pay any commitment fee or commission in connection with these loans. The Company's Board of Directors believes that the terms and conditions of the loan are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.

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

Landscaping Services Provided by the Company to Estancias de Cerro Mar, Inc.
----------------------------------------------------------------------------

During 2004 and 2003, the Company provided landscaping and landscape maintenance services to Estancias de Cerro Mar, Inc., an entity controlled by the Spectors, and charged approximately $541,000 and $417,000, respectively, for these services. The Company believes that the prices and other terms granted to the Spectors were at least as favorable to the Company as those charged to unrelated entities.

Obligations Under Guarantees
----------------------------

Since September 22, 2003, the Company is guarantor for a loan in the amount of $1,300,000 made to Salinas Holdings, Inc., an unconsolidated subsidiary. The guaranty is continuous and several, limited to 33.33% of all outstanding principal and accrued interest on the loan, which is equal to the Company's pro-rata ownership participation in Salinas Holdings. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interests. The interest rate is calculated based on the 90 days LIBOR rate, plus 1.5% over such rate. As of December 31, 2004, the maximum potential amount of future payments that the Company could be required to make under the guarantee is approximately $252,753, plus accrued interest.

Certain Other Relationships
---------------------------

During 2004, Blas Ferraiuoli, a Director of the Company, received legal fees from the purchasers of homes in the Estancias de Cerro Mar, Inc. development controlled by the Spectors.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits.
     ---------

Exhibit
Number                               Description
-------                              -----------

(2)(a) Agreement and Plan of Merger dated November 17, 1997 between Margo Nursery Farms, Inc. and Margo Transition Corp. (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 31,
         1997).

(2)(b) Articles of Merger of Margo Nursery Farms, Inc. into Margo Transition Corp., dated December 15, 1997 (incorporated by reference to Exhibit 2(a) to the Company's Form 8-K dated December 31, 1997).

(2)(c) Certificate of Merger of Margo Nursery Farms, Inc., into Margo Transition Corp., dated December 15, 1997 (incorporated by reference to
         Exhibit 2(b) to the Company's Form 8-K dated December 31, 1997).

(3)(a) Certificate of Incorporation as currently in effect (incorporated by reference to same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

(3)(b)   Certificate  of  Amendment   dated  May  29,  1998  to  Certificate  of
         Incorporation (incorporated by reference to the Company's Form 8-K dated June 1, 1998).

(3)(c) By-Laws as of January 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997).

(4)(a) Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 of Form S-8 Registration Statement (No. 333-59619).

(4)(b)   1998 Stock Option  Agreement  (incorporated by reference to Exhibit No.
         4.2 of Form S-8 Registration Statement (No. 333-59619).

(4)(c) Form of Stock Option Agreement (incorporated by reference to Exhibit No. 4.3 of Form S-8 Registration Statement (No. 333-59619).

(4)(d) 2003 Restricted Stock Plan (filed as Exhibit A to the Company's proxy statement dated May 7, 2003).

(4)(e) Form of Restricted Stock Award (incorporated by reference to same exhibit number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004).

(10)     (a)      Material   contracts   incorporated   by  reference  from  the
                  Company's  Annual  Report  on Form  10-K  for the  year  ended
                  December 31, 1993:

                  (i) Lease Agreement dated January 1, 1993 between the Company and the Spectors.

         (b)      Material   Contracts   incorporated   by  reference  from  the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1996:

Exhibit
Number                               Description
-------                              -----------

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

                  (v) Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.

                  (vi) Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.

                  (vii)    Stock Option Agreement, dated July 9, 1993, with Blas
                           R. Ferraiuoli.

                  (viii) Stock Option Agreement, dated August 9, 1996, with Margaret D. Spector.

         (c) Material contract incorporated by reference from the Company's Annual Report on Report on Form 10-K for the year ended December 31, 2001:

                  (i)      Master   Promissory   Note  for  $2.5   million  with
                           Scotiabank of Puerto Rico dated January 25, 2002.

         (d) Material Contract incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 2002:

                  (i) Management Agreement, dated October 14, 2002, between Salinas Holdings, Inc. and Margo Nursery Farms, Inc.

         (e) Material Contract incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 2003:

                  (i) Employment Agreement, dated August 4, 2003, between the Company and Mr. Tulio Figueroa.

         (f)      Material   Agreements   incorporated  by  reference  from  the
                  Company's Annual Report on Form 10-K for the year ended December 31, 2003:

                  (i) Asset Purchase and Sale Agreement dated as of August 4, 2003, between Margo Garden Products, Inc. and Tulio Figueroa d/b/a/ Global Associates.

                  (ii) Lease Agreement, dated as of January 1, 2004, between the Company and Michael J. Spector and Margaret Spector.

Exhibit
Number                               Description
-------                              -----------

         (g)      Material   Agreement   incorporated   by  reference  from  the
                  Company's Current Report on Form 8-K dated February 23, 2005:

                  (i) Asset Purchase Agreement, dated February 9, 2004, among State-Line Bark & Mulch, Inc., Richard K. Stewart, Dana M. Stewart and Margo State Line, Inc.

                  (ii) Agreement for the Purchase and Sale of Real Property, dated February 9, 2004, among Mulch Masters, Inc., Richard K. Stewart, Dana M. Stewart and Margo State Line, Inc.

                  (iii) Agreement for the Purchase and Sale of Real Property, dated February 9, 2004, among Mulch Masters, Inc., Richard K. Stewart, Dana M. Stewart and Margo State Line, Inc.

                  (iv) Promissory Note, dated February 16, 2005, in the amount of $3,000,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company's Form 8-K dated February 23, 2005).

         (h)      Material Agreements filed with this Form 10-KSB:

                  (i) Promissory Note, dated December 31, 2004, in the amount of $1,000,000 payable to Mr. and Mrs. Spector (filed herewith).

                  (ii) Promissory Note, dated January 11, 2005, in the amount of $500,000 payable to Mr. and Mrs. Spector (filed herewith).

                  (iii) Promissory Note, dated March 10, 2005, in the amount of $500,000 payable to Mr. and Mrs. Spector (filed herewith).

(14) Code of Business Conduct and Ethics (incorporated by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

(21)     List of Registrant's Subsidiaries (filed herewith).

(23)     Consent of Deloitte & Touche LLP (filed herewith).

(31)(i) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)(ii) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)(i) CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)(ii) CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit
Number                               Description
-------                              -----------

(b)      Reports on Form 8-K.
         --------------------

         (i) Current Report on Form 8-K, dated November 16, 2004, reporting under Item 2.02 the unaudited results for the third quarter and nine months ended September 30, 2004.

         (ii) Current Report on Form 8-K, dated January 20, 2004, reporting under Item 1.01 a $500,000 loan made to the Company by Michael
                  J. Spector and Margaret D. Spector.

         (iii) Current Report on Form 8-K, dated February 10, 2005, reporting under Item 1.01, the entering into the Asset Purchase Agreement with State-Line Bark & Mulch, Inc. and Richard K. Stewart and Dora M. Stewart.

         (iv) Current Report on Form 8-K, dated February 23, 2005, reporting under Item 1.01 a $3,000,000 loan made to the Company by Michael J. Spector and Margaret D. Spector, and reporting under Item 2.01 the completion of substantially all of the assets of State-Line Bark & Mulch, Inc.

         (v) Current Report on Form 8-K, dated March 8, 2005, reporting under Item 5.02 the Appointment of Luis R. Carrasquillo as Senior Vice President and Chief Financial Officer of the Company and the appointment of Juan B. Medina as President and Chief Operating Office.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has served as the Company's independent registered public accountants since 1997. Services provided to the Company and its subsidiaries by Deloitte & Touche LLP in fiscal 2004 included the audit of the Company's consolidated financial statements, limited reviews of quarterly reports, services related to filings with the SEC and consultations on various accounting matters.

The Audit Committee reviewed all non-audit services rendered by Deloitte & Touche LLP to the Company and concluded that the provision of such services was compatible with the maintenance of Deloitte & Touche's independence in the conduct of its auditing functions.

The aggregate fees billed for professional services by Deloitte & Touche LLP in 2004 and 2003 for these various services provided to the Company were:

                    Type of Fees               2004      2003
                 --------------------        -------   -------

                  Audit Fees                 $85,250   $71,260

                  Audit-Related Fees               -     3,800

                  Tax Fees                         -         -

                  All Other Fees                   -         -
                                             -------   -------
                  Total                      $82,250   $75,060

In the above table, in accordance with new SEC definitions and rules, "audit fees" are fees the Company paid Deloitte & Touche LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB and review of financial statements included in the Company's Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, accounting consultations and Sarbanes-Oxley, Section 404 consultations; "tax fees" are fees for tax compliance, tax advice and assistance with tax audits which there were none during 2004 and 2003; and "all other fees" are fees billed by Deloitte & Touche LLP to the Company for any services not included in the first three categories of which there were none during 2004 and 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2005              By:  /s/   Michael J. Spector
                                        ------------------------------
                                         Michael J. Spector, Chairman
                                             of the Board and Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

                                Chairman of the Board and
  /s/ Michael J. Spector         Chief Executive Officer       March 31, 2005
--------------------------
    Michael J. Spector


      /s/ Evan Berger                    Director              March 31, 2005
--------------------------
        Evan Berger


  /s/ Ramon L. Dominguez                 Director              March 31, 2005
--------------------------
    Ramon L. Dominguez


                                         Director              March 31, 2005
--------------------------
    Blas R. Ferraiouli


   /s/ Michael A. Rubin                  Director              March 31, 2005
--------------------------
     Michael A. Rubin


    /s/ Juan B. Medina                President and            March 31, 2005
--------------------------       Chief Operating Officer
      Juan B. Medina


 /s/ Luis R. Carrasquillo       Senior Vice President and      March 31, 2005
--------------------------       Chief Financial Officer
   Luis R. Carrasquillo


     /s/ Leida Rivera                   Controller             March 31, 2005
--------------------------
       Leida Rivera

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                          For Inclusion in Form 10-KSB
                            Annual Report Filed with
                       Securities and Exchange Commission

                      For the year ended December 31, 2004

                       MARGO CARIBE, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      For the year ended December 31, 2004

                                                                          Page
                                                                        -------
Report of Independent Registered Public                                   F-2
 Accounting Firm
Financial Statements:

  Consolidated Balance Sheets                                             F-3

  Consolidated Statements of Operations                                   F-4

  Consolidated Statements of Shareholders' Equity                         F-5

  Consolidated Statements of Cash Flows                                   F-6

  Notes to Consolidated Financial Statements                              F-7



Schedules
---------

Schedule II - Valuation and Qualifying Accounts                           F-29







All other schedules have been omitted since the required information is not required or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Margo Caribe, Inc.
Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index as
Schedule II for each of the three years in the period ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 30, 2005

Stamp No. 2037202
affixed to original.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                     ASSETS
                                     ------

                                                       2004             2003
                                                   -------------   -------------
Current Assets:
 Cash and equivalents                              $    234,872    $      2,175
 Restricted cash                                        500,000         500,000
 Accounts receivable, net                             2,128,901       1,225,039
 Inventories                                          2,777,044       3,192,357
 Due from related entity                                 42,479         170,800
 Deferred tax asset                                      11,400          11,400
 Property held for sale, net                            156,455            --
 Prepaid expenses and other current assets              353,610         334,685
                                                   =============   =============
   Total current assets                               6,204,761       5,436,456

 Property and equipment, net                          2,143,178       2,292,511
 Land held for future development                     1,131,127       1,105,627
 Investment in unconsolidated subsidiary                535,099         253,159
 Notes receivable                                        22,164          22,164
 Distribution rights                                    100,000         100,000
 Other assets                                             4,349           4,349
                                                   -------------   -------------

   Total assets                                    $ 10,140,678    $  9,214,266
                                                   =============   =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Current portion of long-term debt                 $    114,503    $    143,178
 Notes payable                                        2,886,967       2,685,359
 Accounts payable                                     1,129,067         790,487
 Accrued expenses                                       213,922         228,204
                                                   -------------   -------------
   Total current liabilities                          4,344,459       3,847,228

Other liabilities                                        66,813          66,813
Long-term debt, net of current portion                   67,492         187,073
Note payable to major stockholder                     1,000,000            --
                                                   -------------   -------------
   Total liabilities                                  5,478,764       4,101,114
                                                   =============   =============

Shareholders' equity:
 Preferred stock, $0.01 par value; 250,000
  shares authorized, no shares issued                      --              --
 Common stock, $.001 par value; 10,000,000
  shares authorized, 2,263,109 and 2,198,709
  shares issued, 2,223,389 and 2,158,989
  shares outstanding in 2004 and 2003,
  respectively                                            2,263           2,199
 Additional paid-in capital                           5,706,907       5,523,781
 Retained earnings (deficit)                           (809,043)       (192,446)
 Deferred stock compensation                           (141,925)       (124,094)
 Treasury stock, 39,800 common shares, at cost          (96,288)        (96,288)
                                                   -------------   -------------
  Total shareholders' equity                          4,661,914       5,113,152
                                                   -------------   -------------
  Total liabilities and shareholders' equity       $ 10,140,678    $  9,214,266
                                                   =============   =============


See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended December 31, 2004, 2003, 2002

                                            2004          2003          2002
                                        ------------  ------------  ------------

Net sales                               $ 8,422,531   $ 8,433,185   $ 9,751,294

Cost of sales                             5,859,617     6,055,234     5,875,412
                                        ------------  ------------  ------------
 Gross profit                             2,562,914     2,377,951     3,875,882

Selling, general and administrative
 expenses                                 3,326,703     3,821,819     3,477,923

Costs related to consolidating nursery
 facilities                                    --         253,738          --
                                        ------------  ------------  ------------

 (Loss) income from operations             (763,789)   (1,697,606)      397,959
                                        ------------  ------------  ------------
Other income (expense):
 Interest income                              8,062         9,848        15,695

 Interest expense                          (114,151)      (72,941)      (58,194)

 Gain on collection of note receivable
  previously written down                      --          25,000       405,000

 Gain on sale of investment                    --            --          71,462

Equity in earnings (losses) of
 unconsolidated subsidiary                  110,942        75,863       (16,037)

  Commissions from unconsolidated
   subsidiary                               201,080       116,921         6,481

  Loss from damages caused by
   Tropical Storm Jeanne, net               (78,020)         --            --

  Miscellaneous income                       19,279        51,048        18,579
                                        ------------  ------------  ------------
   Total other income, net                  147,192       205,739       442,986
                                        ------------  ------------  ------------
(Loss) income before deferred income
 tax benefit                               (616,597)   (1,491,867)      840,945

Deferred income tax benefit                    --            --          11,400
                                        ------------  ------------  ------------

Net (loss) income                       $  (616,597)  $(1,491,867)  $   852,345
                                        ============  ============  ============

Basic (loss) income per common share    $     (0.28)  $     (0.71)  $       .41
                                        ============  ============  ============

Diluted (loss) income per common share  $     (0.28)  $     (0.71)  $       .40
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.


                                             MARGO CARIBE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        Years Ended December 31, 2004, 2003 and 2002

                                 Outstanding
                                    Common     Common      Additional                  Retained
                                    Stock       Stock       Paid-in    Deferred Stock  Earnings     Treasury
                                    Shares     Amount       Capital     Compensation   (Deficit)      Stock        Total
                                 -----------   --------   ------------   ----------   ------------  ----------  ------------
Balance at December 31, 2001      1,883,822    $ 1,924    $ 4,659,792    $       -    $ 1,014,153   $ (96,288)  $ 5,579,581
Issuance of common stock
  from 10% stock dividend           188,367        188        566,843            -       (567,077)          -           (46)
Issuance of common stock
  from exercise of stock
  options                             7,700          8         14,501            -              -           -        14,509
Net income                                -          -              -            -        852,345           -       852,345
                                 -----------   --------   ------------   ----------   ------------  ----------  ------------
Balance at December 31, 2002      2,079,889      2,120      5,241,136            -      1,299,421     (96,288)    6,446,389
Issuance of common stock
  from exercise of stock
  options                            61,600         62        155,787            -              -           -       155,849
Issuance of common stock
  under restricted stock plan        17,500         17        126,858     (126,875)             -           -             -
Deferred stock compensation
 amortized  to operations                 -          -              -        2,781              -           -         2,781
Net loss                                  -          -              -            -     (1,491,867)          -    (1,491,867)
                                 -----------   --------   ------------   ----------   ------------  ----------  ------------
Balance at December 31, 2003      2,158,989      2,199      5,523,781     (124,094)      (192,446)    (96,288)    5,113,152
Issuance of common stock
  from exercise of stock
  options                            48,400         49        130,841            -              -           -       130,890
Issuance of common stock
  under restricted stock plan        26,500         26        127,174     (127,200)             -           -             -
Forfeited common stock under
  restricted stock plan             (10,500)       (11)       (74,889)      74,900              -           -             -
Deferred stock compensation
 amortized  to operations                 -          -              -       34,469              -           -        34,469
Net loss                                  -          -              -            -       (616,597)          -      (616,597)
                                 -----------   --------   ------------   ----------   ------------  ----------  ------------

Balance at December 31, 2004      2,223,389    $ 2,263    $ 5,706,907    $(141,925)   $  (809,043)  $ (96,288)  $ 4,661,914
                                 ===========   ========   ============   ==========   ============  ==========  ============


     See accompanying notes to consolidated financial statements.



                                                            F-5

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2004, 2003 and 2002

                                              2004          2003        2002
                                           ----------   -----------  ----------
Cash flows from operating activities:

Net income (loss)                          $ (616,597)  $(1,491,867) $  852,345

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization               383,683       404,898     411,600

  Provision for bad debts                      72,239       200,727     120,929

  Invertory write-offs                        374,471       535,971           -

  Gain on collection of note receivable             -       (25,000)   (405,000)

  Deferred stock compensation                  34,469         2,781           -

  Deferred tax benefit                              -             -     (11,400)

  Equity in earnings (losses) of
   unconsolidated subsidiary                 (110,942)      (75,863)     16,037

  Gain on sale of investment                        -             -     (71,462)

  Loss (gain) on disposition of equipment      (1,634)       64,852      (6,287)
Changes  in  assets  and  liabilities
 affecting  cash flows  from  operating
 activities:
  Decrease (increase) in:
  Accounts receivable                        (976,101)      392,310    (140,754)
  Inventories                                  40,842      (349,549)    131,602
  Due from related entity                     128,321      (119,774)    (51,026)
  Prepaid expenses and other current
   assets                                     (18,925)      (22,579)    (15,624)
  Distribution rights                               -      (100,000)          -
  Other assets                                      -         1,667      (3,082)
 Increase (decrease) in:
  Accounts payable                            338,580       (38,895)    (38,689)
  Accrued expenses                            (14,282)     (104,101)    138,011
  Other liabilities                                 -        (7,425)     74,238
                                           ----------   -----------  ----------
Net cash provided by (used in) operating
 activities                                  (365,876)     (731,847)  1,001,438
                                           ----------   -----------  ----------

Cash flows from investing activities:

 Proceeds from the sale of property
  and equipment                                10,000             -           -
 Purchases of property and equipment         (424,671)   (1,512,372)   (181,688)
 Proceeds from sale of investment                   -             -     112,924
 Investment in land held for future
  development                                       -             -     (52,221)
 Decrease (increase) in notes receivable            -         5,948      (5,948)
 Investment in unconsolidated subsidiary     (175,000)     (160,000)   (433,333)
 Investment distribution from
  unconsolidated subsidiary                     4,002       400,000           -
 Purchase or restricted certificate
  of deposit                                        -             -    (500,000)
 Proceeds from collection of notes
  receivable                                        -        25,000     451,331
                                           ----------   -----------  ----------
Net cash used in investing activities        (585,669)   (1,241,424)   (608,935)
                                           ----------   -----------  ----------
Cash flows from financing activities:
 Increase in notes payable                  1,658,466       954,859     533,333
 Repayment of notes payable                  (456,858)            -    (733,333)
 Cash payment in lieu of issuing
  fractional shares in stock dividend               -             -         (46)
 Issuance of common stock from exercise
  of stock options                            130,890       155,849      14,509
 Proceeds from long-term debt                       -       109,720           -
 Repayments of long-term debt                (148,256)     (162,861)   (128,008)
                                           ----------   -----------  ----------
Net cash provided by (used in) financing
 activities                                 1,184,242     1,057,567    (313,545)
                                           ----------   -----------  ----------
Net increase (decrease) in cash and
 equivalents                                  232,697      (915,704)     78,958

Cash and equivalents at beginning of year       2,175       917,879     838,921
                                           ----------   -----------  ----------

Cash and equivalents at end of year        $  234,872   $     2,175  $  917,879
                                           ==========   ===========  ==========

See accompanying notes to consolidated financial statements.

                       MARGO CARIBE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

Note 1 - Business and Summary of Significant Accounting Policies
----------------------------------------------------------------

Margo Caribe, Inc. and subsidiaries (the "Company") are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, wholesalers and retailers. The Company is also engaged in the manufacturing and distribution of its own line ("Rain Forest") of planting media, sales and distribution of lawn and garden products, acting as sales agent for consumer related products and provides landscaping design installation and maintenance services. The Company is also engaged in seeking real estate sites for the development of residential housing projects. In the first quarter of 2005, the Company formed a new Florida subsidiary to acquire a mulch operation in Folkston, Georgia.

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


(c)      Restricted Cash
         ---------------

At December 31, 2004 and 2003, restricted cash is composed of $500,000 invested in a certificate of deposit bearing interest at 1.45% and 1.35%, respectively, which has been pledged as collateral for notes payable (refer to Note 10).

(d)      Inventories
         -----------

Inventories of plant material include the cost of seeds, cuttings, pots, soil, and an allocation of chemicals, fertilizers, direct labor and overhead costs such as depreciation and rent, among others. Inventories of plant material are stated at the lower of cost (first-in, first-out) or market. Inventories of lawn and garden products are stated at the lower of average cost or market.

(e)      Property and Equipment and Land Held for Future Development
         -----------------------------------------------------------

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

(f)      Property Held for Sale
         ----------------------

Property held for sale (which was presented as Property and Equipment in 2003 financial statements) consists of a single dwelling unit located at Vega Alta, Puerto Rico. It is stated at the lower of its carrying amount or fair value, less estimated selling costs. This property is expected to be sold during 2005.

(g)      Revenue Recognition
         -------------------

The Company recognizes sales of foliage and lawn and garden products upon acknowledgement of receipt of merchandise by the customer. Revenues from landscaping services are recognized as plants are installed at the customers' facilities. Revenues from garden maintenance contracts are recognized when the service is provided.

(h)      Recent Accounting Developments
         ------------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company uses the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

In December 2004, the FASB issued a revised SFAS No. 123, "Share Based Payment." The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations for the first reporting period (interim or annual) beginning after June 15, 2005. This Statement eliminates the alternative to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. The effect of adopting the new rules on reported diluted earnings (losses) per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on diluted earnings (losses) per share could change. The Company expects to adopt the revised rules on July 1, 2005, but has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if these occur, receive a majority of the entity's expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R did not have any effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

(i)      Income Tax
         ----------

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

(j)      Income (loss) per Common Share
         ------------------------------

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

(k)      Fair Value of Financial Instruments
         -----------------------------------

The amounts included in the consolidated financial statements for cash and equivalents, short term investments, accounts receivable, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 6 and 11.

(l)      Accounting for Stock-Based Compensation Plans
         ---------------------------------------------

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

                                               Year ended December 31,
                                    --------------------------------------------
                                       2004            2003             2002
                                    ----------     ------------     ------------

Net (loss) income
 as reported                        $(616,597)     $(1,491,867)     $   852,345
Total stock based com-
 pensation expense
 determined under fair
 value based method for
 all awards                           (23,685)         (43,258)         (36,463)
                                    ----------     ------------     ------------
Pro forma net (loss)
 income                             $(640,282)     $(1,535,125)     $   815,882
                                    ==========     ============     ============

Earnings per share:
 Basic - as reported                $    (.28)     $     (0.71)     $      0.41
                                    ==========     ============     ============
 Basic - pro forma                  $    (.29)     $     (0.73)     $      0.39
                                    ==========     ============     ============

 Diluted - as reported              $    (.28)     $     (0.71)     $      0.40
                                    ==========     ============     ============
 Diluted - pro forma                $    (.29)     $     (0.73)     $      0.39
                                    ==========     ============     ============

(m)      Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------

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

Direct and indirect costs that are capitalized as part of inventory of plant material, which management estimates cannot be recovered from future sales of plant inventory, are charged to cost of sales. Management's determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgment with respect to the future marketability of the inventory.

The Company has a deferred tax asset (refer to Note 12) of $1,098,319, which is partially offset by a valuation allowance of $1,086,919. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

(n)      Investment in Unconsolidated Subsidiary
         ---------------------------------------

Investment in unconsolidated subsidiary is accounted for by using the equity method of accounting for investments, under which the Company's share of earnings of the subsidiary is reflected in income as earned, and distributions are credited against the investment in subsidiary when received.

(o)      Impairment of Long-Lived Assets
         -------------------------------

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review.

(p)      Reclassifications
         -----------------

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform them with the 2004 presentation.

Note 2 - Stock Based Compensation and Salary Deferral Plans
-----------------------------------------------------------

(a)      Stock Based Compensation Plans
         ------------------------------

Effective May 2, 2003, the Company adopted the Margo Caribe, Inc. 2003 Restricted Stock Plan (the "Restricted Stock Plan"). Under the terms of the Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant up to 200,000 shares of common stock to officers and other key employees of the Company. The restricted stock grants may be subject to time-based or performance-based restrictions.

During the years ended December 31, 2004 and 2003, the Company granted 26,500 and 17,500 shares of restricted stock, respectively, at a market value per share of $7.25 and $4.80, respectively, under the Margo Caribe, Inc. 2003 Restricted Stock Plan to members of senior management. The shares of restricted stock shall vest ratably over a five-year period. The shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares was established by the market price on the date of grant. Deferred stock compensation was charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders' equity and is being amortized ratably over the vesting period. During the years ended December 31, 2004 and 2003, the Company recognized $34,469 and $2,781, respectively, in selling, general and administrative expenses related to the grants. The unamortized portion remaining in shareholders' equity at December 31, 2004 and 2003 was $141,925 and $124,094, respectively.

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

Options vest ratably over a period of five years, become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 2002, 2003 and 2004, and changes during the years ended on those dates, are as follows:
                                                                     Weighted
                                                  Price per Share     Average
         Description                   Shares          Range           Price
         -----------                  --------     -------------       ------

Outstanding, December 31, 2001        187,000      $1.36 to 3.75       $2.44
Granted                                71,500       2.89 to 3.50        2.97
Exercised                              (7,700)      1.76 to 2.05        1.88
Forfeited                              (1,100)              1.76        1.76
                                      --------     -------------       ------

Outstanding, December 31, 2002        249,700       1.36 to 3.75        2.61
Granted                                11,000               7.25        7.25
Exercised                             (61,600)      1.76 to 3.41        2.55
Forfeited                             (69,300)      1.76 to 3.41        2.65
                                      --------     -------------       ------

Outstanding, December 31, 2003        129,800       1.36 to 7.25        3.02

Granted                                     -                  -           -
Exercised                             (48,400)      1.36 to 3.75        2.70
Forfeited                                   -                  -           -
                                      --------     -------------       ------

Outstanding, December 31, 2004         81,400       1.36 to 7.25        3.20
                                      ========     =============       ======
Exercisable, December 31, 2004         58,300       1.36 to 7.25        2.62
                                      ========     =============       ======

The following table summarizes information about stock options outstanding at December 31, 2004:

                            Options Outstanding         Options Exercisable
                 -----------------------------------   ----------------------
                               Weighted
                                Average     Weighted                Weighted
                               Remaining    Average                 Average
   Range of                   Contractual   Exercise                Exercise
Exercise Price   Outstanding  Life (years)   Price     Exercisable   Price
--------------   -----------  ------------  --------   -----------  --------
  2.85 - 3.13       6,600         1.6         2.85        6,600       2.85
  1.36 - 1.76       5,500         3.4         1.40        5,500       1.40
  2.05 - 2.50       6,050         4.4         2.25        6,050       2.25
  1.59 - 1.75       6,600         6.0         1.60        4,950       1.59
  1.88 - 3.75      22,550         7.0         2.68       17,600       2.45
  2.89 - 3.50      23,100         8.0         3.06       15,400       2.97
     7.25          11,000         9.0         7.25        2,200       7.25
--------------   -----------  ------------  --------   -----------  --------
 $1.36 - $7.25     81,400         6.6         6.60       58,300       2.62
==============   ===========  ============  ========   ===========  ========

The weighted average fair value of the outstanding options as of December 31, 2004, 2003 and 2002, was $1.87, $2.64 and $1.35, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:
                                             2004        2003        2002
                                             ----        ----        ----

Risk-free interest rate                      5.26%       5.28%       5.36%

Average life of options                      10 yrs.     10 yrs.     10 yrs.

Volatility                                   32%         78%         34%

Dividend yield                               0%          0%          0%

(b)      Salary Deferral Plan
         --------------------

During 1998, the Company established a Salary Deferral Retirement Plan (the "Retirement Plan") under the provisions of Article 1165(a)(4) of the regulations under the Puerto Rico Internal Revenue Code of 1994. The retirement plan covers all employees who are at least 21 years old and is effective from the date of employment. For the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $57,000, $58,000 and $53,000, respectively, representing the matching contributions under the retirement plan for all participants.

Note 3 - Inventories
--------------------

At December 31, 2004 and 2003, inventories were comprised of the following:

      Description                              2004                2003
-------------------------                   ----------          ----------
Plant material                              $2,150,787          $2,388,460
Lawn and garden products                       352,259             313,001
Raw material and supplies                      273,998             490,896
                                            ----------          ----------
                                            $2,777,044          $3,192,357
                                            ==========          ==========

Note 4 - Accounts Receivable
----------------------------

At December 31, 2004 and 2003, accounts receivable were comprised of the following:

      Description                              2004                 2003
--------------------------                  -----------         -----------
Trade receivables                           $2,278,253          $1,335,809
Government reimbursement                        58,630             185,657
Employee advances                                3,967               1,590
Other accounts receivable                      130,059              26,952
                                            -----------         -----------
                                            $2,470,909           1,550,008
Less allowance for doubtful
 accounts                                     (342,008)           (324,969)
                                            -----------         -----------

                                            $2,128,901          $1,225,039
                                            ===========         ===========

Included within trade receivables as of December 31, 2004 are approximately $66,000 ($54,000 in 2003) due from Estancias de Cerro Mar, Inc. ("Estancias"), an entity controlled by the Company's principal shareholder. During the years ended December 31, 2004 and 2003, the Company billed approximately $541,000 and $417,000, respectively, to Estancias for landscaping and landscape maintenance services.

Note 5 - Due from Related Entity
--------------------------------

On October 14, 2002, the Company entered into an agreement with two other unrelated parties and organized Salinas Holdings, Inc.("Salinas"), a Puerto Rico corporation engaged in the production and distribution of sod (turf) and palms and trees grown in the ground (see Note 9). The Company has a 33.33% interest in Salinas. The remaining two-thirds are owned in equal parts by Mark H. Greene, a former director of the Company, and by Luis A. Rubi. The Company has committed to make equity cash contributions to the new entity of up to $775,000. Total capital contributions from October 14, 2002 to December 31, 2004 amounted to $768,333. Capital returns during this same period amounted to $404,002.

The Company further entered into a management agreement with Salinas to provide certain management services to the entity and to market its products. The Company earns $2,000 per month for such services and between 15% and 17% commissions on the sales of Salinas' products. Salinas commenced operations on November 1, 2002.

At December 31, 2004 and 2003, the amount due from this related entity consisted of:

                                           2004                2003
                                         --------            --------
Management fees                          $   --              $ 24,000
Commissions                                  --               116,921
Advances, net                              42,479              29,879
                                         --------            --------
                                         $ 42,479            $170,800
                                         ========            ========

During the years ended December 31, 2004, 2003 and 2002, the Company's purchases from this affiliate amounted to $337,890, $96,144, and $3,416, respectively.

Note 6 - Notes Receivable
-------------------------

At December 31, 2004 and 2003, notes receivable were comprised of non-interest bearing notes, due from present Company employees, due on demand, in the amount of $22,164.

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

Note 7 - Property and Equipment
-------------------------------

At December 31, 2004 and 2003, property and equipment comprised the following:

                                              2004              2003
                                           ----------        ----------

Leasehold improvements                     $2,748,228        $2,412,363
Equipment and fixtures                      1,667,108         1,659,325
Transportation equipment                      709,855           809,206
Real estate property                             --             224,327
                                           ----------        ----------
                                            5,125,191         5,105,221

Less accumulated depreciation
   and amortization                         2,982,013         2,812,710
                                           ----------        ----------

                                           $2,143,178        $2,292,511
                                           ==========        ==========

During the years ended December 31, 2004, 2003 and 2002, depreciation expense was approximately $384,000, $405,000 and $412,000, respectively, which includes approximately $155,000, $147,000, and $234,000, respectively, charged to operations.

Note 8 - Land Held for Future Development
-----------------------------------------

In December 2000, the Company purchased approximately 109 acres of land in Arecibo, Puerto Rico at a total cost of approximately $988,000, including incidental costs. The carrying value at December 31, 2004 of approximately $1,131,000 includes approximately $143,000 of capitalized interest, design and other permitting phase costs. The Company intends to develop this land into lots for residential homes and is in the process of obtaining the required permits. This parcel of land was subsequently appraised by an independent appraisal as of February 10, 2005 which estimated its fair value in approximately $3,010,000.

Note 9 - Investment in Unconsolidated Equity Subsidiary
-------------------------------------------------------

The Company has accounted for its investment in Salinas using the equity method of accounting. At December 31, 2004 and 2003, and for the years then ended, Salinas' condensed financial position and results of operations information was as follows:

Assets                                             2004              2003
------                                          ----------       ----------

  Current assets                                $1,772,482       $1,430,763
  Property and equipment                           748,879          821,918
                                                ----------       ----------

                                                $2,521,361       $2,252,681
                                                ==========       ==========
Liabilities and Shareholders' Equity
------------------------------------

  Current liabilities                           $  589,457       $  735,090
   Long term debt                                  325,001          758,335
   Shareholders' equity                          1,606,903          759,256
                                                ----------       ----------

                                                $2,521,361       $2,252,681
                                                ==========       ==========

  Company's share of equity                     $  535,099       $  253,159
                                                ==========       ==========

Results of Operations
---------------------
                                                 Years ended December 31,

                                                   2004             2003
                                                ----------       ----------
 Sales                                          $1,310,128       $  730,321
 Cost of sales                                     560,107          245,501
 SG&A expenses                                     416,862          257,454
                                                ----------       ----------

 Net income                                     $  333,159       $  227,366
                                                ==========       ==========

Company's share of net income                   $  110,942       $   75,863
                                                ==========       ==========

At December 31, 2004 and 2003, the Company's investment in Salinas Holdings, Inc., was as follows:

     Description                                                  Amount
                                                                ---------

     Balance at December 31, 2002                               $ 417,296
     Additional investment                                        160,000
     Distribution from unconsolidated subsidiary                 (400,000)
     Equity in earnings of unconsolidated subsidiary for 2003      75,863
                                                                ---------

     Balance at December 31, 2003                                 253,159
     Additional investment                                        175,000
     Distribution from unconsolidated subsidiary                   (4,002)
     Equity in earnings of unconsolidated subsidiary for 2004     110,942
                                                                ---------

     Balance at December 31, 2004                               $ 535,099
                                                                =========

The Company has committed to make equity cash contributions to Salinas of up to $775,000. Total capital contributions from October 14, 2002 to December 31, 2004 amounted to $768,333. Capital returns during this same period amounted to $404,002.

Note 10 - Notes Payable
-----------------------

At December 31, 2004 and 2003, the Company had short-term borrowings with various financial institutions in Puerto Rico, comprised of the following:

Description                                                 2004         2003
-----------                                              ----------   ----------

Unsecured note payable of $148,500,
  bearing interest at 4.48% at December
  31, 2004 due on September 2005                         $  148,467         --

Unsecured note payable of $136,000,
  bearing interest at 7.95% at December
  31,2003 due on September 2004                                          135,859

Commercial line of credit of $2.5
  million,  bearing  interest at 2.3%
  over Libor rate (2.4% and 2.0% at
  December 31, 2004 and 2003, respectively)
  due on demand, collateralized  by land held for
  future development and the Company's accounts
  receivable and inventories                              2,238,500    2,343,500

Notes payable,  collateralized  by cash
  equivalent  invested in a certificate
  of deposit, bearing interest at 1.95%
  and 2.05% at December 31 2004 and 2003,
  respectively, due on demand                               500,000      206,000
                                                         ----------   ----------

                                                         $2,886,967   $2,685,359
                                                         ==========   ==========
Note 11 - Long-Term Debt
------------------------

At December 31, 2004 and 2003, the Company had long-term debt as follows:

Description                                              2004           2003
-----------                                          -----------    -----------

Notes payable, due to major stockholder,
  bearing interest at prime, due on January
  31, 2006                                           $ 1,000,000           --

Five-year term loans, bearing  interest
  at rates  ranging from 3.80% to 5.75% at
  December 31, 2004 (3.14 to 5.00% at December 31,
  2003) payable in monthly installments of $13,353,
  through March 2008                                     181,995        330,251
                                                     -----------    -----------

Total                                                  1,181,995        330,251

Less current portion                                    (114,503)      (143,178)
                                                     -----------    -----------

Long-term debt                                       $ 1,067,492    $   187,073
                                                     ===========    ===========

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The annual aggregate maturities of long-term debt are as follows:

                  Year Ending
                  December 31,                      Amount
                  ------------                    ----------

                      2005                        $  114,503
                      2006                         1,039,694
                      2007                            21,936
                      2008                             5,862
                                                  ----------
                     Total                        $1,181,995
                                                  ==========

The Company's debt agreements contain various covenants, which among other things, require the Company to meet certain financial ratios. At December 31, 2004 and 2003, the Company was in compliance with such covenants.

Note 12 - Income Taxes
----------------------

The Company provides for income taxes using the applicable statutory tax rates in the Commonwealth of Puerto Rico.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico statutory income tax rate of 39% to income (loss) before income tax provision:

                                               2004         2003         2002
                                            ----------   ----------   ----------
Income tax provision (benefit) computed by
  applying tax rate                         $(240,474)   $(581,827)   $ 327,969
(Increase) decrease in income
  tax benefit resulting from
  Puerto Rico tax exemption                   112,715      256,258     (251,542)
Tax loss carryover benefit (utilization)
  and other                                   127,759      325,569      (76,427)
                                            ----------   ----------   ----------
Income tax provision                        $    --      $    --      $    --
                                            ==========   ==========   ==========

Deferred income taxes, prior to the valuation allowance, were recognized in the consolidated balance sheet at December 31, 2004 and 2003 due to the tax effect of temporary differences and loss carry forwards as follows:

Deferred tax assets:                                2004                2003
-------------------                              -----------        -----------

Net operating loss carryforwards                 $   980,666            850,593

Valuation allowance for accounts
  receivable                                         117,653             96,205
                                                 -----------        -----------
                                                   1,098,319            946,798

Less valuation allowance                          (1,086,919)          (935,398)
                                                 -----------        -----------

Net deferred tax asset                           $    11,400        $    11,400
                                                 ===========        ===========

Note 13 - Income (loss) Per Common Share
----------------------------------------

Basic and diluted income (loss) per common share for the years ended December 31, 2004, 2003 and 2002, were determined as follows:

Basic income (loss) per common share:
-------------------------------------
                                         2004             2003           2002
                                     ------------    -------------    ----------

Net (loss) income attributable
  to common shareholders             $   (616,597)   $  (1,491,867)   $  852,345
                                     ============    =============    ==========

Weighted average number of
  common shares outstanding             2,186,717        2,111,499     2,073,997
                                     ============    =============    ==========

Basic (loss) income per
  common share                       $       (.28)   $        (.71)   $      .41
                                     ============    =============    ==========

Diluted (loss) income per common share:
---------------------------------------

Net (loss) income attributable
  to common shareholders             $   (616,597)   $  (1,491,867)   $  852,345
                                     ============    =============    ==========

Weighted average number of
  common shares outstanding             2,186,717        2,111,499     2,073,997

Plus incremental shares from
  assumed exercise of stock
  options                                    --               --          40,248
                                     ------------    -------------    ----------

Adjusted weighted average
  shares                                2,186,717        2,111,499     2,114,245
                                     ============    =============    ==========

Diluted (loss) income per
  common share                       $       (.28)   $        (.71)   $      .40
                                     ============    =============    ==========

The effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive for the years ended December 31, 2004 and 2003; thus no incremental shares were added to the weighted average number of common shares outstanding for the year.

Note 14 - Commitments and Contingencies
---------------------------------------

On September 22, 2003, the Company guaranteed a loan in the amount of $1,300,000 made to Salinas Holdings, Inc., an unconsolidated subsidiary, by an unrelated financial institution. The guaranty is continuous and limited to 33.33% outstanding principal and accrued interest on the loan. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interest. The interest rate is calculated based on the 90 day LIBOR, plus 1.5% over such rate. As of December 31, 2004, the maximum potential amount of future payments that the Company could be required to make under the guarantee is approximately $253,000, plus accrued interest.

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

Note 15 - Preferred Stock
-------------------------

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series. As of December 31, 2004, there were no outstanding shares of preferred stock.

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

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination. Total rental payments amounted to approximately $288,000 in 2004, 2003 and 2002.

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

Total rental payments amounted to $36,000 in 2003 and $72,000 in 2002. No rental payments were made during the year ended December 31, 2004.

(c)      Aggregate Lease Obligations and Expenses
         ----------------------------------------

The Company's obligations under the above and other non-cancelable operating lease agreements in force at December 31, 2003, based on the lease agreement in effect as of January 1, 2004, are as follows:

                  Year ending         Minimum                 Additional
                  December 31,        Lease Payments     Option Payments
                  ------------        --------------     ---------------
                         2005              $288,000           $12,000
                         2006               288,000            12,000
                         2007               288,000            12,000
                         2008               288,000            12,000
                                         ----------           -------
                                         $1,152,000           $48,000
                                         ==========           =======

Total  rental  expense  under  all  operating  lease   agreements   amounted  to
approximately $312,000, $324,000 and $360,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 17 - Supplemental Disclosures for the Statements of Cash Flows
-------------------------------------------------------------------

(a)      Non-Cash Investing Activities
         -----------------------------

         During the year ended December 31, 2004, fully depreciated equipment with a cost of $110,262 was written off.

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

(c)      Other Cash Flow Transactions
         ----------------------------

         During the years ended December 31, 2004, 2003, and 2002, the Company made interest payments of approximately $114,000, $73,000, and $64,000, respectively. During the years ended December 31, 2004, 2003 and 2002 the Company did not make any income tax payments.

Note 18 - Major Customers
-------------------------

During the years ended December 31, 2004, 2003, and 2002 the Company's single largest customer accounted for approximately 45% ($3,755,000), 41% ($3,458,000), and 30% ($2,961,000), respectively, of the Company's net sales.

Accounts receivable from the Company's single largest customer amounted to approximately $1,282,000, $443,000 and, $336,000 for the years ended December 31 2004, 2003 and, 2002, respectively.

Note 19 - Significant Concentration of Risk
-------------------------------------------

As discussed in Note 1, the Company's operations are principally concentrated in Puerto Rico. The Company's operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2004, the Company has been unable to obtain crop and business interruption insurance coverage. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverage.

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

The Company's management monitors and manages the financial performance of four primary business segments: the production and distribution of plants, sales of lawn and garden products, landscaping services and real estate. During 2004, the Company commenced acting as sales agent for consumer related products. These activities are included within the lawn and garden segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.

                                                   2004
                     ------------------------------------------------------------------
                                  Lawn & Garden
                         Plants      Products     Landscaping  Real Estate    Totals
                     ------------------------------------------------------------------
Revenue from
 external customers  $  2,841,678  $  3,739,605  $  1,841,248  $      --   $  8,422,531
Inter-segment
 revenues                 247,470        27,779          --           --        275,249


Interest income             8,062          --            --           --          8,062


Interest expense          114,151          --            --           --        114,151


Depreciation and
 amortization             263,324        66,197        54,162         --        383,683


Segment income (loss)    (471,970)     (144,859)          232         --       (616,597)


Segment assets          6,804,121     1,710,161       495,269    1,131,127   10,140,678


Expenditures for
 segment assets           368,693        30,476          --         25,500      424,669


                                                   2003
                     ------------------------------------------------------------------
                                  Lawn & Garden
                         Plants      Products     Landscaping  Real Estate    Totals
                     ------------------------------------------------------------------
Revenue from
 external customers  $ 3,738,687   $ 3,279,168   $ 1,415,330   $      --    $ 8,433,185


Intersegment
 revenues                182,717        17,075          --            --        199,792


Interest income            9,848          --            --            --          9,848


Interest expense          72,941          --            --            --         72,941


Depreciation and
 amortization            261,003        69,895        74,000          --        404,898


Segment loss            (714,047)     (242,371)     (535,449)         --     (1,491,867)


Segment assets         6,658,931     1,003,126       446,582     1,105,627    9,214,266


Expenditures for
 segment assets        1,357,697          --         154,675          --      1,512,372




                                                   2002
                     ------------------------------------------------------------------
                                  Lawn & Garden
                         Plants      Products     Landscaping  Real Estate    Totals
                     ------------------------------------------------------------------
Revenue from
 external customers  $4,325,204    $2,883,685    $2,542,405    $     --     $9,751,294


Intersegment
 revenues               378,855        48,356          --            --        427,211


Interest income          15,695          --            --            --         15,695


Interest expense         58,194          --            --            --         58,194


Depreciation and
 amortization           306,039        61,279        44,282          --        411,600


Segment income          686,450         6,197       159,698          --        852,345


Segment assets        6,831,914       904,725       953,940     1,105,627    9,796,206


Expenditures for
 segment assets         181,688          --            --            --        181,688


NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Financial data showing results for each of the quarters in 2004, 2003 and 2002 are presented below. These results are un-audited. In the opinion of the management, all adjustments necessary for a fair presentation have been included.

(in thousands, except per share data)        1st.     2nd.      3rd.      4th.
-------------------------------------        ----     ----      ----      ----

2004
Net sales                                  $ 2,185  $ 1,951   $ 1,836   $ 2,451
Gross profit                                   786      528       610       639
Net income (loss)                               22     (213)     (350)      (76)
Basic income (loss) per common share          0.01    (0.10)    (0.16)    (0.03)
Diluted income (loss) per common share        0.01    (0.10)    (0.16)    (0.03)

2003
Net sales                                  $ 2,495  $ 2,156   $ 1,873   $ 1,909
Gross profit                                   880      748       623       127
Net income (loss)                               45     (122)     (303)   (1,112)
Basic income (loss) per common share          0.02    (0.06)    (0.14)    (0.71)
Diluted income (loss) per common share        0.02    (0.06)    (0.14)    (0.71)

2002
Net sales                                  $ 2,320  $ 2,489   $ 2,311   $ 2,631
Gross profit                                   914    1,010     1,019       933
Net income                                     180      143       101       428
Basic income per common share                 0.10     0.07      0.05      0.41
Diluted income per common share               0.09     0.07      0.05      0.41

The results of operations for the third and fourth quarters of 2004 reflect certain significant adjustments related to the losses associated with the passage of the Tropical Storm Jeanne amounting to approximately $139,000 and $41,000, respectively. During the month of December 2004, approximately $103,000 was recognized as a reduction to such loss as a result of payment received from the Company's the insurance company.

The results of operations for the fourth quarter of 2003 reflected a charge of approximately $234,000 to reduce inventories to the lower of cost or market and a charge of $301,000 to write off un-salable damaged inventory, of which $191,000 was reflected as part of cost of sales and $110,000 was reflected as part of the costs relating to the consolidation of the nursery facilities.

There were no significant fourth quarter adjustments in 2002.

NOTE 22 - SUBSEQUENT EVENTS
---------------------------

On February 16, 2005, the Company acquired substantially all the assets and assumed certain liabilities and the operations of State-Line Bark & Mulch, Inc.
(SLBM), a Georgia corporation, pursuant to asset purchase agreement.

As part of the transaction, the assets acquired were merged into a newly created corporation, Margo State Line, Inc., a Florida corporation, which is a wholly-owned subsidiary of the Company.

As a result of the transaction, the Company is expected to be one of the leaders in the bulk or bagged ground cover (mainly mulch, soil, and compost) industry in Puerto Rico and mainland US. The Company also expects to reduce costs through economies of scale and costs savings programs.

The aggregate purchase price was $2,600,000 plus the liabilities assumed of $690,186. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

              Based on estimated fair values as of January 31, 2005

                                                         (Unaudited)
            Current assets                               $  580,027
            Land                                          1,440,000
            Other assets, net                               500,938
            Covenants not-to-compete                        300,000
            Goodwill                                        469,221
                                                         ----------
               Total assets acquired                      3,290,186
                                                         ----------

            Current liabilities                             400,067
            Long term liabilities                           290,119
                                                         ----------
            Total liabilities assumed                       690,186
                                                         ----------
            Net assets acquired                          $2,600,000
                                                         ==========

Out of the total purchase price, $300,000 was assigned to a covenant-not-to compete agreement (the agreement) with the stockholders of SLBM. This intangible asset will be amortized over a three-year period based on the duration of the agreement. The goodwill of $469,221 is expected to be deductible for tax purposes.

Out of the total purchase price, the Company has deposited $100,000 in an escrow account to cover any contingencies and expenses related to an environmental issue to which a portion of the acquired land (less than 10%) is subject to. Experts in environmental issues were hired which, together with the regulatory agencies, will render an opinion as to the solutions to this pre-acquisition contingency. Additionally, and up to the resolution of this contingency, $640,000 of the total purchase price has not been paid.

Revenues for the year ending December 31, 2005 are projected to reach $4.4 million.

On March 11, 2005, Michael J. Spector and Margaret D. Spector made a $500,000 loan to the Company to be used for its general working capital. The note evidencing the loan bears interest, payable monthly, at the prevailing Citibank, N.A. prime rate and the principal amount of the note is payable on January 31, 2006.

In addition, on February 16, 2005, the Spectors made a $3,000,000 loan to the Company to be used in connection with the acquisition of State-Line Bark & Mulch, Inc. The note evidencing the loan bears interest, payable monthly, commencing on March 1, 2005, at Citibank, N.A.'s prime rate. The entire principal balance of the loan is due and payable on February 16, 2006. The loan is secured by a pledge of all outstanding stock of Margo State Line, Inc.


NOTE 23 - TROPICAL STORM JEANNE

On September 15, 2004, Puerto Rico was struck by Tropical Storm Jeanne (Jeanne). Jeanne damaged a portion of the Company's facilities (shadehouses) and inventory of plant material.

For the year ended December 31, 2004, as a result of the damages caused by Jeanne, the Company recorded the following loss:

Description                                                         Amount
-----------------                                                  ---------

Inventory damaged or destroyed                                     $  88,735
Restoration, clean up and debris removal                              37,418
Property destroyed (replacement cost)                                 55,262
                                                                   ---------
                                                                   $ 181,415
Less:  Proceeds from insurance claims                               (103,395)
                                                                   ---------
Loss from damages caused by Jeanne                                 $  78,020
                                                                   =========

SCHEDULE II
-----------

                                   MARGO CARIBE, INC. AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                              Years ended December 31, 2004, 2003 and 2002


          Column A                 Column B                Column C            Column D     Column E
---------------------------------  ---------   -----------------------------  ----------   -----------
                                    Balance                      Charged to
                                   Beginning   Charged to Costs     Other                    Balance
        Description                 Of Year      and Expenses      Accounts   Deductions   End of Year
        -----------                ---------   ----------------  -----------  ----------   ------------
Year ended December 31, 2004:
  Allowance for doubtful accounts  $325,000       $ 72,200        $    --      $(55,200)     $342,000
                                   ========       ========        =========    ========      ========

Year ended December 31, 2003:
  Allowance for doubtful accounts  $195,700       $201,000        $    --      $(71,700)     $325,000
                                   ========       ========        =========    ========      ========
Year ended December 31, 2002:
  Allowance for doubtful accounts  $135,000       $121,000        $    --      $(60,300)     $195,700
                                   ========       ========        =========    ========      ========
