Form 10QSB
period 2005-03-31
MARGO CARIBE INC
filed 2005-05-23
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15336

MARGO CARIBE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Puerto Rico (State of Other Jurisdiction of Incorporation or Organization)	66-0550881 (I.R.S. Employer Identification No.)
Road 690, Kilometer 5.8 Vega Alta, Puerto Rico 00962 (Address of Principal Executive Offices)	00692 (Zip Code)

Issuer’s Telephone Number, Including Area Code: (787) 883-2570.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES	X	NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 2,268,139 shares of common stock, $.001 par value, outstanding as of May 2, 2005.

MARGO CARIBE, INC. AND SUBSIDIARIES
FORM 10-QSB
FOR THE FIRST QUARTER ENDED MARCH 31, 2005

i

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “believes”, “estimate”, “project”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Unaudited)

ASSETS

	2005	2004
Current Assets:
Cash and equivalents	$458,404	$234,872
Restricted cash	500,000	500,000
Accounts receivable, net	2,176,186	2,128,901
Inventories	3,430,681	2,777,044
Due from related entity	116,113	42,479
Deferred tax asset	11,400	11,400
Property held for sale, net	156,455	156,455
Prepaid expenses and other current assets	395,063	353,610
Total current assets	7,244,302	6,204,761

Property and equipment, net	3,379,954	2,143,178
Land held for future development	1,139,127	1,131,127
Investment in unconsolidated subsidiary	557,821	535,099
Notes receivable	22,164	22,164
Distribution rights	100,000	100,000
Non-competition agreement	288,095	-
Goodwill	1,100,211	-
Other assets	40,519	4,349

Total assets	$13,872,193	$10,140,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$84,367	$114,503
Notes payable	2,837,478	2,886,967
Current portion of notes payable to major stockholder	1,583,333	-
Accounts payable	1,156,621	1,129,067
Accrued expenses	248,877	213,922
Total current liabilities	5,910,676	4,344,459
Other liabilities	66,813	66,813
Long-term debt, net of current portion	267,945	67,492
Note payable to major stockholder, net of current portion	2,916,667	1,000,000
Total liabilities	9,162,101	5,478,764

Shareholders’ equity:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value; 10,000,000 shares authorized, 2,272,589
and 2,263,189 shares issued, 2,232,789 and 2,223,389 shares outstanding in 2005 and 2004, respectively	2,272	2,263
Additional paid-in capital	5,760,776	5,706,907
Retained earnings (deficit)	(784,398)	(809,043)
Deferred stock compensation	(172,270)	(141,925)
Treasury stock, 39,800 common shares, at cost	(96,288)	(96,288)
Total shareholders’ equity	4,710,092	4,661,914
Total liabilities and shareholders’ equity	$13,872,193	$10,140,678

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Net sales	$2,474,396	$2,184,998
Cost of sales	1,480,534	1,398,840
Gross profit	993,862	786,158
Selling, general and administrative expenses	982,615	823,527
Income (loss) from operations	11,247	(37,369)
Other income (expenses):
Interest income	2,022	1,960
Interest expense	(64,099)	(23,361)
Equity in earnings of unconsolidated subsidiary	22,722	26,426
Commissions from unconsolidated subsidiary	46,718	48,552
Miscellaneous income	6,035	5,744
Total other income, net	13,398	59,321
Net income	$24,645	$21,952
Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.01	$0.01

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2005

	Outstanding Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Stock Compensation	Treasury Stock	Total

Balance at December 31, 2004	2,223,389	$2,263	$5,706,907	($809,043)	($141,925)	($96,288)	$4,661,914
Issuance of common stock from exercise of stock options	4,400	4	13,824	-	-	-	13,828
Issuance of common stock under restricted stock plan	5,000	5	40,045	-	(40,050)	-	-
Deferred stock compensation amortized to operations					9,705		9,705
Net income	-	-	-	24,645	-	-	24,645

Balance at March 31, 2005	2,232,789	$2,272	$5,760,776	($784,398)	($172,270)	($96,288)	$4,710,092

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$24,645	$21,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	112,151	98,075
Non-competition agreement amortization	11,905	-
Deferred stock compensation	9,705	6,344
Equity in earnings of unconsolidated subsidiary	(22,722)	(26,426)
Changes in assets and liabilities affecting cash flows from operating activities:
Decrease (increase) in:
Accounts receivable	195,628	(523,919)
Inventories	(306,085)	108,726
Due from related entity	(73,634)	162,903
Prepaid expenses and other current assets	(41,453)	68,003
Other assets	(36,119)	(2)
Increase (decrease) in:
Accounts payable	(154,485)	350,546
Accrued expenses	34,955	(22,300)
Other liabilities	-	244,998
Net cash provided by (used in) operating activities	(245,509)	488,900

Cash flows from investing activities:
Cash disbursed related to business acquisition	(2,600,000)	-
Purchases of property and equipment	(57,468)	(155,441)
Investment in unconsolidated subsidiary	-	(175,000)
Net cash used in investing activities	(2,657,468)	(330,441)

Cash flows from financing activities:
Increase in notes payable	-	335,000
Increase in notes payable to major stockholder	3,500,000	-
Repayment of notes payable	(49,489)	(45,286)
Issuance of common stock from exercise of stock options	13,828	7,178
Repayments of long-term debt	(337,830)	(38,339)
Net cash provided by financing activities	3,126,509	258,553
Net increase in cash and equivalents	223,532	417,012
Cash and equivalents at beginning of year	234,872	446,891
Cash and equivalents at end of year	$458,404	$863,903

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended March 31, 2005 and 2004
(Unaudited)

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively “the Company”); Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc., Margo Flora, Inc., Garrochales Construction and Development Corporation, Margo State Line, Inc. (since February 17, 2005), and Margo Development Corporation.

These interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods covered. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These statements have been prepared in accordance with the United States Securities and Exchange Commission's instructions to Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2005. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note 2 - Accounting for Stock-Based Compensation Plans

Effective May 2, 2003, the Company adopted the Margo Caribe, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”). Under the terms of the Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant up to 200,000 shares of common stock to officers and other key employees of the Company. The restricted stock grants may be subject to time-based or performance-based restrictions.

During the period ended March 31, 2005, the Company granted 5,000 shares of restricted common stock at a market value of $8.01 per share under the Restricted Stock Plan to a member of the senior management. The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established by the market price on the date of grant. Deferred stock compensation is charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders’ equity and is being amortized over the vesting period. During the three months ended March 31, 2005 the Company recognized $9,705 in selling, general and administrative expenses related to restricted stock grants. The unamortized portion remaining in shareholders’ equity at March 31, 2005 was approximately $172,000. There were no shares of common stock granted under the Restricted Stock Plan as of March 31, 2004 or during the period then ended.

Effective April 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) to replace the Company’s 1988 Stock Benefits Plan (the “1988 Plan”). Outstanding options granted under the previous plan, including all related obligations and commitments, will continue to be honored by the Company.

Under the 1998 Plan, the Company’s Board of Directors, through a committee, can award options to purchase up to 220,000 shares of common stock (exclusive of outstanding options under the previous plan) to eligible employees at 100% of the fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. The 1998 Plan also provides for the automatic grant of options to purchase 2,750 shares of common stock to each non-employee director on the first business day following every annual meeting of shareholders.

Options vest ratably over a period of five years.  Vested options become exercisable one year after the date of grant and expire ten years after the date of grant.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in measuring stock based compensation, including options, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. Accordingly, no compensation expense has been recognized for options granted under the 1998 Plan and the 1988 Plan. However, SFAS No. 123, “Accounting for Stock-Based Compensation,” provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

Stock options outstanding as of March 31, 2005 and December 31, 2004 amounted to 77,000 and 81,400, respectively, at the end of each period. During three months ended March 31, 2005 and 2004, no stock options were granted.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	5.26%	5.28%

Average life of options	10 yrs.	10 yrs.

Volatility	17.29%	20.46%

Dividend yield	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per share were as follows:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$24,645	$21,952
Total stock based compensation expense determined under fair value based method for all awards	(4,570)	(5,917)
Pro forma net income
Earnings per share:	$20,075	$16,035
Basic - as reported	$0.01	$0.01
Basic - pro forma	$0.01	$0.01
Diluted - as reported	$0.01	$0.01
Diluted - pro forma	$0.01	$0.01

Note 3 - Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. In addition, the Company evaluates the prior years' experience of the allowance as a whole.

Inventory

Direct and indirect costs that are capitalized as part of inventory of plant material which management estimates cannot be recovered from future sales of plant inventory are charged to cost of sales. Management’s determination of the amount of capitalized costs that should be charged to cost of sales is based on historical sales experience and its judgment with respect to the future marketability of the inventory.

Deferred Tax Asset

The Company has a deferred tax asset of $1,098,319, which is partially offset by a valuation allowance of $1,086,919. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

Note 4 - New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) will be effective on January 1, 2006 and applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 and adopt the standard as of the required effective date will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123. Entities that adopt the standard before the required effective date, may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this statement. SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

Note 5 - Inventories

At March 31, 2005 and December 31, 2004, inventories included the following:

Description	2005	2004
Plant material	$2,292,173	$2,150,787
Lawn and garden products	650,517	352,259
Raw materials and supplies	487,991	273,998

	$3,430,681	$2,777,044

Note 6 - Property and Equipment

At March 31, 2005 and December 31, 2004, property and equipment included the following:

Description	2005	2004
Land	$450,000	$-
Building	154,083	-
Leasehold improvements	2,748,228	2,748,228
Equipment and fixtures	2,388,290	1,667,108
Transportation equipment	733,517	709,855
	6,474,118	5,125,191

Less accumulated depreciation and amortization	(3,094,164)	(2,982,013)

	$3,379,954	$2,143,178

Depreciation expense for the three month periods ended March 31, 2005 and 2004 amounted to approximately $112,000 and $98,000, respectively, which includes approximately $42,000 and $36,000 respectively, charged to operations.

Note 7 - Investment in Unconsolidated Subsidiary

On October 14, 2002, the Company, through its wholly-owned subsidiary Margo Nursery Farms, Inc., entered into a joint venture with two other unrelated parties to organize Salinas Holdings, Inc. (“Salinas”), a Puerto Rico corporation engaged in the growing of sod (turf), palms and trees on a farm of approximately 202 “cuerdas” located in the Municipality of Salinas, Puerto Rico. The Company has a 33.33% equity interest in Salinas. Salinas has also entered into a management agreement with Margo Nursery whereby Margo Nursery will provide certain management services to Salinas and will be responsible for all sales and marketing activities of Salinas. Under the management agreement, the Company earns $2,000 per month for management services and commissions on the gross collected revenue of Salinas’ varying from 15% to 17%. Salinas commenced operations on November 1, 2002.

The investments in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead the Company has accounted for its investment in Salinas using the equity method of accounting. At March 31, 2005 and December 31, 2004, and for the three-month periods ended March 31, 2005 and 2004, Salinas’ unaudited condensed statements of financial position and results of operations information were as follows:

Assets	2005	2004

Current assets	$1,866,146	$1,772,482
Property and equipment, net	696,772	748,879
	$2,562,918	$2,521,361

Liabilities and Shareholders’ Equity
Current liabilities	$671,111	$589,457
Long-term liabilities	216,668	325,001
Total liabilities	887,779	914,458
Shareholders’ equity	1,675,139	1,606,903

Total liabilities and shareholders’ equity	$2,562,918	$2,521,361

Company’s share of equity	$557,821	$535,099

Results of Operations	2005	2004

Sales	$310,574	$329,171
Cost of sales	145,448	137,443
Gross profit	165,126	191,728
General and administrative expenses	96,890	112,369
Net income	$68,236	$79,359

Company’s share of net income	$22,722	$26,426

For the three months ended March 31, 2005, the change in the Company’s investment in Salinas Holdings, Inc., was as follows:

Description	Amount

Balance at December 31, 2004	$535,099
Equity in earnings of unconsolidated subsidiary for 2005	22,722
Balance at march 31, 2005	$557,821

Note 8 - Income per Common Share

The Company reports its earnings per share (EPS) in accordance with SFAS Statement No. 128, “Earnings per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per common share for the three month periods ended March 31, 2005 and 2004 were determined as follows:

Basic income per common share:	2005	2004

Net income attributable to common shareholders	$24,645	$21,952

Weighted average number of common shares outstanding	2,227,020	2,160,077

Basic income per common share	$.01	$.01

Diluted income per common share:

Net income attributable to common shareholders	$24,645	$21,952

Weighted average number of common shares outstanding	2,227,020	2,160,077

Plus incremental shares from assumed exercise of stock options	44,960	60,380

Adjusted weighted average shares	2,271,980	2,220,457

Diluted income per common share	$.01	$.01

Note 9 - Segment Information

The Company’s management monitors and manages the financial performance of four primary business segments: the production and distribution of plants, sales of lawn and garden products, landscaping services and real estate. During 2003, the Company commenced acting as sales agent for consumer related products. These activities are included within the lawn and garden segment. Additionally, effective February 16, 2005 the Company acquired substantially all the assets of State Line Bark and Mulch, Inc., through its wholly-owned subsidiary, Margo State Line, Inc. (“MSL”), a Florida Corporation (see Note 13). MSL is dedicated to the production and sale of mulch and other related products. The activities of MSL are also included within the lawn and garden segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment’s financial condition and results of operations as if they were independent entities.

	Three months ended March 31, 2005
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals
Revenue from external customers	$591,412	$1,477,634	$405,350	$-	$2,474,396
Inter-segment revenues	46,451	14,501	-	-	60,952
Interest income	2,022	-	-	-	2,022
Interest expense	48,163	15,936	-	-	64,099
Depreciation and amortization	71,406	26,951	13,794	-	112,151
Segment income (loss)	39,679	55,344	(70,378)	-	24,645
Segment assets	6,912,340	5,269,641	551,085	1,139,127	13,872,193
Expenditures for segment assets	10,797	10,247	28,424	8,000	57,468

	Three months ended March 31, 2004
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals
Revenue from external customers	$798,859	$894,355	$491,784	$-	$2,184,998
Inter-segment revenues	70,683	-	3,696	-	74,379
Interest income	1,960	-	-	-	1,960
Interest expense	23,361	-	-	-	23,361
Depreciation and amortization	66,084	18,087	13,904	-	98,075
Segment income (loss)	(60,327)	55,900	26,379	-	21,952
Segment assets	7,010,658	1,289,332	613,458	1,105,627	10,019,075
Expenditures for segment assets	128,941	26,500	-	-	155,441

Note 10 - Supplemental Disclosures for the Condensed Consolidated Statements of Cash Flows

a)  Non-Cash Investing Activities

There were no non-cash investment activities during the three months ended March 31, 2005 and 2004.

b)     Non-Cash Financing Activities

There were no non-cash financing activities during the three months ended March 31, 2005 and 2004.

    c)  Other Cash Flow Transactions

Other cash flow transactions for the three months ended March 31, 2005 and 2004, include interest payments amounting to approximately $64,000 and $23,000, respectively. There were no income tax payments for the three months ended March 31, 2005 and 2004.

Note 11 - Major Customers

During the three months ended March 31, 2005 and 2004, the Company’s single largest customer accounted for approximately 33% ($811,000) and 41% ($889,000), respectively, of the Company’s net sales. There were no other customers accounting for 10% or more of the Company’s net sales.

Note 12 - Contingencies

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

The Company’s operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. In recent years, the Company had been unable to obtain crop and business interruption insurance coverage. Although the Company intends to continue seeking to obtain crop and business interruption insurance coverage at reasonable rates, no assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future.

Note 13 - Acquisition

On February 16, 2005, the Company, through its wholly-owned subsidiary, Margo State Line, Inc., acquired substantially all the assets and assumed certain liabilities and the operations of State-Line Bark & Mulch, Inc. (SLBM), a Georgia corporation, pursuant to an asset purchase agreement. The results of operations of SLBM have been included in the company’s consolidated results of operations beginning February 17, 2005. SLMB was engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. SLMB products were primarily marketed within the United States.

As a result of the transaction, the Company expects to become one of the leaders in the bulk and bagged ground cover (mainly premium mulch, soil, and compost) industry in Puerto Rico and the US. The Company also expects to reduce costs through economies of scale and costs savings programs. The purchase price was mainly determined by the sales volume of prior years, which considered the goodwill paid, amounting to approximately $1,100,000.

The aggregate purchase price was $2,600,000, plus the liabilities assumed of $690,186. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

(Unaudited)
Accounts receivable	$242,913
Inventories	347,552
Land	450,000
Property and equipment	849,459
Other assets	51
Non-competition agreement	300,000
Goodwill	1,100,211
Total assets acquired	3,290,186

Accounts payable	182,039
Long-term notes payable	508,147
Total liabilities assumed	690,186
Net assets acquired	$2,600,000

Out of the total purchase price, $300,000 was assigned to a non-competition agreement with the stockholders of SLBM. This intangible asset will be amortized over a three-year period based on the duration of the agreement. This asset does not have a residual value. The goodwill of $1,100,211 is expected to be deductible for tax purposes.

Out of the total purchase price, the Company deposited $740,000 in two escrow accounts to cover any contingencies and expenses related to an environmental issue to which a portion of the acquired land (less than 10%) is subject to.

The following table provides the combined pro forma unaudited financial information as if SLBM was acquired at the beginning of each of the periods presented:

	Pro Forma Unaudited
	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Net sales	$2,802,011	$3,276,522
Operating income	$266,448	$563,022
Net income (loss)	$(36,505)	$217,964
Earnings (loss) per share - Basic	$(.02)	$.10
Earnings (loss) per share - Diluted	$(.02)	$.10

Included in the pro forma unaudited operating income for each period presented is additional amortization of approximately $25,000 related to the non-competition agreement amortization and the elimination of revenues and costs of sales related to intercompany transactions.

Note 14 - Notes payable to major stockholder / Subsequent event

Notes payable to major stockholder amounting to $1,000,000, $3,000,000 and $500,000, are due on January 31, 2006, February 16, 2006 and January 31, 2006, respectively.  On May 23, 2005 the Company entered into a long-term financing agreement whereby the note payable to major stockholder amounting to $3,000,000 was refinanced.  The note has a maturity of May 1, 2010.  The aggregate principal amount of the note will be payable in sixty (60) consecutive installments on the first day of each month, with fifty-nine (59) equal monthly installments of $8,333 and a balloon payment on the sixtieth (60th) and final installment of $2,500,000.  The note bears interest at an annual rate equal to the rate of interest announced publicly by Citibank, N.A. in New York, NY, from time to time as the Citibank base or prime rate.  As a result, and based on the terms and conditions of the new note, the Company has excluded the non-current portion of this new note from its short-term obligations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Margo Caribe, Inc. and its subsidiaries (collectively, the “Company”) are in the business of growing, distributing, and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line (“Rain Forest”) of planting media and aggregates, the distribution of lawn and garden products, including bark and premium mulch manufacturing and sale, and also provides landscaping design and installation services. In addition, since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico. The Company’s real estate development subsidiary is in the final stage of obtaining the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Company’s operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc. (“Nursery Farms”)(“d/b/a Margo Farms del Caribe”), Margo Landscaping & Design, Inc. (“Landscaping”), Margo Garden Products, Inc. (“Garden Products”), Rain Forest Products Group, Inc. (“Rain Forest”), Margo State Line, Inc.(“State Line”), Garrochales Construction and Development Corporation (“Garrochales Construction”), Margo Development Corporation, and one-third of the outstanding voting stock in Salinas Holdings, Inc., all Puerto Rico corporations, except State Line which is a Florida corporation.

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

Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Greenes Fence Company, Greenleaf Products, Inc.,Fiskars Consumer Product Division, L.R. Nelson Consumer Products, Telcom decorative pottery, Terro Products, Crysalia plastic pottery, DEROMA Italian terracotta pottery and North American Outdoor Products.

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest’s products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

State Line is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. State Line’s products are primarily marketed within the United States and Puerto Rico and the Caribbean, through Garden Products. The results of operations of State Line are consolidated within the “lawn and garden” products segment.

Margo Development Corporation and Garrochales Construction and Development Corporation were created for the development of residential projects in Puerto Rico. Currently, Garrochales Construction is in the process of obtaining all the required permits for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

Salinas Holdings, Inc., of which the Company owns one third of the voting stock, is a joint venture to grow sod, palms and trees on a farm of approximately 262 “cuerdas” located in the Municipality of Salinas, Puerto Rico. The farm is leased by Salinas Holdings, Inc. from Criadores de Salinas, S.E., an entity controlled by Mr. Luis A. Rubí, for an initial 10-year term with renewal options for an additional 20-year period.

PRINCIPAL OPERATIONS

The Company’s nursery operations, except for State Line’s operations, are focused in the Commonwealth of Puerto Rico (“Puerto Rico”) and the Caribbean. These operations are conducted at a 92-”cuerdas” (a “cuerda” equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

The operations of State Line are located on a 100-acre parcel of land located in Folkston, Georgia.

FUTURE OPERATIONS

The Company will continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico and in the United States (through State Line). The Company will continue to capitalize on its advantage as one of the largest, full service lawn and garden companies in the region. The operations of the Company and its subsidiaries include but are not limited to: production of high quality plants, sod, trees, palms and topsoil; distribution of high quality mulch, bark, peat moss, rocks and pots; and, garden installation and maintenance. Management is always looking for new products to introduce in Puerto Rico’s major chain stores.

The Company continues with its plans to construct a new shipping/receiving area. Upon completion, the loading docks in the new shipping/receiving area will have a capacity to manage 14 trailer-containers at once.

In December 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000, including incidental expenses for this land. The carrying value as of March 31, 2005 of approximately $1,140,000 includes approximately $152,000 of capitalized interest, design and other permit-phase costs. The Company is currently in the process of designing a master development plan, as well as obtaining the required permits for the development of this site; however, the Company cannot give any assurance as to how long it will take to finalize the process of obtaining the necessary permits to develop the project or whether such permits will in fact be obtained. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes in this project. The fair value of this parcel of land was appraised by an independent appraisal as of February 10, 2005 with a fair value of approximately $3,010,000.

On February 16, 2005, the Company acquired, through its wholly-owned subsidiary State Line, substantially all the assets and assumed certain liabilities and the operations of State-Line Bark & Mulch, Inc. (“SLBM”), a Georgia corporation, pursuant to an asset purchase agreement.

The aggregate purchase price was $2,600,000 plus the assumed liabilities of $690,186. The results of operations since February 17th to March 31, 2005 of State Line were included in this report as part of the results and disclosures of the Lawn and Garden Segment.

As a result of the transaction, the Company will strive to greatly increase its presence in the bulk and bagged ground cover (mainly premium mulch, soil, and compost) industry in Puerto Rico and the US. The Company also expects to reduce costs through economies of scale and costs savings programs. In the unaudited condensed consolidated financial statements there is pro-forma unaudited financial information presented for the three-month periods ended March 31, 2005 and 2004 as if the Company had made the acquisition as of the beginning of such periods.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS ENDED MARCH 31, 2005 AND 2004

For a discussion regarding Margo Caribe Inc.’s critical accounting policies, please refer to “Management’s Discussion and Analysis or Plan of Operation,” under Item 6 of Margo Caribe, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

SUMMARY

For the three month periods ended March 31, 2005 and 2004, the Company had net income of approximately $25,000 and $22,000, respectively. These amounts represent a diluted income per common share of $0.01 in both years. The net income for the three months ended March 31, 2005, reflected net profits from the lawn & garden and plants’ segments, which were partially offset by a net loss in the landscaping segment.

Plants Segment

The plants segment’s net income was approximately $40,000 for the three months ended March 31, 2005, compared to a net loss of approximately $60,000 for the three months ended March 31, 2004. The significant improvement in this segment was mainly attributed to an increase in the gross profit margin, which increased by approximately 65%, from 17% during the first quarter of 2004 to 28% for the same period in 2005. During the last quarter of 2004 and first quarter 2005 management focused on selling items with higher gross profits which resulted in both, a lower sales volume, and a higher gross profit margin. Thus the improvement in this segment results responds to a change in product mix to higher margin products.

The total net sales from the plants segment was approximately $638,000 for the three months ended March 31, 2005 compared to approximately $870,000 in net sales for the three months ended March 31, 2004. Notwithstanding the decrease in net sales during the three month period ended March 31, 2005, as compared to the same period in 2004, the significant increase in the gross profit margin resulted in the improvement in this segment net income.

Additionally, offsetting the decrease in sales of the plants for this period, were commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) of approximately $69,000, compared to $75,000, for the same period in 2004.

Landscaping Segment

The landscaping segment’s net loss was approximately $70,000 for the three months ended March 31, 2005, compared to a net income of approximately $26,000 for the three months ended March 31, 2004. The net loss of the landscaping segment for the three-month period ended March 31, 2005 was primarily related to a reduction in revenues of approximately $90,000, when compared to the same period of the prior year and a reduction in the gross profit margin. This decrease was attributed to a reduction in new construction developments in Puerto Rico.

Revenues for the landscaping segment were approximately $405,000 for the three months ended March 31, 2005, compared to approximately $495,000 for the three months ended March 31, 2004. The gross margin for the landscaping segment was approximately 19% for the three months ended March 31, 2005, compared to approximately 36% for the same period in 2004. The decrease in gross margin was mainly due to the reduction in revenues since most of the expenses in this segment are fixed expenses. Due to the reduction in new construction developments in Puerto Rico, the Company is making the necessary adjustments in operating expenses to mitigate the aforementioned reduction in revenues. These adjustments should improve not only the gross profit of this segment in the future, but also the net earnings of this segment.

Lawn & Garden Segment

The lawn & garden segment’s net income was approximately $55,000 and $56,000 for the three month periods ended March 31, 2005 and 2004, respectively. Total net sales from the lawn & garden segment were approximately $1,492,000 for the three months ended March 31, 2005, compared to approximately $894,000 for the same period in 2004. This increase, as mentioned above, was mainly attributed to the sales of State Line which reported sales of approximately $623,000 during the first quarter ended March 31, 2005.

The combined gross profit for this segment for the first quarter ended March 31, 2005 was approximately 49%. The slight decrease in this segment’s overall gross profit responded to promotional campaigns with major chain store in order to increase sales in Puerto Rico.

Sales

The Company's consolidated net sales for the three months ended March 31, 2005 were approximately $2,474,000, compared to approximately $2,185,000 for the same period in 2004, representing an overall increase of approximately $289,000 or 13%. Net sales by segment for the three month periods ended March 31, 2005 and 2004, excluding inter-segment sales, are shown below:

Segment	Quarter ended March 31, 2005	Quarter ended March 31, 2004
Plants	$591,000	$799,000
Landscaping	405,000	492,000
Lawn & Garden	1,478,000	894,000
Total	$2,474,000	$2,185,000

The plants segment reflected a decrease in net sales for the first quarter ended March 31, 2005, of approximately $208,000 or 26%, when compared to the same period in the prior year. The plants segment’s decrease in sales was mainly due to the lack of availability of certain plants including, anthurium, spathifyllum, and areca palms, which recorded higher sales during the first quarter of the year 2004. Most of these plants are currently being grown in a newly constructed  shade house and will become available during 2005. At the same time, the Company is placing greater emphasis on the marketing of bedding and other plants which mature more rapidly and become available for sale in a shorter period, and on certain plants with higher gross profit margins. This strategy resulted in a decrease in sales, but impacted positively the overall gross profit margin for this segment. The Company expects these crops to generate increased sales during the last two quarters of 2005.

The lawn and garden segment reflected an increase in net sales for the first quarter ended March 31, 2005 of $584,000 or 65%. This increase is mainly attributed to the sales of State Line which reported sales of approximately $623,000 during the period from February 17, 2005 to March 31, 2005. Garden Products and Rain Forest, which are also consolidated within the results of this segment, reported combined sales of approximately $869,000 and $894,000, during the first quarters ended March 31, 2005 and 2004, respectively.

The landscaping segment reflected a decrease in net sales for the first quarter ended March 31, 2005 of $87,000 or 17%. The decrease in revenues of approximately $87,000 or 18%, when compared to the same period in the prior year, was attributed to a reduction in new construction developments in Puerto Rico. The reduction in revenues also affected the gross profit and thus, the net result of this segment.

Gross Profit

The combined gross profit for the three months ended March 31, 2005, was approximately 40% of net sales compared to approximately 36% for the same period in the year 2004. The overall improvement in the combined gross profit was positively affected by the increase in the Lawn and Garden sales which increased by 65%, as a result of the operations of State Line.  Thus, the overall improvement in the combined gross profit (all business segments) mentioned above is related to a change in product mix, resulting in more sales of higher margin products.

Additionally and as mentioned above, the Plants segment reported an improvement in its gross profit mainly due to management’s strategy to focus on the sale of items with higher gross profit margins. Gross profit margin of the plant segment increased by 65% during the first quarter ended March 31, 2005, as compared the same period in 2004.

Adversely impacting the overall gross profit for the three months ended March 31, 2005 and offsetting the positive impacts of the aforementioned segments, was the decline in gross profit for the landscaping segment which decreased from 36% during the first quarter ended March 31, 2004 to 19% for the same period in 2005. Gross profits by segment for the three months ended March 31, 2005 and 2004 are shown below:

Segment	Quarter ended March 31, 2005	Quarter ended March 31, 2004
Plants	28%	17%
Landscaping	19%	36%
Lawn & Garden	49%	52%

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were approximately $983,000 and $824,000 for the three months ended March 31, 2005 and 2004, respectively. This represents an increase of approximately 19% or $159,000 when compared to the same period for year 2004. However, it should be mentioned that within the total SG&A expenses recorded for the first quarter ended March 31, 2005, there were SG&A expenses related to State Line amounting to approximately $184,000. Excluding this amount, total SG&A expenses actually decreased by $25,000 or 3% as compared to prior year, which reflects the continuous effects of the cost containment programs established at the end of the year 2003. This plan includes, among others, the reduction of payroll expenses and better utilization of existing resources, and centralization of duties which resulted in savings in salaries and related expenses.

Other Income and Expenses

Interest income for the first quarters ended March 31, 2005 and 2004, was approximately $2,000 in both years. Interest income for the first quarter ended March 31, 2005 remained comparable to the same period of 2004, mainly because the invested balance as well as interest rates remained comparable with prior year. Interest income is derived from a $500,000 certificate of deposit.

Interest expense for the three month periods ended March 31, 2005 and 2004, was approximately $64,000 and $23,000, respectively. The increase in interest expense is related to the increase in short-term borrowings used to fund the Company’s operations and for the acquisition of SLBM.

Participation in income of unconsolidated subsidiary and commissions’ income from unconsolidated subsidiary three month periods ended March 31, 2005 and 2004 was approximately $69,000 and $75,000, respectively. This slight decrease is due to a reduction in sales of the unconsolidated subsidiary (Salinas Holdings, Inc.) due to a reduced level of production of sod during the first quarter ended March 31, 2005.

FINANCIAL CONDITION

The Company's current ratio decreased to 1.23 to 1 on March 31, 2005, compared to 1.43 to 1 on December 31, 2004. The decrease in the current ratio is principally due to the increase in short-term obligations related to the unsecured loan obtained from the Company's major shareholder for the acquisition of SLBM, increase in borrowings, from both a credit institution and from its major stockholder, to finance current operations, net of an increase of certain current assets such as inventories and accounts receivable, due to the acquisition of SBLM. (refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES and FUTURE OPERATIONS).

On March 31, 2005, total assets were approximately $13,872,000, compared to approximately $10,141,000 in total assets on December 31, 2004. The increae in assets is principally related to the acquisition of the assets of SLBM.  As of March 31, 2005, the Company had approximately $958,000 in cash and restricted cash, compared to approximately $735,000 as of December 31, 2004. Accounts receivable increased by approximately $47,000 and the investment in unconsolidated subsidiary increased by approximately $23,000, compared to December 31, 2004.

Shareholders' equity as of March 31, 2005, increased by $48,000, as a result of the net income for the three-month period then ended of approximately $25,000, the amortization of deferred stock compensation of approximately $10,000, and the issuance of common stock from the exercise of stock options of approximately $14,000.

During the quarter ended March 31, 2005, the Company issued 4,400 shares of common stock at a weighted average price of $3.14 in connection with the exercise of stock options. During the quarter ended March 31, 2005, the Company issued 5,000 shares of common stock in connection with awards of restricted stock.
The awards did not result in net proceeds to the Company because the increase in stockholders equity was offset by deferred stock compensation expenses. No dividends were declared during the quarter ended March 31, 2005.

Current Liquidity and Capital Resources

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to ensure a new source of products for the future.

The Company finances its working capital needs from cash flow of operations as well as borrowings under short-term credit facilities with a local commercial bank and from its major stockholder. As of March 31, 2005, the Company had a short-term credit facility from a financial institution of $2.5 million (all used as of such date). This credit facility is secured by the Company’s trade accounts receivable and inventories.

The Company is also exploring other alternatives to increase its liquidity, including but not limited to, (1) increases in its short-term credit facilities and (2) sales of preferred stock to a limited number of investors in a private placement transaction. Meanwhile, it borrowed an additional $500,000 from its principal stockholder during the first quarter of 2005 to finance its operations and $3,000,000 for the acquisition of the operations of SLBM.  These loans bear interest monthly at the prevailing Citibank, N.A. prime rate.  The $500,000 note is payable on January 31, 2006.  The $3,000,000 note, originally due on February 16, 2006, was refinanced into a long-term agreement dated May 23, 2005.  This note will be payable in 60 consecutive installments, with 59 equal installments of $8,333 and a final balloon payment of $2,500,000 on May 1, 2010.  The Company did not pay any commitment fee or commission in connection with these loans. The Company’s Board of Directors believes that the terms and conditions of the loans are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.

Based on its current situation, the Company believes that it has adequate resources to meet its current and anticipated liquidity and capital requirements.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

As of March 31, 2005, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (CEO), Chief Operating Officer (COO), and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, COO, and CFO, concluded that the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 20, 2003, Mr. Fernando Rodríguez, the Company’s former President and Chief Operating Officer, filed a civil action against the Company before the U.S. District Court for the District of Puerto Rico. The complaint was subsequently amended to include Michael J. Spector, the Company’s Chief Executive Officer, as a defendant; service of process as to the amended complaint was executed on March 24, 2004.

The amended complaint states two basic causes of action: (1) an alleged COBRA violation in connection with the dismissal of Mr. Rodríguez from the Company, and; (2) an alleged federal securities law violation in connection with the exercise of employee stock options by Mr. Rodríguez. The complaint also includes various related state law claims. The Company has filed a motion to dismiss both causes of action and believes that it has meritorious defenses as to each.

The Company is also a party to a number of legal proceedings in the ordinary course of its business, none of which, in the opinion of management, will have a material adverse effect on the Company’s Financial Condition or Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits No.	Exhibit Description

10.1
Asset Purchase Agreement, dated February 9, 2005, among State-Line Bark & Mulch, Inc., Richard K. Stewart, Dana M. Stewart and Margo State Line, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated February 23, 2005).

10.2
Agreement for the Purchase and Sale of Real Property, dated February 9, 2005, among Mulch Masters, Inc., Richard K. Stewart, Dana M. Stewart and Margo State Line, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated February 23, 2005.).

10.3
Agreement for the Purchase and Sale of Real Property, dated February 9, 2004, among Mulch Masters, Inc., Richard K. Stewart, Dana M. Stewart and Margo State Line, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated February 23, 2005).

10.4	Promissory Note, dated February 16, 2005, in the amount of $3,000,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company’s Current Report on Form 8-K dated February 23, 2005).

10.5
Promissory Note, dated December 31, 2004, in the amount of $1,000,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.6
Promissory Note, dated January 11, 2005, in the amount of $500,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.7
Promissory Note, dated March 10, 2005, in the amount of $500,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGO CARIBE, INC.

Date: May 23, 2005	By:	/s/ Michael J. Spector
Michael J. Spector, Chairman of the Board and Chief Executive Officer

Date: May 23, 2005	By:	/s/ Luis R. Carrasquillo Ruiz
Luis R. Carrasquillo Ruiz , Senior Vice President and Chief Financial Officer