Form 10QSB
period 2005-06-30
MARGO CARIBE INC
filed 2005-08-22
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15336

MARGO CARIBE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Puerto Rico	66-0550881
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Road 690, Kilometer 5.8 Vega Alta, Puerto Rico 00962	00692
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (787) 883-2570.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES	X	NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 2,792,345 shares of common stock, $.001 par value, outstanding as of August 8, 2005.

MARGO CARIBE, INC. AND SUBSIDIARIES
FORM 10-QSB
FOR THE SECOND QUARTER ENDED JUNE 30, 2005

i

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, all statements that are not clearly historical in nature are forward-looking, and the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimate,” “project,” and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, natural disasters, competitive and regulatory factors, legislative changes and regulatory or judicial proceedings, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those contemplated by such forward-looking statements.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(Unaudited)

ASSETS

	2005	2004
Current Assets:
Cash and equivalents	$982,111	$234,872
Restricted cash	-	500,000
Accounts receivable, net	1,591,079	2,128,901
Inventories	3,863,447	2,777,044
Due from related entity	243,648	42,479
Deferred tax asset	11,400	11,400
Property held for sale, net	156,455	156,455
Prepaid expenses and other current assets	334,578	353,610
Total current assets	7,182,718	6,204,761

Property and equipment, net	3,369,735	2,143,178
Land held for future development	1,139,127	1,131,127
Investment in unconsolidated subsidiary	579,333	535,099
Notes receivable	19,114	22,164
Distribution rights	100,000	100,000
Non-competition agreement	263,095	-
Goodwill	1,189,918	-
Other assets	62,529	4,349

Total assets	$13,905,569	$10,140,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$32,294	$ 114,503
Current portion of notes payable to major stockholder	1,725,000	-
Notes payable	98,984	2,886,967
Accounts payable	1,129,382	1,129,067
Accrued expenses	184,209	213,922
Total current liabilities	3,169,869	4,344,459
Other liabilities	66,813	66,813
Long-term debt, net of current portion	2,893,182	67,492
Note payable to major stockholder, net of current portion	2,891,667	1,000,000
Total liabilities	9,021,531	5,478,764

Shareholders’ equity:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value; 10,000,000 shares authorized, 2,832,145 and 2,263,189 shares issued, 2,792,345 and 2,223,389 shares outstanding in 2005 and 2004, respectively	2,832	2,263
Additional paid-in capital	5,762,910	5,706,907
Retained earnings (deficit)	(622,640)	(809,043)
Deferred stock compensation	(162,776)	(141,925)
Treasury stock, 39,800 common shares, at cost	(96,288)	(96,288)
Total shareholders’ equity	4,884,038	4,661,914
Total liabilities and shareholders’ equity	$13,905,569	$10,140,678

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended June 30, 2005 and 2004
(Unaudited)

	Three Months ended June 30,			Six Months ended June 30,
	2005	2004		2005	2004

Net sales	$3,278,651		$1,950,699	$5,753,047		$4,138,080
Cost of sales	2,156,912		1,422,219	3,637,446		2,823,442
Gross profit	1,121,739		528,480	2,115,601		1,314,638
Selling, general and administrative expenses	915,931		787,447	1,898,546		1,610,975
Income (loss) from operations	205,808		(258,967)	217,055		(296,337)
Other income (expenses):
Interest income	2,850		1,506	4,873		3,473
Interest expense	(101,738)		(24,686)	(165,837)		(48,047)
Equity in earnings of unconsolidated subsidiary	21,512		20,311	44,234		46,737
Commissions from unconsolidated subsidiary	37,233		36,315	83,950		84,867
Miscellaneous income (expenses)	(3,907)		13,030	2,128		18,774
Total other income (expenses), net	(44,050)		46,476	(30,652)		105,804
Net income	$161,758		$(212,491)	$186,403		$(190,533)

Basic income (loss) per common share	$0.06	$	(0.08)	$0.07	$	(0.07)
Diluted income (loss) per common share	$0.06	$	(0.08)	$0.07	$	(0.07)

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2005
(Unaudited)

	Outstanding Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Stock Compensation	Treasury Stock	Total

Balance at December 31, 2004	2,223,389	$2,263	$5,706,907	($809,043)	($141,925)	($96,288)	$4,661,914
Issuance of common stock from exercise of stock options	5,500	6	16,516	-	-	-	16,522
Issuance of common stock under restricted stock plan	5,000	5	40,045	-	(40,050)	-	-
Deferred stock compensation amortized to operations					19,199		19,199
Effect of stock split	558,456	558	(558)	-	-	-	-
Net income	-	-	-	186,403	-	-	186,403

Balance at June 30, 2005	2,792,345	$2,832	$5,762,910	($622,640)	($162,776)	($96,288)	$4,884,038

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$186,403	$(190,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	215,181	196,799
Non-competition agreement amortization	36,905	-
Deferred stock compensation	19,199	25,408
Equity in earnings of unconsolidated subsidiary	(44,234)	(46,737)
Changes in assets and liabilities affecting cash flows from operating activities:
Decrease (increase) in:
Accounts receivable, net	780,735	(308,741)
Inventories	(738,851)	347,648
Due from related entity	(201,169)	106,551
Prepaid expenses and other current assets	19,032	168,906
Other assets	(58,129)	-
Increase (decrease) in:
Accounts payable	(271,431)	44,727
Accrued expenses	(29,713)	(110,103)
Other liabilities	-	45,291
Net cash provided by (used in) operating activities	(86,072)	279,216

Cash flows from investing activities:
Cash disbursed related to business acquisition	(2,600,000)	-
Purchases of property and equipment	(150,279)	(305,037)
Investment in unconsolidated subsidiary	-	(175,000)
Collection of note receivable	3,050	-
Decrease in restricted cash	500,000	-
Net cash used in investing activities	(2,247,229)	(480,037)

Cash flows from financing activities:
Increase in notes payable	-	835,000
Increase in notes payable to major stockholder	3,725,000	-
Repayment of notes payable to major stockholder	(108,333)	-
Proceeds from long term debt	2,810,912
Repayment of notes payable	(2,787,983)	(165,572)
Issuance of common stock from exercise of stock options and stock grants	16,522	46,623
Repayments of long-term debt	(575,578)	(77,015)
Net cash provided by financing activities	3,080,540	639,036
Net increase in cash and equivalents	747,239	438,215
Cash and equivalents at beginning of period	234,872	446,891
Cash and equivalents at end of period	$982,111	$885,106

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended June 30, 2005 and 2004
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

The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2005. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

During the period ended June 30, 2005, the Company granted 5,000 shares of restricted common stock at a market value of $8.01 per share under the Restricted Stock Plan to a member of the senior management. The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established based on the market price of the Company’s common stock on the date of grant. Deferred stock compensation is charged for the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders’ equity and is amortized over the vesting period. During the six months ended June 30, 2005 and 2004, the Company recognized $19,199 and $25,408, respectively, in selling, general and administrative expenses related to restricted stock grants. The unamortized portion remaining in shareholders’ equity at June 30, 2005 was approximately $163,000. During the period ended June 30, 2004, the Company granted 26,500 shares of restricted common stock at a market value of $4.80 per share under the Restricted Stock Plan to members of the senior management and certain employees.

In April 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) to replace the Company’s 1988 Stock Benefits Plan (the “1988 Plan”). Outstanding options granted under the 1988 Plan, including all related obligations and commitments, will continue to be honored by the Company.

Under the 1998 Plan, the Company’s Board of Directors, through a committee thereof may award options to purchase up to 220,000 shares of common stock to eligible employees at 100% of the fair market value at the date of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. The 1998 Plan also provides for the automatic grant of options to purchase 2,750 shares of common stock to each non-employee director serving on the Company’s Board of Directors on the first business day following each annual meeting of shareholders.

Options granted under the 1988 Plan vest ratably over a period of five years. Vested options become exercisable one year from the date of grant and expire ten years after the date of grant.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in measuring stock based compensation, including options, which generally require that a compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date, which is generally the grant date. Accordingly, no compensation expense has been recognized for options granted under the 1998 Plan and the 1988 Plan. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

Stock options outstanding as of June 30, 2005 and December 31, 2004 amounted to 75,900 and 81,400, respectively, at the end of each period. During six months ended June 30, 2005 and 2004, no stock options were granted.

As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Risk-free interest rate	5.26%	5.28%	5.26%	5.28%

Average life of options	10 yrs.	10 yrs.	10 yrs.	10 yrs.

Volatility	12.46%	4.46%	24.45%	22.80%

Dividend yield	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free-trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options.

Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options.

For purposes of pro forma disclosures, the estimated fair value of a stock option is assumed to be amortized to expense over such options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$161,758	$(212,491)	$186,403	$(190,533)
Total stock based compensation expense determined under fair value based method for all awards	(4,307)	(5,124)	(10,156)	(12,263)
Pro forma net income (loss)	$157,451	$(217,615)	$176,247	$(202,796)
Earnings (loss) per share:
Basic - as reported	$0.06	$(0.08)	$0.07	$(0.07)
Basic - pro forma	$0.06	$(0.08)	$0.06	$(0.07)
Diluted - as reported	$0.06	$(0.08)	$0.07	$(0.07)
Diluted - pro forma	$0.06	$(0.08)	$0.06	$(0.07)

Note 3 - Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of such financial statements and the reported amounts of revenues and expenses during the relevant reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and such customers’ prior credit experience. In addition, the Company evaluates the prior years' experience of the allowance as a whole.

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

Deferred Tax Asset

The Company has a deferred tax asset of $1,123,500, which is partially offset by a valuation allowance of $1,112,100. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset that is considered by management to be realizable could change in the near term depending on future levels of taxable income.

As of June 30, 2005 the Company had net operating loss carryforwards for income tax purposes amounting to approximately $4 million which, if not utilized to reduce taxable income in future periods, expire at various dates through 2011. Therefore, no income tax provision is presented for the three- and six-month periods ended June 30, 2005.

The tax effects of temporary differences that give rise to significant portions of deferred tax asset at June 30, 2005 and December 31, 2004 are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,006,039	$980,666
Inventory valuation allowance	15,825	11,463
Allowance for doubtful accounts	98,994	103,564
Others	2,642	2,627
	1,123,500	1,098,320

Less valuation allowance	1,112,100	1,086,920

Deferred income tax aset, net	$11,400	$11,400

Note 4 - New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) is effective for the Company beginning on January 1, 2006 and applies to all awards granted after such date, as well as to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, will be recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 and will adopt the standard as of the required effective date will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the fair value of those awards on the date of grant calculated under SFAS No. 123. Entities that adopt the standard before January 1, 2006, may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.

The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 123 (R). The Company is therefore unable to disclose the impact that adopting SFAS No. 123 (R) will have on its financial position and results of operations when such statement is adopted.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

Note 5 - Inventories

At June 30, 2005 and December 31, 2004, inventories included the following:

Description	2005	2004

Plant material	$2,399,695	$2,150,787
Lawn and garden products	564,067	352,259
Raw materials and supplies	899,685	273,998

	$3,863,447	$2,777,044

Note 6 - Property and Equipment

At June 30, 2005 and December 31, 2004, property and equipment included the following:

Description	2005	2004

Land	$450,000	$-
Real estate property	200,000	-
Leasehold improvements	2,763,683	2,748,228
Equipment and fixtures	2,404,261	1,667,108
Transportation equipment	748,985	709,855
	6,566,929	5,125,191

Less accumulated depreciation and amortization	(3,197,194)	(2,982,013)

	$3,369,735	$2,143,178

Depreciation expense for the six month periods ended June 30, 2005 and 2004 amounted to approximately $215,000 and $197,000, respectively.

Note 7 - Investment in Unconsolidated Subsidiary

On October 14, 2002, the Company, through its wholly-owned subsidiary Margo Nursery Farms, Inc. (“Margo Nursery”), entered into a joint venture with two other unrelated parties to organize Salinas Holdings, Inc. (“Salinas”), a Puerto Rico corporation engaged in the growing of sod (turf), palms and trees on a farm of approximately 262 “cuerdas” located in the Municipality of Salinas, Puerto Rico. The Company has a 33.33% equity interest in Salinas. Salinas has also entered into a management agreement with Margo Nursery whereby Margo Nursery will provide certain management services to Salinas and will be responsible for all sales and marketing activities of Salinas. Under the management agreement, the Company earns $2,000 per month for management services and commission on the gross collected revenue of Salinas’ varying from 15% to 17%. Salinas commenced operations on November 1, 2002.

The investments in and the results of operations of Salinas are not consolidated with the financial statements of the Company, but instead the Company has accounted for its investment in Salinas using the equity method of accounting. At June 30, 2005 and December 31, 2004, and for the six month periods ended June 30, 2005 and 2004, Salinas’ unaudited condensed statements of financial position and results of operations information were as follows:

Assets	2005	2004

Current assets	$1,886,211	$1,772,482
Property and equipment, net	671,971	748,879
	$2,558,182	$2,521,361

Liabilities and Shareholders’ Equity
Current liabilities	$710,109	$589,457
Long-term liabilities	108,334	325,001
Total liabilities	818,443	914,458
Shareholders’ equity	1,739,739	1,606,903

Total liabilities and shareholders’ equity	$2,558,182	$2,521,361

Company’s share of equity	$579,333	$535,099

Results of Operations	2005	2004
Sales	$550,660	$567,903
Cost of sales	242,940	232,586
Gross profit	307,720	335,317
General and administrative expenses	174,884	194,965
Net income	$132,836	$140,352
Company’s share of net income	$44,234	$46,737

For the six months ended June 30, 2005, the change in the Company’s investment in Salinas Holdings, Inc., was as follows:

Description	Amount
Balance at December 31, 2004	$535,099
Equity in earnings of unconsolidated subsidiary for 2005	44,234
Balance at June 30, 2005	$579,333

Note 8 - Income per Common Share

The Company reports its earnings per share (EPS) in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend. The stock dividend was issued on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The stock dividend resulted in 558,456 additional shares being issued. Accordingly, the weighted average number of shares outstanding (and stock options) for the periods ended June 30, 2005 and 2004 have been retroactively adjusted to reflect the effect of the stock dividend.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic income (loss) per common share:

Net income (loss) attributable to common shareholders	$161,758	$(212,491)	$186,403	$(190,533)

Weighted average number of common shares outstanding	2,791,923	2,728,491	2,787,871	2,724,270

Basic income (loss) per common share	$.06	$(.08)	$.07	$(.07)

Diluted income (loss) per common share:

Net income (loss) attributable to common shareholders	$161,758	$(212,491)	$186,403	$(190,533)

Weighted average number of common shares outstanding	2,791,923	2,728,491	2,787,871	2,724,270

Plus incremental shares from assumed exercise of stock options	65,268	-	60,733	-

Adjusted weighted average shares	2,857,191	2,728,491	2,848,604	2,724,270

Diluted income (loss) per common share	$.06	$(.08)	$.07	$(.07)

For the three and six month periods ended June 30, 2004, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus, no incremental shares were added to the weighted average number of common shares outstanding for the periods.

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

In addition, effective February 16, 2005, the Company acquired substantially all the assets and assumed certain liabilities and the operations of State Line Bark and Mulch, Inc., through its wholly-owned subsidiary, Margo State Line, Inc. (“MSL”), a Florida corporation (see Note 13). MSL is dedicated to the production and sale of mulch and other related products. The activities of MSL are also included within the lawn and garden segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss. Please refer to “Note 3 - Significant Accounting Policies,” above, for additional information on the Company’s accounting policies.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment’s financial condition and results of operations as if they were independent entities.

	Three months ended June 30, 2005
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals

Revenue from external customers	$609,106	$2,210,537	$459,008	$-	$3,278,651
Inter-segment revenues	22,434	42,042	-	-	64,476
Interest income	2,850	-	-	-	2,850
Interest expense	63,449	38,289	-	-	101,738
Depreciation and amortization	53,184	36,053	13,793	-	103,030
Segment income (loss)	3,665	175,689	(17,596)	-	161,758
Expenditures for segment assets	30,403	48,736	13,672	-	92,811

	Three months ended June 30, 2004
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals

Revenue from external customers	$644,503	$828,910	$477,286	$-	$1,950,699
Inter-segment revenues	61,470	13,406	-	-	74,876
Interest income	1,506	-	-	-	1,506
Interest expense	24,686	-	-	-	24,686
Depreciation and amortization	66,079	19,226	13,419	-	98,724
Segment income (loss)	(328,156)	29,465	86,200	-	(212,491)
Expenditures for segment assets	-	-	-	-	-

	Six months ended June 30, 2005
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals

Revenue from external customers	$1,200,518	$3,688,171	$864,358	-	$5,753,047
Inter-segment revenues	68,885	56,543	-	-	125,428
Interest income	4,873	-	-	-	4,873
Interest expense	111,612	54,225	-	-	165,837
Depreciation and amortization	124,590	63,004	27,587	-	215,181
Segment income (loss)	43,344	231,033	(87,974)	-	186,403
Segment assets	7,058,546	5,176,448	531,448	1,139,127	13,905,569
Expenditures for segment assets	41,200	58,983	42,096	8,000	150,279

	Six months ended June 30, 2004
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals

Revenue from external customers	$1,443,363	1,721,953	972,764	$-	$4,138,080
Inter-segment revenues	132,153	14,719	-	-	146,872
Interest income	3,473	-	-	-	3,473
Interest expense	48,047	-	-	-	48,047
Depreciation and amortization	132,163	37,312	27,324	-	196,799
Segment income (loss)	(388,476)	85,365	112,578	-	(190,533)
Segment assets	6,691,133	1,311,389	504,659	1,105,627	9,612,808
Expenditures for segment assets	274,560	30,477	-	-	305,037

Note 10 - Supplemental Disclosures for the Condensed Consolidated Statements of Cash Flows

a)  Non-Cash Investing Activities

Other than the assets acquired and assumed liabilities described in Note 13, there were no non-cash investment activities during the six months ended June 30, 2005 and 2004.

b)     Non-Cash Financing Activities

Other than the assets acquired and assumed liabilities described in Note 13, there were no non-cash financing activities during the six months ended June 30, 2005 and 2004.

c)  Other Cash Flow Transactions

Other cash flow transactions for the six months ended June 30, 2005 and 2004, include interest payments amounting to approximately $166,000 and $23,000, respectively. There were no income tax payments for the six months ended June 30, 2005 and 2004.

During the second quarters ended June 30, 2005 and 2004, the Company received $225,000 and $500,000, respectively, in the form unsecured loans from its major stockholder. These loans bear interest, payable monthly, at the prevailing Citibank N.A. prime rate. From the $225,000 loan, the Company repaid $100,000 during the second quarter ended June 30, 2005. The remaining $125,000 was paid off in July 2005.

During the second quarter ended June 30, 2004, the Company collected $75,000 from an account receivable that had been previously written off.

Note 11 - Major Customers

During the six months ended June 30, 2005 and 2004, the Company’s single largest customer accounted for approximately 33% ($1,923,000) and 39% ($1,631,000), respectively, of the Company’s net sales. There were no other customers accounting for 10% or more of the Company’s net sales. The accounts receivable balnce due from the Company’s single largest customer as of June 30, 2005 amounted to approximately $584,000.

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

Note 13 - Acquisitions

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

As a result of the transaction, the Company will strive to become one of the leading firms in the bulk and bagged ground cover (mainly premium mulch, soil, and compost) industry in Puerto Rico and the mainland U.S. The Company also expects to reduce costs through economies of scale and costs savings programs. The purchase price was mainly determined by the sales volume of prior years, which was considered the goodwill paid, amounting to approximately $1,190,000.

The aggregate purchase price was $2,600,000, plus the liabilities assumed of $779,893. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain assets. Accordingly, the allocation of the purchase price is subject to change.

Accounts receivable	$242,913
Inventories	347,552
Land	450,000
Property and equipment	849,459
Other assets	51
Non-competition agreement	300,000
Goodwill	1,189,918
Total assets acquired	3,379,893

Accounts payable	271,746
Long-term notes payable	508,147
Total liabilities assumed	779,893
Net assets acquired	$2,600,000

Out of the total purchase price, $300,000 was assigned to a non-competition agreement with the stockholders of SLBM (“the Sellers”). This intangible asset will be amortized over a three-year period based on the duration of the non-competition agreement. This asset does not have a residual value. The goodwill of $1,190,000 will be deductible for tax purposes.

At the date of the purchase, out of the total purchase price due to the Sellers, the Company deposited $740,000 in two escrow accounts to cover any contingencies and expenses related to potential environmental issues affecting a portion of the acquired land (less than 10%) is subject to and to cover the final purchase price of the Sellers’ real property. On June 3, 2005, the Company completed the acquisition of the Sellers’ real property, consisting of approximately 100 acres. Therefore, the $640,000 held in the escrow accounts were released to the Sellers as the purchase price of the real property.

The following table provides the combined pro forma unaudited financial information as if SLBM was acquired at the beginning of each of the periods presented:

	ThreeMonths Ended		Six Months Ended
	June 30, 2004		June 30, 2005	June 30, 2004

Net sales		$3,035,336	$6,080,662	$6,311,858
Operating income (loss)		$(78,801)	$155,905	$79,732
Net income (loss)		$(32,318)	$104,358	$125,646
Earnings (loss) per share Basic	$	.(01)	$.04	$.05
Earnings (loss) per share Diluted	$	.(01)	$.04	$.05

Included in the pro forma unaudited operating income for each period presented is additional amortization related to the non-competition agreement, pro forma interest expense for each corresponding period at prime rate, and the elimination of revenues and costs of sales related to intercompany transactions.

Note 14 - Notes payable to major stockholder

At June 30, 2005, notes payable to the Company’s major stockholder amounting to $1,000,000 and $500,000, are due on January 31, 2006. In addition, a loan payable to the Company’s major stockholder amounting to $125,000, which is due on demand, was repaid in July 2005.

On May 23, 2005, the Company entered into a long-term financing agreement with its major stockholder to refinance an outstanding note payable amounting to $3,000,000, originally due in February 16, 2006.  The new note has a maturity of May 1, 2010.  The aggregate principal amount of the note will be payable in sixty (60) consecutive installments on the first day of each month, with fifty-nine (59) equal monthly installments of $8,333 and a balloon payment on the sixtieth (60th) and final installment of $2,500,000.  The note bears interest at an annual rate equal to the rate of interest announced publicly by Citibank, N.A. in New York, NY, from time to time as the Citibank base or prime rate.

Note 15 - Note payable to financial institution

On June 14, 2005 the Company entered into a long-term financing agreement with a commercial financial institution. The note evidencing the agreement provides for a maximum credit amount of $3,500,000, of which approximately $2,811,000 was used to refinance certain notes payable to another financial institution. The credit facility is a revolving line of credit with a maturity date of June 13, 2007.  The note bears interest at a rate equal to the published 90-day LIBOR rate plus 275 points basis. The note is secured with certain fixed assets and property of the Company and by the note payable to the Company’s major stockholder amounting to $3,000,000 described in Note 14.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Margo Caribe, Inc. and its subsidiaries (collectively, the “Company”) are in the business of growing, distributing, and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line (“Rain Forest”) of planting media and aggregates, the distribution of lawn and garden products, including bark and premium mulch manufacturing and sale, and also provides landscaping design and installation services. In addition, since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico. The Company’s real estate development subsidiary is in the process of obtaining the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Company’s operations include Margo Caribe, Inc. (the holding company), Margo Nursery Farms, Inc., d/b/a Margo Farms del Caribe (“Nursery Farms”), Margo Landscaping & Design, Inc. (“Landscaping”), Margo Garden Products, Inc. (“Garden Products”), Rain Forest Products Group, Inc. (“Rain Forest”), Margo State Line, Inc.(“State Line”), Garrochales Construction and Development Corporation (“Garrochales Construction”), Margo Development Corporation (“Margo Development”), and a one-third equity interest in Salinas Holdings, Inc. (“Salinas”), all Puerto Rico corporations, except State Line which is a Florida corporation.

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

Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Greenes Fence Company, Greenleaf Products, Inc., Fiskars Consumer Product Division, L.R. Nelson Consumer Products, Telcom decorative pottery, Terro Products, Crysalia plastic pottery, DEROMA Italian terracotta pottery and North American Outdoor Products.

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest’s products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

State Line is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. State Line operates out of a facility in Folkston, Georgia and its products are primarily marketed in the United States, Puerto Rico and the Caribbean, through Garden Products. The results of operations of State Line, which were acquired in February 2005, are consolidated within the “lawn and garden” products segment.

Margo Development and Garrochales Construction were created for the development of residential projects in Puerto Rico. Currently, Garrochales Construction is in the process of obtaining all the required permits for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

Salinas, of which the Company owns a one third equity interest, is a joint venture to grow sod, palms and trees on a farm of approximately 262 “cuerdas” located in the Municipality of Salinas, Puerto Rico. The farm is leased by Salinas from Criadores de Salinas, S.E., an entity controlled by Mr. Luis A. Rubí, for an initial 10-year term with renewal options for an additional 20-year period.

PRINCIPAL OPERATIONS

The Company’s nursery operations, except for State Line’s operations, are focused in the Commonwealth of Puerto Rico (“Puerto Rico”) and the Caribbean. These operations are conducted at a 92-“cuerdas” (a “cuerda” equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

The operations of State Line are located on a 100-acre parcel of land of located in Folkston, Georgia.

FUTURE OPERATIONS

The Company intends to continue to concentrate its economic and managerial resources in expanding and improving its present operations in Puerto Rico and in the mainland United States (through State Line). The Company will also strive to continue to capitalize on its advantage as one of the largest, full service lawn and garden companies in the region.

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

On February 16, 2005, the Company acquired, through its wholly-owned subsidiary State Line, substantially all the assets and assumed certain liabilities and the operations of State-Line Bark & Mulch, Inc. (“SLBM”), a Georgia corporation, pursuant to an asset purchase agreement. The aggregate purchase price was $2,600,000 plus the assumed liabilities of $779,893. The results of operations since February 17 to June 30, 2005 of State Line were included in this report as part of the results and disclosures of the Lawn and Garden Segment. As a result of the transaction, the Company expects to become one of the leaders in the bulk and bagged ground cover (mainly premium mulch, soil, and compost) industry in Puerto Rico and the mainland US. The Company also expects to reduce costs through economies of scale and costs savings programs.

In December 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000, including incidental expenses for this land. The carrying value as of June 30, 2005 of approximately $1,140,000 includes approximately $151,000 of capitalized interest, design and other pre-development costs. The Company is currently in the process of designing a master development plan, as well as in the process of obtaining required permits for the development of this site; however, the Company cannot give any assurance as to how long it will take to finalize the process of obtaining the necessary permits to develop the project or whether such permits will in fact be obtained. The Company received an endorsement from the Puerto Rico Housing Bank, which will enable prospective buyers to qualify for government assistance when purchasing homes in this project. The fair value of this parcel of land was appraised by an independent appraisal as of February 10, 2005 with a fair value of approximately $3,010,000.

CRITICAL ACCOUNTING POLICIES

For a discussion regarding Margo Caribe Inc.’s critical accounting policies, please refer to “Management’s Discussion and Analysis or Plan of Operation,” under Item 6 of Margo Caribe, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND SECOND QUARTERS ENDED JUNE 30, 2005 AND 2004

SUMMARY

For the six month period ended June 30, 2005, the Company had a net income of approximately $186,000, compared to a net loss of approximately $191,000 for the same period in 2004. These amounts represent a diluted income per common share of $0.07 in 2005 and a diluted loss per share of $0.07 in 2004. The net income for the six months ended June 30, 2005, reflected net profits from the lawn & garden and plants’ segments, which were partially offset by a net loss in the landscaping segment.

For the second quarter ended June 30, 2005, the Company had a net income of approximately $162,000, compared to a net loss of approximately $212,000 for the same period in 2004. These amounts represent a diluted income per common share of $0.06 in 2005 and a diluted loss per share of $0.08 in 2004.

Plants Segment

The plants segment’s net income was approximately $43,000 for the six months ended June 30, 2005, compared to a net loss of approximately $388,000 for the same period in 2004. The significant improvement in this segment was mainly attributed to an increase in the gross profit margin, which increased  from 8% during the first six months of 2004 to 29% for the same period in 2005. During the last quarter of 2004 and first two quarters of 2005, management focused on selling items with higher gross profits which resulted in both a lower sales volume, and higher gross profit margins. In addition, in February 2005, selling prices to major customers were increased to reflect the increase in costs experienced in 2004. Therefore, the improvement in this segment’s results responds to a combination of a shift in product mix to higher margin products and increased average selling prices. The plants segment’s net income was approximately $4,000 for the second quarter ended June 30, 2005, compared to a net loss of approximately $328,000 for the comparable period in 2004. The improvement in the quarter results, as compared to the prior year, was due to the same reasons explained above for the six month period.

Total net sales from the plants segment were approximately $1,201,000 for the six months ended June 30, 2005 compared to approximately $1,443,000 in net sales for the six months ended June 30, 2004.

Total net sales from the plants segment was approximately $609,000 for the second quarter ended June 30, 2005 compared to approximately $645,000 in net sales for the same period in 2004. The significant increase in the gross profit margin resulted in the improvement in this segment’s net income notwithstanding the decrease in sales. The overall decrease in this segment sales was pricipally due to the increase in average selling prices and management strategies of selling items with higher gross profit margins.

The gross margin from the plants segment for the six month period ended June 30, 2005 was approximately 29% compared to approximately 8% for the same period in 2004. The gross margin from the plants segment for the second quarter ended June 30, 2005 was approximately 30% compared to a negative margin of approximately 4.5% for the same period in 2004. The improvement in the second quarter gross profit, as explained above, is the result of a change in product mix and the full effect of price increases.

Landscaping Segment

The landscaping segment’s net loss was approximately $88,000 for the six months ended June 30, 2005, compared to a net income of approximately $113,000 for the comparable period in 2004. The net loss of the landscaping segment for the six month period ended June 30, 2005 was primarily related to a reduction in revenues of approximately $108,000, when compared to the same period in the prior year and a reduction in the gross profit margin. This decrease was attributed to a reduction in new construction developments in Puerto Rico. The landscaping segment’s net loss was approximately $18,000 for the second quarter ended June 30, 2005, compared to a net income of approximately $86,000 for the quarter ended June 30, 2004. Reduction in net income for the second quarter of 2005 as compared to prior year was due to the same reasons explained above. However, the net loss for the second quarter of 2005 was reduced significantly as compared to the first quarter ‘s loss, due to a reduction in personnel and other cost containment programs implemented in this division in order to improve the division’s results.

Revenues for the landscaping segment were approximately $864,000 for the six months ended June 30, 2005, compared to approximately $973,000 for the comparable period in 2004. Revenues for the landscaping segment were approximately $459,000 for the second quarter ended June 30, 2005, compared to approximately $477,000 for the quarter ended June 30, 2004. The gross margin for the landscaping segment was approximately 23% for the six months ended June 30, 2005, compared to approximately 33% for the same period in 2004. The gross margin for the landscaping segment was approximately 26% for the second quarter ended June 30, 2005, compared to approximately 30% for the same period in 2004. The decrease in gross margin was mainly due to the reduction in revenues since most of the expenses in this segment are fixed. Due to the reduction in new construction developments in Puerto Rico, the Company is in the process of making adjustments in operating expenses to mitigate the reduction in revenues. These adjustments should continue improving not only the gross profit, but also the net earnings of this segment during the remainder of 2005.

Lawn & Garden Segment

The lawn & garden segment’s net income was approximately $231,000 and $85,000 for the six month periods ended June 30, 2005 and 2004, respectively. The lawn & garden segment’s net income was approximately $176,000 and $29,000 for the second quarter ended June 30, 2005 and 2004, respectively.

Total net sales from the lawn & garden segment were approximately $3,688,000 for the six months ended June 30, 2005, compared to approximately $1,722,000 for the same period in 2004. Total net sales from the lawn & garden segment were approximately $2,211,000 for the quarter ended June 30, 2005, compared to approximately $829,000 for the same period in 2004. This significant increase in sales was mainly attributable to the sales of State Line, which reported sales of approximately $1,743,000 and $1,119,000, respectively, for the six months and the second quarter ended June 30, 2005.

The gross profit for this segment for the six month period ended June 30, 2005 and 2004 was approximately 41% and 50%, respectively. The gross profit for this segment for the second quarter ended June 30, 2005 and 2004 was approximately 36% and 48%, respectively. The decrease in this segment’s overall gross profit, especially in the second quarter, responded to promotional campaigns with major chain store in Puerto Rico and USVI.

Sales

The Company's consolidated net sales for the six months ended June 30, 2005 were approximately $5,753,000, compared to approximately $4,138,000 for the same period in 2004, representing an overall increase of approximately $1,615,000 or 39%. The Company's consolidated net sales for the quarter ended June 30, 2005 were approximately $3,279,000, compared to approximately $1,951,000 for the same period in 2004, representing an overall increase of approximately $1,328,000 or 68%. The increase in net sales is principally attributable to the sales of State Line which began in February 2005. Net sales by segment for the six month periods and the quarters ended June 30, 2005 and 2004, excluding inter-segment sales, are shown below:

Segment	Quarter ended June 30, 2005	Quarter ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Plants	$609,000	$645,000	$1,201,000	$1,443,000
Landscaping	459,000	477,000	864,000	973,000
Lawn & Garden	2,211,000	829,000	3,688,000	1,722,000
Total	$3,279,000	$1,951,000	$5,753,000	$4,138,000

The plants segment reflected a decrease in net sales for the six month period ended June 30, 2005, of approximately $242,000 or 17%, when compared to the same period in the prior year and of $36,000 or 6% for the second quarter of 2005, when compared to the same period in the prior year. The plants segment’s decrease in sales during the first quarter was mainly due to the lack of availability of certain plants including, anthurium, spathifyllum, and areca palms, which recorded higher sales during the first quarter of the year 2004. Most of these plants are currently being grown in a newly constructed shade house and will become available later during 2005. During the second quarter of 2005, better selling efforts were in place and the decrease in sales was reduced, as compared to the first quarter. The overall decrease in this segment sales, as mentioned above, was also due to the increase in average selling prices and management strategies of selling items with higher gross profit margins.

At the same time, the Company is placing greater emphasis on the marketing of bedding and other plants, which mature more rapidly and become available for sale in a shorter period, and on certain plants with higher gross profit margins. This strategy resulted in a decrease in sales, but impacted positively the overall gross profit margin for this segment. The Company expects these crops to generate increased sales during the last two quarters of 2005.

The lawn and garden segment reflected an increase in net sales for the six month period and for the second quarter ended June 30, 2005 of $1,966,000 or 114% and of $1,382,000 or 167%, respectively, when compared to the same period in 2004. This increase is mainly attributed to the sales of State Line, which reported sales of approximately $1,743,000 and of $1,119,000, respectively, for the six month period and the second quarter ended June 30, 2005.

The landscaping segment reflected a decrease in net sales for the six month period ended June 30, 2005 of $109,000 or 11%, when compared to the same period in 2004. This segment also reflected a decrease in net sales for the second quarter ended June 30, 2005 of $18,000 or 4%, when compared to the same period in 2004. The decrease in net sales in both periods was attributed to a reduction in new construction developments in Puerto Rico. The reduction in net sales also affected the gross profit and thus, the net result of this segment. Management is working over operating expenses in order to mitigate the effects of the aforementioned decrease in sales.

Gross Profit

The combined gross profit for the six months ended June 30, 2005, was approximately 37% of net sales compared to approximately 32% for the same period in the year 2004. The overall improvement in the combined gross profit was positively affected by the sales of State Line, which had an average gross profit of 46% during the six month period ended June 30, 2005 and the improvement in the plants segment gross profit margin explained above.

The plants segment improved its gross profit mainly due to management’s strategy to focus on the sale of items with higher gross profit margins and the full impact of the increase in average selling prices.

Adversely impacting the overall gross profit for the six months ended June 30, 2005 and offsetting the positive impacts of the aforementioned segments was the decline in gross profit for the landscaping segment which decreased from 33% during the six month period ended June 30, 2004, to 23% during the same period in 2005. Gross profits by segment for the six months and the quarters ended June 30, 2005 and 2004 are shown below:

Segment	Quarter ended June 30, 2005	Quarter ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Plants	30%	-4.5%	29%	8%
Landscaping	26%	30%	23%	33%
Lawn & Garden	36%	48%	41%	50%

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were approximately $1,899,000 and $1,611,000 for the six months ended June 30, 2005 and 2004, respectively. This represents an increase of approximately 18% or $288,000 when compared to the same period in 2004. However, included within the total SG&A expenses are State Line’s SG&A expenses which amounted to approximately $302,000. Excluding State Line, total SG&A expenses actually decreased by $14,000 or 1% as compared to prior year, which reflects the continuous effects of the cost containment programs established at the end of the year 2003. This cost containment program includes, among others, the reduction of payroll expenses and better utilization of existing resources, and centralization of duties, which resulted in savings in salaries and related expenses.

Other Income and Expenses

Interest income for the six month periods ended June 30, 2005 and 2004, was approximately $5,000 and $3,000, respectively. Interest income for the second quarters ended June 30, 2005 and 2004 was approximately $3,000 and $2,000, respectively. Interest income is mainly derived from a $500,000 certificate of deposit and cash balances of State Line.

Interest expense for the six month periods ended June 30, 2005 and 2004, was approximately $166,000 and $48,000, respectively. Interest expense for the second quarters ended June 30, 2005 and 2004, was approximately $101,000 and $25,000, respectively. The increase in interest expense is related to the increase in borrowings used to fund the Company’s operations and the acquisition of SLBM.

Participation in income of unconsolidated subsidiary and commissions’ income from unconsolidated subsidiary for the six month periods ended June 30, 2005 and 2004 was approximately $44,000 and $47,000, respectively. This slight decrease is due to a reduction in sales of the unconsolidated subsidiary (Salinas Holdings, Inc.) due to a reduced level of production of sod during 2005.

FINANCIAL CONDITION

The Company's current ratio improved to 2.27 to 1 on June 30, 2005, compared to 1.43 to 1 on December 31, 2004. The improvement in the current ratio is principally due to the funds received from a new financing agreement, which were used to repay the previous bank credit facilities that were classified as current liabilities. The improvement is also due to the increase of certain current assets such as inventories and accounts receivable, due to the acquisition of SLBM. (Refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES and FUTURE OPERATIONS).

On June 30, 2005, total assets were approximately $13,906,000, compared to approximately $10,141,000 in total assets on December 31, 2004. The increase in assets is primarily related to the acquisition of SLBM’s assets. As of June 30, 2005, the Company had approximately $982,000 in cash and equivalents, compared to approximately $735,000 as of December 31, 2004.

Accounts receivable decreased by approximately $538,000 as a result of better collection efforts and lower sales volume in the plants, landscaping, and in lawn & garden products in Puerto Rico. Also the overall accounts receivable turnover ratio improved as a result of reduction in days in receivable from the Company’s major customer during the quarter.

Inventories increased by approximately $1,086,000. Increase is related to inventories of Margo State Line amounting to approximately $682,000 and increase in plants inventory of approximately $400,000. Increase in plants segment inventories is related to a decrease in inventories turn over ratio due to lack of sales.

Net increase in property and equipment of approximately $1,226,000 is related to the assets acquired of State Line amounting to $1,299,000, investment in new assets during the year of approximately $142,000, net of the depreciation recorded of approximately $215,000.

Investment in unconsolidated subsidiary increased by approximately $44,000, compared to December 31, 2004, as a result of the equity on earnings for the period.

Shareholders' equity as of June 30, 2005, increased by $222,000, as a result of the net income for the six month period then ended of approximately $186,000, the amortization of deferred stock compensation of approximately $19,000, and the issuance of common stock from the exercise of stock options of approximately $17,000.

During the six month period ended June 30, 2005, the Company issued 5,500 shares of common stock at a weighted average price of $3.00 in connection with the exercise of stock options. During the six month period ended June 30, 2005, the Company also issued 5,000 shares of common stock at a weighted average price of $8.01, in connection with awards of restricted stock. The awards did not result in net proceeds to the Company because the increase in stockholders equity was offset by deferred stock compensation expenses.

Current Liquidity and Capital Resources

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to ensure a new source of products for the future.

The Company finances its working capital needs from cash flow of operations as well as borrowings under short-term and long-term credit facilities with a local commercial bank and from its major stockholder. During the quarter ended June 30, 2005, the Company entered into a $3,500,000 new long-term credit facility. The new credit facility is a revolving credit line with a maturity date of June 13, 2007. The Company drew $2.8 million under this facility to repay existing short-term notes payable under its prior bank credit facility. This credit facility is secured by certain Company’s real state (parcels of land in Garrochales and in Folkston, Georgia), certain equipment, and by the note payable to major stockholder amounting to $3 million.

The Company is also exploring other alternatives to increase its liquidity, including but not limited to, (1) increases in its short-term credit facilities with other commercial banks and (2) sales of preferred stock to a limited number of investors in a private placement transaction. Meanwhile, the Company borrowed an additional $725,000 from its principal stockholder during the six month period ended June 30, 2005 ($225,000 during the second quarter ended June 30, 2005) to finance its operations and $3,000,000 for the acquisition of SLBM. The note evidencing the $3,000,000 loan is secured by a pledge of all the outstanding stock of SLBM. Out of the $725,000, $500,000 is due on January 31, 2006 and $225,000 was due on demand. On May 23, the Company entered into a long-term financing agreement whereby the $3,000,000 note payable was refinanced. The $3,000,000 note payable, which had an original maturity date of February 16, 2006, was converted into a long-term credit facility with a maturity date of May 1, 2010. All these loans bear interest monthly at the prevailing Citibank, N.A. prime rate. The Company did not pay any commitment fee or commission in connection with these loans. The Company’s Board of Directors believes that the terms and conditions of the loans are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.

Based on its current situation, the Company believes that it has adequate resources to meet its current and anticipated liquidity and capital requirements.

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend paid on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The split will have the effect of increasing the issued and outstanding shares to approximately 2,835,000, increase the common stock by approximately $568, and decrease the additional paid-in capital by the same amount.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

As of June 30, 2005, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (CEO), Chief Operating Officer (COO), and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, COO, and CFO, concluded that the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

During the second quarter of 2005, The Company received $100,000 and $ 125,000 in the form of unsecured loans from Michael J. Spector and Margaret D. Spector, the Company’s major stockholders. The loans bear interests, payable monthly, at the prevailing Citibank N.A. prime rate and were payable on demand. In June 2005, the Company repaid $100,000 of these loans. Subsequently, in July 2005, the Company repaid the remaining $125,000.

On June 14, 2005 the Company entered into a long-term financing agreement with a commercial financial institution. The note evidencing the agreement provides for a maximum credit amount of $3,500,000, of which approximately $2,811,000 were used to refinance certain notes payable to another financial institution. The credit facility is a revolving line of credit with a maturity date of June 13, 2007.  The note bears interest at a rate equal to the published 90-day LIBOR rate plus 275 points basis. The note is secured with certain fixed assets and property of the Company and by the note payable to the Company’s major stockholder amounting to $3,000,000.

On July 15, 2005, the Company received a letter from Leida Rivera notifying the Company of her resignation from the position of Controller and Principal Accounting Officer, effective on August 3, 2005.

ITEM 6.	EXHIBITS

Exhibits No.	Exhibit Description

10.1	Loan Agreement, dated June 14, 2005, between Margo Caribe, Inc. and Doral Bank.

10.2	Loan Agreement, dated May 23, 2005, among Michael J. Spector, Margaret D. Spector and Margo Caribe, Inc.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGO CARIBE, INC.

Date: August 22, 2005	By: /s/ Michael J. Spector
Michael J. Spector, Chairman of the Board and Chief Executive Officer

Date: August 22, 2005	By: /s/ Luis R. Carrasquillo Ruiz, CPA
Luis R. Carrasquillo Ruiz , Senior Vice President and Chief Financial Officer