Form 10QSB
period 2005-09-30
MARGO CARIBE INC
filed 2005-11-15
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MarkOne)

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 2,785,531 shares of common stock, $.001 par value, outstanding as of October 28, 2005.

MARGO CARIBE, INC. AND SUBSIDIARIES
FORM 10-QSB
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2005

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

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Unaudited)

ASSETS

	2005	2004
Current Assets:
Cash and equivalents	$219,271	$234,872
Restricted cash	-	500,000
Accounts receivable, net	1,280,404	2,128,901
Inventories	3,801,576	2,777,044
Due from related entity	365,981	42,479
Deferred tax asset	11,400	11,400
Property held for sale, net	156,455	156,455
Prepaid expenses and other current assets	397,940	353,610
Total current assets	6,233,027	6,204,761

Property and equipment, net	3,851,074	2,143,178
Land held for future development	1,139,127	1,131,127
Investment in unconsolidated subsidiary	604,905	535,099
Notes receivable	15,994	22,164
Distribution rights	100,000	100,000
Non-competition agreement	238,095	-
Goodwill	1,189,918	-
Other assets	149,050	4,349

Total assets	$13,521,190	$10,140,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$112,229	$114,503
Notes payable to major stockholder	1,600,000	-
Notes payable	16,496	2,886,967
Accounts payable	496,480	1,129,067
Accrued expenses	250,071	213,922
Total current liabilities	2,475,276	4,344,459
Other liabilities	66,813	66,813
Long-term debt, net of current portion	3,751,359	67,492
Note payable to major stockholder	2,866,667	1,000,000
Total liabilities	9,160,115	5,478,764

Shareholders’ equity:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares
issued	-	-
Common stock, $.001 par value; 10,000,000 shares authorized,
2,825,331 and 2,263,189 shares issued, 2,785,531 and 2,223,389
shares outstanding in 2005 and 2004, respectively	2,825	2,263
Additional paid-in capital	5,724,650	5,706,907
Retained earnings (deficit)	(1,142,279)	(809,043)
Deferred stock compensation	(127,833)	(141,925)
Treasury stock, 39,800 common shares, at cost	(96,288)	(96,288)
Total shareholders’ equity	4,361,075	4,661,914
Total liabilities and shareholders’ equity	$13,521,190	$10,140,678

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended September 30, 2005 and 2004
(Unaudited)

	Three Months ended September 30,			Nine Months ended September 30,
	2005	2004		2005	2004

Net sales	$1,918,726		$1,836,334	$7,671,774		$5,972,031
Cost of sales	1,334,076		1,226,612	4,971,521		4,047,672
Gross profit	584,650		609,722	2,700,253		1,924,359
Selling, general and administrative expenses	1,038,142		878,714	2,948,689		2,489,689
Loss from operations	(453,492)		(268,992)	(248,436)		(565,330)
Other income (expenses):
Interest income	110		2,094	4,983		5,568
Interest expense	(130,730)		(29,788)	(296,567)		(77,835)
Equity in earnings of unconsolidated subsidiary	25,572		30,650	69,806		77,388
Commissions from unconsolidated subsidiary	35,577		49,940	148,734		134,808
Miscellaneous income (expenses)	3,321		(134,445)	(11,756)		(115,671)
Total other income (expenses), net	(66,150)		(81,549)	(84,800)		24,258
Net loss	$(519,642)		$(350,541)	$(333,236)		$(541,072)
Basic loss per common share	$(0.19)	$	(0.13)	$(0.12)	$	(0.20)
Diluted loss per common share	$(0.19)	$	(0.13)	$(0.12)	$	(0.20)

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(Unaudited)

	Common Stock Outstanding	Common Stock Account	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Stock Compensation	Treasury Stock	Total

Balance at December 31, 2004	2,223,389	$2,263	$5,706,907	($809,043)	($141,925)	($96,288)	$4,661,914
Issuance of common stock from exercise
of stock options	5,700	6	16,516	-	-	-	16,522
Issuance of common stock under restricted
stock plan	5,000	5	40,045	-	(40,050)	-	-
Retirement of common stock under
restricted stock plan	(7,014)	(7)	(38,260)		-	-	(38,267)
Deferred stock compensation amortized to
operations	-	-	-	-	54,142	-	54,142
Effect of stock split	558,456	558	(558)	-	-	-	-

Net loss	-	-	-	(333,236)	-	-	(333,236)

Balance at September 30, 2005	2,785,531	$2,825	$5,724,650	($1,142,279)	($127,833)	($96,288)	$4,361,075

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(333,236)	$(541,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	7,302	-
Depreciation and amortization	324,733	293,833
Non-competition agreement amortization	61,905	-
Deferred stock compensation	14,092	38,111
Loss on inventory due to Tropical Storm Jeanne	-	66,833
Equity in earnings of unconsolidated subsidiary	(69,806)	(77,388)
Changes in assets and liabilities affecting cash flows from operating activities:
Decrease (increase) in:
Accounts receivable, net	1,091,410	(442,274)
Inventories	(676,980)	295,047
Due from related entity	(323,502)	67,724
Prepaid expenses and other current assets	(44,330)	156,682
Other assets	(54,763)	-
Increase (decrease) in:
Accounts payable	(904,333)	356,060
Accrued expenses	36,149	(6,192)
Other liabilities	-	75,981
Net cash provided by (used in) operating activities	(871,359)	283,345

Cash flows from investing activities:
Cash disbursed related to business acquisition	(2,600,000)	-
Purchases of property and equipment	(741,170)	(404,715)
Investment in unconsolidated subsidiary	-	(175,000)
Collection of note receivable	6,170	-
Decrease in restricted cash	500,000	-
Net cash used in investing activities	(2,835,000)	(579,715)

Cash flows from financing activities:
Increase in notes payable	-	1,335,000
Increase in notes payable to major stockholder	3,725,000	-
Repayment of notes payable to major stockholder	(258,333)	-
Proceeds from long-term debt	3,925,725	-
Debt issuance costs	(97,189)	-
Repayment of notes payable	(2,870,471)	(456,858)
Issuance of common stock from exercise of stock options and stock grants	18,305	46,623
Repayments of long-term debt	(752,279)	(115,690)
Net cash provided by financing activities	3,690,758	809,075
Net change in cash and equivalents	(15,601)	512,705
Cash and equivalents at beginning of period	234,872	446,891
Cash and equivalents at end of period	$219,271	$995,596

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended September 30, 2005 and 2004
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

The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2005. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note 2 - Accounting for Stock-Based Compensation Plans

Effective May 2, 2003, the Company adopted the Margo Caribe, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”). Under the terms of the Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant up to 275,000 shares of common stock to officers and other key employees of the Company, subject to adjustments for stock splits, stock dividends and other similar events. The restricted stock grants may be subject to time-based or performance-based restrictions.

During the period ended September 30, 2005, the Company granted 5,000 shares of restricted common stock with a market value of $8.01 per share on the date of grant under the Restricted Stock Plan to the Chief Financial Officer of the Company. The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Under the terms of the Restricted Stock Plan, recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established based on the market price of the Company’s common stock on the date of grant. Deferred stock compensation is charged in an amount equal to the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders’ equity and is amortized over the vesting period. During the nine months ended September 30, 2005 and 2004, the Company recognized approximately $54,000 and $38,000, respectively, in selling, general and administrative expenses related to restricted stock grants. The unamortized portion remaining in shareholders’ equity at September 30, 2005 was approximately $128,000. During the nine month period ended September 30, 2005, the Company granted 26,500 shares of restricted common stock with a market value of $4.80 per share on the date of grant under the Restricted Stock Plan to members of the senior management and certain other employees.

In April 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) to replace the Company’s 1988 Stock Benefits Plan (the “1988 Plan”). Outstanding options granted under the 1988 Plan, including all related obligations and commitments, will continue to be honored by the Company.

Under the 1998 Plan, the Company’s Board of Directors, through a committee thereof may award options to purchase up to 302,500 shares of common stock, subject to adjustments for stock splits, stock dividends and other similar events, to eligible employees at 100% of the fair market value at the date of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. The 1998 Plan also provides for the automatic grant of options to purchase 3,348 shares of common stock to each non-employee director serving on the Company’s Board of Directors on the first business day following each annual meeting of shareholders. Options granted under the 1988 Plan and 1998 Plan vest ratably over a period of five years. Vested options become exercisable one year from the date of grant and expire ten years after the date of grant.

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

Stock options outstanding as of September 30, 2005 and December 31, 2004 amounted to 75,900 and 110,550, respectively, at the end of each period. During the nine months ended September 30, 2005 and 2004, no stock options were granted.

As required under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123")  and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS No. 148"), the pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Risk-free interest rate	5.26%	5.24%	5.26%	5.24%

Average life of options	10 yrs.	10 yrs.	10 yrs.	10 yrs.

Volatility	25.15%	13.52%	17.61%	27.93%

Dividend yield	0%	0%	0%	0%

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

For purposes of pro forma disclosures, the estimated fair value of a stock option is assumed to be amortized to expense over such options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(519,642)	$(350,541)	$(333,236)	$(541,072)
Total stock based compensation expense determined
under fair value based method for all awards	(5,132)	(4,729)	(9,183)	(13,424)
Pro forma net loss	$(524,774)	$(355,270)	$(342,419)	$(554,496)
Loss per share:
Basic - as reported	$(0.19)	$(0.13)	$(0.12)	$(0.20)
Basic - pro forma	$(0.19)	$(0.13)	$(0.12)	$(0.20)
Diluted - as reported	$(0.19)	$(0.13)	$(0.12)	$(0.20)
Diluted - pro forma	$(0.19)	$(0.13)	$(0.12)	$(0.20)

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and such customers’ prior credit experience. In addition, the Company evaluates the prior years’ experience of the allowance as a whole.

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

Deferred Tax Asset

The Company has a deferred tax asset of $1,144,000, which is partially offset by a valuation allowance of $1,132,600. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset that is considered by management to be realizable could change in the near term depending on future levels of taxable income.

As of September 30, 2005, the Company had net operating loss carryforwards for income tax purposes amounting to approximately $4.2 million which, if not utilized to reduce taxable income in future periods, expire at various dates through 2011. Therefore, no income tax provision is presented for the three and nine-month periods ended September 30, 2005.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2005 and December 31, 2004 are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,027,400	$980,666
Inventory valuation allowance	18,500	11,463
Allowance for doubtful accounts	96,300	103,564
Others	1,800	2,627
	1,144,000	1,098,320

Less valuation allowance	1,132,600	1,086,920

Deferred income tax asset, net	$11,400	$11,400

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

Note 5 - Inventories

At September 30, 2005 and December 31, 2004, inventories included the following:

Description	2005	2004

Plant material	$2,426,495	$2,150,787
Lawn and garden products	499,459	352,259
Raw materials and supplies	875,622	273,998

	$3,801,576	$2,777,044

Note 6 - Property and Equipment

At September 30, 2005 and December 31, 2004, property and equipment included the following:

Description	2005	2004

Land	$450,000	$-
Building	200,000	-
Leasehold improvements	2,804,860	2,748,228
Equipment and fixtures	3,214,065	1,667,108
Transportation equipment	782,317	709,855
	7,451,242	5,125,191

Less accumulated depreciation and amortization	(3,600,168)	(2,982,013)

	$3,851,074	$2,143,178

Depreciation expense for the nine month periods ended September 30, 2005 and 2004 amounted to approximately $325,000 and $294,000, respectively.

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

The investments in, and the results of operations of, Salinas are not consolidated with the financial statements of the Company, but instead the Company has accounted for its investment in Salinas using the equity method of accounting. At September 30, 2005 and December 31, 2004, and for the nine month periods ended September 30, 2005 and 2004, Salinas’ unaudited condensed statements of financial position and results of operations information were as follows:

Assets	2005	2004

Current assets	$2,062,961	$1,772,482
Property and equipment, net	637,270	748,879
	$2,700,231	$2,521,361

Liabilities and Shareholders’ Equity
Current liabilities	$883,909	$589,457
Long-term liabilities	-	325,001
Total liabilities	883,910	914,458
Shareholders’ equity	1,816,321	1,606,903

Total liabilities and shareholders’ equity	$2,700,231	$2,521,361

Company’s share of equity	$604,905	$535,099

Results of Operations	2005	2004

Sales	$847,212	$891,125
Cost of sales	371,852	365,521
Gross profit	475,360	525,604
General and administrative expenses	265,941	293,418
Net income	$209,419	$232,186
Company’s share of net income	$69,806	$77,388

For the nine months ended September 30, 2005, the change in the Company’s investment in Salinas, was as follows:

Description	Amount

Balance at December 31, 2004	$535,099
Equity in earnings of unconsolidated subsidiary for 2005	69,806
Balance at September 30, 2005	$604,905

Note 8 - Income per Common Share

The Company reports its earnings per share (EPS) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend. The stock dividend was issued on July 8, 2005 to all common shareholders of record at the close of business on September 17, 2005. The stock dividend resulted in 558,456 additional shares being issued. Accordingly, the weighted average number of shares outstanding (and stock options) for the periods ended September 30, 2004, have been retroactively adjusted to reflect the effect of the stock dividend.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic income (loss) per common share:

Net loss attributable to common shareholders	$(519,642)	$(350,541)	$(333,236)	$(541,072)

Weighted average number of common shares outstanding	2,788,531	2,755,924	2,789,828	2,743,668

Basic loss per common share	$(.19)	$(.13)	$(.12)	$(.20)

Diluted income (loss) per common share:

Net loss attributable to common shareholders	$(519,642)	$(350,541)	$(333,236)	$(541,072)

Weighted average number of common shares outstanding	2,788,531	2,755,924	2,789,828	2,743,668

Plus incremental shares from assumed exercise of stock options	-	-	-	-

Adjusted weighted average shares	2,788,531	2,755,924	2,789,828	2,743,668

Diluted loss per common share	$(.19)	$(.13)	$(.12)	$(.20)

For the three and nine month periods ended September 30, 2005 and 2004, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus, no incremental shares were added to the weighted average number of common shares outstanding for the periods.

Note 9 - Segment Information

The Company’s management monitors and manages the financial performance of five primary business segments: the production and distribution of plants, sales of lawn and garden products, production and sale of mulch and other related products, landscaping services and real estate. During 2003, the Company commenced acting as sales agent for consumer related products. These activities are included within the lawn and garden segment.

In addition, effective February 16, 2005, the Company acquired substantially all the assets and assumed certain liabilities and the operations of State Line Bark and Mulch, Inc., through its wholly-owned subsidiary, Margo State Line, Inc. (“State Line”), a Florida corporation (see Note 13). State Line is dedicated to the production and sale of mulch and other related products.

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

	Three months ended September 30, 2005
	Plants	State Line	Lawn & Garden Products	Landscaping	Real Estate	Totals
Revenue from external customers	$483,813	$384,213	$638,474	$412,226	$-	$1,918,726
Inter-segment revenues	575	-	3,251	-	-	3,826
Interest income	110	-	-	-	-	110
Interest expense	78,591	52,139	--	-	-	130,730
Depreciation and amortization	64,154	18,206	12,246	14,946	-	109,552
Segment income (loss)	(175,797)	(294,945)	(66,664)	17,764	-	(519,642)
Expenditures for segment assets	9,779	527,176	-	-	-	536,955

	Three months ended September 30, 2004
	Plants	State Line	Lawn & Garden Products	Landscaping	Real Estate	Totals
Revenue from external customers	$605,825	$-	$851,885	$378,624	$-	$1,836,334
Inter-segment revenues	44,376	-	5,664	-	-	50,040
Interest income	2,094	-	-	-	-	2,094
Interest expense	29,788	-	-	-	-	29,788
Depreciation and amortization	66,891	-	16,724	13,419	-	97,034
Segment loss	(79,608)	-	(164,871)	(106,062)	-	(350,541)
Expenditures for segment assets	-	-	-	-	-	-

	Nine months ended September 30, 2005
	Plants	State Line	Lawn &Garden Products	Landscaping	Real Estate	Totals
Revenue from external customers	$1,684,331	$2,126,746	$2,584,113	$1,276,584	-	$7,671,774
Inter-segment revenues	69,460	46,176	13,618	-	-	129,254
Interest income	4,610	373	-	-	-	4,983
Interest expense	190,203	106,364	-	-	-	296,567
Depreciation and amortization	192,515	44,237	45,448	42,533	-	324,733
Segment income (loss)	(132,450)	42,935	(173,513)	(70,208)	-	(333,236)
Segment assets	6,600,664	4,424,598	1,017,773	339,028	1,139,127	13,521,190
Expenditures for segment assets	50,979	640,137	-	42,054	8,000	741,170

	Nine months ended September 30, 2004
	Plants	State Line	Lawn &Garden Products	Landscaping	Real Estate	Totals
Revenue from external customers	$2,049,186	$-	$2,571,454	$1,351,391	$-	$5,972,031
Inter-segment revenues	176,530	-	22,764	-	-	199,294
Interest income	5,568	-	-	-	-	5,568
Interest expense	77,835	-	-	-	-	77,835
Depreciation and amortization	199,053	-	54,037	40,743	-	293,833
Segment income (loss)	(468,082)	-	(79,508)	6,518	-	(541,072)
Segment assets	6,928,629	-	1,379,971	451,218	1,131,127	9,890,945
Expenditures for segment assets	348,739	-	30,476	-	25,500	404,715

Note 10 - Supplemental Disclosures for the Condensed Consolidated Statements of Cash Flows

a)	Non-Cash Investing Activities

Other than the assets acquired and assumed liabilities described in Note 13, there were no non-cash investment activities during the nine months ended September 30, 2005 and 2004.

b)	Non-Cash Financing Activities

Other than the assets acquired and assumed liabilities described in Note 13, there were no non-cash financing activities during the nine months ended September 30, 2005 and 2004.

c)	Other Cash Flow Transactions

Other cash flow transactions for the nine months ended September 30, 2005 and 2004, include interest payments amounting to approximately $297,000 and $78,000, respectively. There were no income tax payments for the nine months ended September 30, 2005 and 2004.

During the nine month period ended September 30, 2005 and 2004, the Company received $225,000 and $500,000, respectively, in the form unsecured loans from its major stockholder. These loans bear interest, payable monthly, at the prevailing Citibank N.A. prime rate. From the $225,000 loan, the Company repaid $100,000 during the second quarter ended June 30, 2005 and the remaining $125,000 was paid off during the third quarter ended September 30, 2005.

During the second quarter ended June 30, 2004, the Company collected $75,000 from an account receivable that had been previously written off.

Note 11 - Major Customers

During the nine months ended September 30, 2005 and 2004, the Company’s single largest customer accounted for approximately 32% ($2,483,000) and 38% ($2,245,000), respectively, of the Company’s net sales. There were no other customers accounting for 10% or more of the Company’s net sales. The accounts receivable balance due from the Company’s single largest customer as of September 30, 2005 and December 31, 2004 amounted to approximately $504,000 and $1,282,000, respectively.

Note 12 - Contingencies

In 2003, a former officer of the Company brought a civil action in the U.S. District Court of Puerto Rico against the Company. The complaint alleges, among others, a federal securities law violation in connection with the exercise of employee stock options by the plaintiff. On August 29, 2005, the federal securities law claims were dismissed. The Company believes that the remaining claims are not material.

The Company is also a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 13 - Acquisitions

On February 16, 2005, the Company, through its wholly-owned subsidiary, Margo State Line, Inc., acquired substantially all the assets (except for real estate) and assumed certain liabilities and the operations of State-Line Bark & Mulch, Inc. (SLBM), a Georgia corporation, pursuant to an asset purchase agreement. Real estate consisting of a building and a parcel of land of approximately 100 acres was acquired from SLBM related parties in connection with the transaction. The results of operations of SLBM have been included in the Company’s consolidated results of operations beginning February 17, 2005. SLMB was engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. SLMB products were primarily marketed within the United States.

The net purchase price was $2,600,000, including the liabilities assumed of $779,893. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain assets. Accordingly, the allocation of the purchase price is subject to change.

Accounts receivable	$242,913
Inventories	347,552
Land	450,000
Property and equipment	849,459
Other assets	51
Non-competition agreement	300,000
Goodwill	1,189,918
Total assets acquired	3,379,893

Accounts payable	271,746
Long-term notes payable	508,147
Total liabilities assumed	779,893
Net assets acquired	$2,600,000

Out of the total purchase price, $300,000 was assigned to a non-competition agreement with the stockholders of SLBM (“the Sellers”). This intangible asset is being amortized over a three-year period based on the duration of the non-competition agreement. The goodwill of $1,190,000 will be deductible for tax purposes.

At the date of the purchase, out of the total purchase price due to the Sellers, the Company deposited $740,000 in two escrow accounts to cover any contingencies and expenses related to potential environmental issues affecting a portion of the acquired land (less than 10%) is subject to and to cover the final purchase price of the Sellers’ real property. On September 3, 2005, the Company completed the acquisition of the Sellers’ real property used in SLBM’s business, consisting of approximately 100 acres. Therefore, $640,000 held in the escrow accounts was released to the Sellers as the purchase price of the real property.

The following table provides the combined pro forma unaudited financial information as if the assets of SLBM were acquired at the beginning of each of the periods presented:

	Nine Months Ended
	September 30, 2005	September 30, 2004

Net sales	$7,999,389	$8,589,202
Operating loss	$(324,652)	$(226,290)
Net loss	$(430,348)	$(295,756)
Loss per share - Basic	$(0.15)	$(0.11)
Loss per share - Diluted	$(0.15)	$(0.11)

Included in the pro forma unaudited operating income for each period presented is additional amortization related to the non-competition agreement, pro forma interest expense for each corresponding period at prime rate, and the elimination of revenues and costs of sales related to intercompany transactions.

Note 14 - Notes payable to major stockholder

At September 30, 2005, notes payable to the Company’s major stockholder include two notes amounting to $1,000,000 and $500,000, respectively, due on January 31, 2006.

On May 23, 2005, the Company entered into a long-term financing agreement with its major stockholder to refinance an outstanding note payable amounting to $3,000,000, originally due in February 16, 2006.  The new note has a maturity of May 1, 2010 and is subordinated to a long-term financing agreement dated June 14, 2005 with a commercial institution as stated in Note 15.  The aggregate principal amount of the note will be payable in sixty (60) consecutive monthly installments on the first day of each month, with fifty-nine (59) equal monthly installments of $8,333 and a balloon payment on the sixtieth (60th) and final installment of $2,500,000.  The note bears interest at an annual rate equal to the rate of interest announced publicly by Citibank, N.A. in New York, NY, from time to time as the Citibank base or prime rate. From this amount, $100,000 has been presented as current and $2,866,667 as non-current.

Note 15 - Notes payable to financial institution

On June 14, 2005, the Company entered into a long-term financing agreement with a commercial financial institution. The note evidencing the agreement provides for a maximum credit amount of $3,500,000, of which approximately $2,811,000 was used to refinance certain notes payable to another financial institution and has $689,000 available as of September 30, 2005. The credit facility is a revolving line of credit with a maturity date of September 13, 2007.  The note bears interest at a rate equal to the published 90-day LIBOR rate plus 275 basis points. The note is secured with certain fixed assets and property of the Company.

On August 31, 2005, the Company entered into a long-term financing agreement with a commercial financial institution for $486,000. The proceeds from the financing were used for the acquisition of grinding equipment. The note has a maturity date of September 30, 2012. The note bears interest at a rate equal to 6.50% and is secured with the grinding equipment acquired by the Company.

Note 16 - Subsequent events

On October 17, 2005, the Company entered into a long-term financing agreement with a commercial financial institution for $279,000. The proceeds from the financing were used for the acquisition of distribution and bagging equipment and to re-finance certain machinery acquired upon the acquisition of State Line. The note has a maturity date of September 17, 2010. The note bears interest at an annual rate equal to 6.95% and is secured with the acquired equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

Margo Caribe, Inc. and its subsidiaries (collectively, the “Company”) are in the business of growing, distributing, and installing tropical plants and trees. The Company is also engaged in the manufacturing and distribution of its own line of planting media and aggregates (including bark and premium mulch manufacturing and sale), the distribution of lawn and garden products, and also provides landscaping design and installation services. In addition, since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico. The Company’s real estate development subsidiary is in the process of obtaining the required permits for an affordable housing project in the Municipality of Arecibo, Puerto Rico.

The Company’s operations include Margo Caribe, Inc., Margo Nursery Farms, Inc. (“Nursery Farms”), Margo Landscaping & Design, Inc. (“Landscaping”), Margo Garden Products, Inc. (“Garden Products”), Rain Forest Products Group, Inc. (“Rain Forest”), Margo State Line, Inc.(“State Line”), Garrochales Construction and Development Corporation (“Garrochales Construction”), Margo Development Corporation (“Margo Development”), and a one-third equity interest in Salinas Holdings, Inc. (“Salinas”), all Puerto Rico corporations, except State Line which is a Florida corporation.

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily utilized for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its nursery facility located in Vega Alta, Puerto Rico, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, big box retailers, garden stores, chain stores, municipalities, and landscapers primarily located in Puerto Rico and the Northeast Caribbean. As a bona fide agricultural enterprise, Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Landscaping provides landscaping, maintenance and design services to customers in Puerto Rico.

Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Greenes Fence Company, Old Castle - Greenleaf Products, Inc., Fiskars Consumer Product Division, L.R. Nelson Consumer Products, Telcom decorative pottery, Terro Products, Crysalia plastic pottery, Lambert Peat Moss Products, North American Outdoor Products, Term-A-Rid Mulch and DEROMA Italian terracotta pottery.

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest’s products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

State Line is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. State Line operates out of a facility in Folkston, Georgia and its products are primarily marketed in the United States, Puerto Rico and the Caribbean, through Garden Products. The results of operations of State Line, which was acquired in February 2005, are consolidated within the “lawn and garden” products segment.

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

PRINCIPAL OPERATIONS

The Company’s operations, except for State Line’s operations, are focused in the Commonwealth of Puerto Rico (“Puerto Rico”) and the Caribbean. These operations are conducted at a 92-“cuerdas” (a “cuerda” equals approximately 0.97 of an acre) nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

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

The operations of the Company and its subsidiaries include but are not limited to the production of high quality plants, sod, trees, palms and topsoil, distribution of high quality mulch, bark, peat moss, rocks and pots, and, garden installation and maintenance. Management is always looking for new products to introduce in the Puerto Rico market, primarily through major chain stores.

The Company continues to expand State Line’s operations and is striving to become one of the leaders in the lawn and garden (mainly premium mulch, soil, and compost) industry in Puerto Rico and the Midwest, Northeast and Southeast U.S.

In December 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000, including incidental expenses for this land. The carrying value as of September 30, 2005 of approximately $1,139,000 includes approximately $151,000 of capitalized interest, design and other pre-development costs. The Company is currently in the process of designing a master development plan, as well as in the process of obtaining required permits for the development of this site; however, the Company cannot give any assurance as to how long it will take to finalize the process of obtaining the necessary permits to develop the project or whether such permits will in fact be obtained. On October 28, 2005 the Company received an endorsement from the Municipality of Arecibo favorably endorsing the project. The fair value of this parcel of land was appraised by an independent appraisal as of February 10, 2005 with a fair value of approximately $3,010,000.

CRITICAL ACCOUNTING POLICIES

For a discussion regarding Margo Caribe Inc.’s critical accounting policies, please refer to “Management’s Discussion and Analysis or Plan of Operation,” under Item 6 of Margo Caribe, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THIRD QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

SUMMARY

For the nine month periods ended September 30, 2005 and 2004, the Company had a net loss of approximately $333,000 and of $541,000, respectively, an improvement of $208,000 or 38.4%. These amounts represent a diluted loss per common share of $0.12 in 2005 and of $0.20 in 2004.

For the third quarters ended September 30, 2005 and 2004, the Company had a net loss of approximately $520,000 and of $351,000, respectively. These amounts represent a diluted loss per common share of $0.19 in 2005 and of $0.13 in 2004. The net loss for the third quarter of 2005 includes a net loss in State Line for the quarter of $295,000. State Line’s business is more seasonal and the third quarter generally reflects the lowest levels of sales, low profit margins, and net losses. The peak season for this segment begins late in November and lasts until May. The net loss for Puerto Rico operations for the quarter was $225,000, an improvement of $126,000 (or 36%), as compared to the same period in 2004.

Plants Segment

The plants segment’s net loss was approximately $132,000 and $468,000, for the nine month periods ended September 30, 2005 and 2004, respectively, an improvement of $336,000 or 71%. The significant improvement in this segment’s results was mainly attributable to an increase in the gross profit margin, which increased from 13% during the first nine months of 2004 to 26% for the same period in 2005. During the last quarter of 2004 and first two quarters of 2005, management focused on selling items with higher gross profits which resulted in lower sales volume, but higher gross profit margins. In addition, in February 2005, selling prices to major customers were increased to reflect the increase in costs experienced in 2004. Therefore, the improvement in this segment’s results responds to a combination of a shift in product mix to higher margin products and increased average selling prices.

The plants segment’s net loss for the third quarters ended September 30, 2005 and 2004 was $176,000 and $80,000, respectively. Third quarter results were affected by the increase in costs such as fuel, electric power, and others, which affected the cost of items produced as well as shipping costs. Additionally, sales to large retailers were affected by the adverse economic situation of the Island.

In response to these developments, during the last week of October 2005, the Company increased its selling prices to reflect the increased costs of producing and delivering its products. The impact of this price increase will be reflected during the last two months of the year.

Total net sales from the plants segment were approximately $1,684,000 for the nine months ended September 30, 2005 compared to approximately $2,049,000 in net sales for the nine months ended September 30, 2004.

Total net sales from the plants segment was approximately $484,000 for the third quarter ended September 30, 2005 compared to approximately $606,000 in net sales for the same period in 2004. The overall decrease in sales from this segment during the third quarter was principally due to adverse weather conditions on the Island during the quarter, in which a record in rain fall was registered, and the adverse economic situation on the Island as a result of increases in fuel costs and basic services to consumers.

The gross margin from the plants segment for the nine month period ended September 30, 2005 increased by approximately 50% when compared to the same period in 2004. The gross margin from the plants segment for the third quarter ended September 30, 2005 decreased by approximately 39% when compared to the same period in 2004. The decrease in gross margin noted in the third quarter of 2005 is related to the increase in costs mentioned above and the decreased level of sales during the quarter. Also, the product mix for the third quarter ended September 30, 2005 was concentrated in very low margin products, related to an apparent attempt by major chains to increase their sales by offering lower priced products. Most of the Company’s prices were increased by at least 5% during the third quarter of 2005 due to higher operating and freight cost. All other prices will be revised during the last quarter of 2005 which is expected to have a positive impact in both, sales and gross margins.

Landscaping Segment

The landscaping segment’s net loss was approximately $70,000 for the nine months ended September 30, 2005, compared to a net income of approximately $7,000 for the comparable period in 2004. The net loss of the landscaping segment for the nine month period ended September 30, 2005 was primarily related to a reduction in revenues of approximately $74,000 when compared to the same period in the prior year, an increase in operational expenses of approximately $58,000 and, a slight decrease in gross profit margin of 3%. The decrease in revenues was attributable to a reduction in new construction developments in Puerto Rico. The increase in operating costs is related to a credit recorded in 2004 for the collection of a note receivable previously written off and collected in such year ($66,000). Also, an increase in expenses allocated to the segment was recorded due to the reduction in sales in the plants segment.

The landscaping segment’s net income was approximately $17,000 for the third quarter ended September 30, 2005, compared to a net loss of approximately $106,000 for the quarter ended September 30, 2004. Improvement in third quarter results is directly related to a reduction in personnel and other cost containment programs implemented in this division in order to improve this division’s results. Additionally an evaluation of all maintenance projects was made. As a result, various contracts not deemed profitable were cancelled as a result of this evaluation.

Revenues for the landscaping segment were approximately $1,277,000 for the nine months ended September 30, 2005, compared to approximately $1,351,000 for the comparable period in 2004. Revenues for the landscaping segment were approximately $412,000 for the third quarter ended September 30, 2005, compared to approximately $379,000 for the quarter ended September 30, 2004. The gross margin for the landscaping segment was approximately 30% for the nine months ended September 30, 2005, compared to approximately 31% for the same period in 2004. The gross margin for the landscaping segment was approximately 46% for the third quarter ended September 30, 2005, compared to approximately 24% for the same period in 2004. The improvement in gross margin was mainly due to the cancellation of various maintenance contracts which were not deemed profitable and the increase in fees to other contracts. The improvements noted during the third quarter partially offset the net loss recorded during the first six months of the year.

Lawn & Garden Segment

The lawn & garden segment’s net loss was approximately $174,000 and $80,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The lawn & garden segment’s net loss was approximately $67,000 and $165,000 for the third quarters ended September 30, 2005 and 2004, respectively, an improvement of $98,000 or 59%. The increase in net loss for the nine month period ended September 30, 2005, as compared to the same period in the prior year, resulted from an increase in expenses allocated to this segment during 2005 related to the decrease in sales of both the plants and landscaping segments and a decrease in gross profit margin during the period. Gross profit decrease is related to promotional campaigns with major chain stores in Puerto Rico and the USVI during the month of May, 2005. The improvement in the third quarter results is related to an increase in the gross profit margin as a result of reduced promotional sales during the third quarter of 2005, compared with the same period in 2004.

Total net sales from the lawn & garden segment were approximately $2,584,000 for the nine months ended September 30, 2005, compared to approximately $2,571,000 for the same period in 2004. Total net sales from the lawn & garden segment were approximately $639,000 for the quarter ended September 30, 2005, compared to approximately $852,000 for the same period in 2004. The decrease reflects the effects of the adverse economic situation of Puerto Rico, which resulted in a decrease in discretionary spending by consumers.

The gross profit for this segment for the nine month periods ended September 30, 2005 decreased by 14% when compared to the same period in 2004. The gross profit for this segment for the third quarter ended September 30, 2005 increased by 25% when compared with the same period in 2004. The decrease in this segment’s overall gross profit, responded to promotional campaigns with major chain stores in Puerto Rico and the USVI during the month of May, 2005.

State Line

State Line’s net income was approximately $43,000 for the nine month period ended September 30, 2005. State Line’s net loss was approximately $295,000 for the quarter ended September 30, 2005. State Line sales are more seasonal, with the peak selling season concentrated between the months of November and May. Third quarter results for State Line, historically, reflect lower levels of sales. The lower level of sales during the third quarter is related primarily to weather conditions in the markets serviced.

Notwithstanding the reduced levels of sales during the third quarter, fixed costs remain at the same level since the personnel used for the preparation of the plant for the pick season and to start building inventory for the high sales period. Losses for the third quarter are generally offset by gains reported during the other three quarters of the year.

Total net sales from State Line were approximately $2,127,000 and $384,000 for the nine months and third quarter ended September 30, 2005, respectively.

Gross profit for this segment during the nine month and three month periods ended September 30, 2005 was approximately 38% and -1%, respectively. Gross profit for the third quarter was also adversely impacted by the factors explained above.

Sales

The Company’s consolidated net sales for the nine months ended September 30, 2005 were approximately $7,672,000, compared to approximately $5,972,000 for the same period in 2004, representing an overall increase of approximately $1,700,000 or 28%. The Company's consolidated net sales for the quarter ended September 30, 2005 were approximately $1,919,000, compared to approximately $1,836,000 for the same period in 2004, representing an overall increase of approximately $83,000 or 5%.

The increase in net sales is principally attributable to the sales of State Line which began in February 2005. Net sales by segment for the nine month periods and the quarters ended September 30, 2005 and 2004, excluding inter-segment sales, are shown below:

Segment	Quarter ended September 30, 2005	Quarter ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Plants	$484,000	$606,000	$1,684,000	$2,049,000
Landscaping	412,000	378,000	1,277,000	1,351,000
Lawn & Garden	639,000	852,000	2,584,000	2,572,000
State Line	384,000	-	2,127,000	-
Total	$1,919,000	$1,836,000	$7,672,000	$5,971,000

The plants segment reflected a decrease in net sales for the nine month period ended September 30, 2005, of approximately $365,000 or 18%, when compared to the same period in the prior year and of $122,000 or 20% for the third quarter of 2005, when compared to the same period in the prior year. The plants segment’s decrease in sales during the first two quarters was mainly due to the lack of availability of certain plants including, anthurium, spathiphyllum, and areca palms, which recorded higher sales during the first quarter of the year 2004. Most of these plants are currently being grown and will become available during the last quarter of 2005. The decrease in sales for the third quarter ended September 30, 2005, as compared to the third quarter in 2004, was also driven by the adverse economic conditions in Puerto Rico. Consumers in Puerto Rico experienced an increase the cost of basic services and appeared more restrained in their discretionary expenditures.

At the same time, the Company is placing greater emphasis on the marketing of plants which mature more rapidly and become available for sale in a shorter period, and on certain plants with higher gross profit margins. This strategy resulted in a decrease in sales, but impacted positively the overall gross profit margin for this segment. A price increase to the company’s major customer was implemented during the last week of October 2005, which will result in higher sales volume and improved margins during the last two months of 2005.

The lawn and garden segment reflected an increase in net sales for the nine month period ended September 30, 2005 of $13,000 or 1%, when compared to the same period in 2004. The lawn and garden segment reflected a decrease in net sales for the third quarter ended September 30, 2005 of $213,000, when compared to the same period in 2004. This decrease is primarily attributable to certain promotional campaigns during the month of May in 2005, which occurred during the third quarter in 2004. As a result, total sales for the nine month period ended September 30, 2005 reflected a slight improvement when compared to total sales for the same period in 2004.

The landscaping segment reflected a decrease in net sales for the nine month period ended September 30, 2005 of $74,000 or 5%, when compared to the same period in 2004. However, this segment reflected an increase in net sales for the third quarter ended September 30, 2005 of $33,000 or 9%, when compared to the same period in 2004. The improvement is the result of a large project completed during the month of August 2005, which partially offset the lost revenues during the first two quarters of 2005.

Gross Profit

The combined gross profit for the nine months ended September 30, 2005, was approximately 35% of net sales compared to approximately 32% for the same period in the year 2004. The overall improvement in the combined gross profit was positively impacted by the sales of State Line, which had an average gross profit of 38% during the nine month period ended September 30, 2005 and the improvement in the plants segment gross profit margin explained above. The plants segment improved its gross profit mainly due to management’s strategy to focus on the sale of items with higher gross profit margins and the impact of the increase in average selling prices.

Adversely impacting the overall gross profit for the nine months ended September 30, 2005 and offsetting the positive impacts of the aforementioned segments, was the decline in gross profit for the lawn and garden segments, which, excluding State Line, reflected a decrease of 17% during the nine month period ended September 30, 2004, compared to the same period in 2005, and a slight decrease in the gross profit margin of the landscaping segment. Gross profits by segment for the nine months and the quarters ended September 30, 2005 and 2004 are shown below:

Segment	Quarter ended September 30, 2005	Quarter ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Plants	17%	28%	26%	13%
Landscaping	46%	24%	30%	31%
Lawn & Garden	49%	39%	40%	47%
State Line	-1%	-	38%	-

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were approximately $2,949,000 and $2,490,000 for the nine months ended September 30, 2005 and 2004, respectively. This represents an increase of approximately 18% or $459,000 when compared to the same period in 2004. However, included within the total SG&A expenses are State Line’s SG&A expenses which amounted to approximately $650,000. Excluding State Line expenses, total SG&A expenses actually decreased by $191,000 or 8% as compared to prior year, which reflects the continuous effects of the cost containment programs established during the last three years. This cost containment program includes, among other things, the reduction of payroll expenses and better utilization of existing resources, and centralization of duties, which resulted in payroll in salaries and related expenses.

Other Income and Expenses

Interest income for the nine month periods ended September 30, 2005 and 2004, was approximately $5,000 and $6,000, respectively. Interest income for the third quarter ended 2004 was approximately $2,000 and none for the third quarter ended September 30, 2005. Interest income was mainly derived from a $500,000 certificate of deposit and cash balances of State Line.

Interest expense for the nine month periods ended September 30, 2005 and 2004, was approximately $297,000 and $78,000, respectively. Interest expense for the third quarters ended September 30, 2005 and 2004, was approximately $131,000 and $30,000, respectively. The increase in interest expense is related to the increase in borrowings used to fund the Company’s operations and the acquisition of SLBM.

Participation in income of unconsolidated subsidiary and commissions’ income from unconsolidated subsidiary for the nine month periods ended September 30, 2005 and 2004 was approximately $70,000 and $77,000, respectively. This slight decrease is due to a reduction in sales of the unconsolidated subsidiary (Salinas Holdings, Inc.) due to a reduced level of production of sod during 2005 related to the heavy rains experienced during the second quarter of 2005.

FINANCIAL CONDITION

The Company's current ratio was 2.52 to 1 on September 30, 2005, compared to 1.43 to 1 on December 31, 2004. The improvement in the current ratio is principally due to the funds received from a new financing agreement, which were used to repay the previous bank credit facilities that were classified as current liabilities as of December 31, 2004. The improvement is also due to the increase of certain current assets such as inventories, due to the acquisition of SLBM. (Refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES and FUTURE OPERATIONS).

On September 30, 2005, total assets were approximately $13,521,000, compared to approximately $10,141,000 in total assets on December 31, 2004. The increase in assets is primarily related to the acquisition of SLBM’s assets. As of September 30, 2005, the Company had approximately $219,000 in cash and equivalents, compared to approximately $235,000 as of December 31, 2004.

Accounts receivable decreased by approximately $849,000 as a result of better collection efforts and lower sales volume in the plants, landscaping, and in lawn & garden products in Puerto Rico. Also the overall accounts receivable turnover ratio improved as a result of reduction in days in receivable from the Company’s major customer during the quarter due to the implementation of electronic data systems for billing and collections.

Inventories increased by approximately $1,025,000. The increase is related to inventories of Margo State Line amounting to approximately $736,000 and increase in plants inventory of approximately $289,000. Increase in plants segment inventories is related to a decrease in inventories turn over ratio due to the reduction of sales.

Net increase in property and equipment of approximately $1,708,000 is related to the assets acquired from State Line amounting to $1,299,000, investment in new assets during the year of approximately $741,000, net of the depreciation recorded of approximately $325,000.

Investment in unconsolidated subsidiary increased by approximately $70,000, compared to December 31, 2004, as a result of the equity on earnings for the period.

Shareholders’ equity as of September 30, 2005, decreased by $301,000, as a result of the net loss for the nine month period then ended of approximately $333,000, the amortization and adjustment of deferred stock compensation of approximately $54,000, the issuance of common stock from the exercise of stock options of approximately $17,000, and the retirement of restricted common stock issued under the deferred stock compensation plan of approximately $38,000.

During the nine month period ended September 30, 2005, the Company issued 5,700 shares of common stock in connection with the exercise of stock options. During the nine month period ended September 30, 2005, the Company also issued 5,000 shares of common stock in connection with awards of restricted stock. The awards did not result in net proceeds to the Company because the increase in stockholders equity was offset by deferred stock compensation expenses.

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend paid on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The split had the effect of increasing the issued and outstanding shares to approximately 2,786,000, increase the common stock by approximately $558, and decrease the additional paid-in capital by the same amount.

Current Liquidity and Capital Resources

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to ensure a new source of products for the future.

The Company finances its working capital needs from cash flow of operations as well as borrowings under short-term and long-term credit facilities with a local commercial bank and from its major stockholder. During the quarter ended September 30, 2005, the Company entered into a $3,500,000 new long-term credit facility. The new credit facility is a revolving credit line with a maturity date of June 13, 2007. The Company drew $2.8 million under this facility to repay existing short-term notes payable under its prior bank credit facility and has $689,000 available as of September 30, 2005.  This credit facility is secured by real estate (parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia), certain equipment. The note payable to major stockholder amounting to $3 million is subordinated to this credit facility.

Additionally, during the third quarter ended September 30, 2005 and on October 17, 2005, the Company obtained certain long term loans to finance the acquisition of machinery and equipment of State Line in the aggregate amount of approximately $765,000. These loans are secured by the assets acquired or re-financed.

The Company is also exploring other alternatives to increase its liquidity, including but not limited to, (1) increases in its short-term credit facilities with other commercial banks and (2) sales of preferred stock to a limited number of investors in a private placement transaction. Meanwhile, the Company borrowed an additional $725,000 from its principal stockholder during the nine month period ended September 30, 2005 ($225,000 during the second quarter ended June 30, 2005) to finance its operations and $3,000,000 for the acquisition of SLBM. The note evidencing the $3,000,000 loan is secured by a pledge of all the outstanding stock of SLBM. Out of the $725,000, $500,000 is due on January 31, 2006 and $225,000 was due on demand. On May 23, the Company entered into a long-term financing agreement whereby the $3,000,000 note payable was refinanced.

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

Disclosure Control and Procedures

As of September 30, 2005, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, and CFO, concluded that the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

The amended complaint states two basic causes of action: (1) an alleged federal securities law violation in connection with the exercise of employee stock options by Mr. Rodríguez, and; (2) an alleged COBRA violation in connection with the dismissal of Mr. Rodríguez from the Company. The complaint also includes various related state law claims.

On August 29, 2005, the U.S. District Court for the District of Puerto Rico granted the Company’s motion to dismiss the federal securities law claim. In addition, the U.S. District Court for the District of Puerto Rico declined to exercise supplemental jurisdiction over Mr. Rodríguez’ state law claims. The Company believes that the remaining COBRA claim will not have a material adverse effect on the Company’s financial statements or results of operations.

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

ITEM 6.	EXHIBITS

Exhibits No.	Exhibit Description

10.1	Loan Agreement, dated August 18, 2005, between Margo State Line, Inc. and Doral Bank.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARGO CARIBE, INC.

Date: November 14, 2005	By:	/s/ Michael J. Spector
Michael J. Spector, Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Luis R. Carrasquillo Ruiz
Luis R. Carrasquillo Ruiz, Senior Vice President and Chief Financial Officer