Form 10KSB
period 2005-12-31
MARGO CARIBE INC
filed 2006-09-11
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-15336

MARGO CARIBE, INC.
(Name of small business issuer in its charter)

Puerto Rico (State of other jurisdiction of incorporation or organization)	66-0550881 (I.R.S. Employer Identification No.)

Road 690, Kilometer 5.8 Vega Alta, Puerto Rico (Address of principal executive offices)	00692 (Zip Code)

Issuer’s telephone number, including area code: (787) 883-2570.

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
(Title of Class)
Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ☐   No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

State issuer’s revenues for its most recent fiscal year: $9,669,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of August 31, 2006, the aggregate market value of the registrant’s common stock, $.001 par value, held by non-affiliates of the registrant was $3,921,138 based on the last sales price of $6.05 per share on the NASDAQ Stock Market on this same date.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 2,862,481 as of August 31, 2006.

MARGO CARIBE, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

i

EXPLANATORY NOTE

Margo Caribe, Inc. (the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “2005 Form 10-K”) and its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 as a result of the work performed in connection with an independent investigation conducted on behalf of the Audit Committee and the independent directors. As previously announced, the Audit Committee of the Board of Directors of the Company had determined that the Company should not file its 2005 Form 10-KSB until the independent investigation conducted by Adsuar, Muñiz, Goyco & Besosa, P.S.C. (“AMGB”) at the direction of the Company’s Audit Committee and the independent directors had been completed. As part of this investigation, AMGB examined certain revenue recognition practices related to sales made by the Company’s landscaping division to entities controlled by Michael J. Spector, the Company’s Chief Executive Officer and principal shareholder, and certain of the Company’s payment of payroll expenses practices. The independent investigation also examined whether the Company had effected any other transactions with Mr. Spector or any entity controlled by Mr. Spector that had not been previously disclosed in the Company’s filing with the Securities and Exchange Commission (the “Commission”). For additional information regarding the independent investigation and the remedial efforts undertaken by the Company to address the issues raised by the independent investigation, please refer to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

As soon as practicable following the filing of this 2005 Form 10-KSB, the Company will file its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-KSB or future filings by Margo Caribe, Inc. with the Securities and Exchange Commission, in its press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, all statements that are not clearly historical in nature are forward-looking, and the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimate,” “project” and future conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Margo Caribe, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, natural disasters, competitive and regulatory factors, legislative changes and regulatory or judicial proceedings, could affect its financial performance and could cause its actual results for future periods to differ materially from those contemplated by such forward-looking statements.

Margo Caribe, Inc. does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstance after the date of such statements.

PART I

Item 1.	Description of Business

GENERAL

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

The Company’s operations include Margo Caribe, Inc., Margo Nursery Farms, Inc. (“Nursery Farms”), Margo Landscaping & Design, Inc. (“Landscaping”), Margo Garden Products, Inc. (“Garden Products”), Rain Forest Products Group, Inc. (“Rain Forest”), Margo State Line, Inc. (“State Line”), Garrochales Construction and Development Corporation (“Garrochales Construction”), Margo Development Corporation (“Margo Development”), and a one-third equity interest in Salinas Holdings, Inc. (“Salinas”), all Puerto Rico corporations, except State Line, which is a Florida corporation.

Nursery Farms, which operates under the trade name of Margo Farms del Caribe, is engaged in the production and distribution of tropical and flowering plants. Its products are primarily used for the interior and exterior landscaping of office buildings, shopping malls, hotels and other commercial sites, as well as private residences. In its nursery facility located in Vega Alta, Puerto Rico, Nursery Farms produces various types of palms, flowering and ornamental plants, trees, shrubs, bedding plants and ground covers. Its customers include wholesalers, big box retailers, garden stores, chain stores, municipalities, and landscapers primarily located in Puerto Rico and the Northeast Caribbean. Prior to July 1, 2003, the Company operated an additional nursery farm in Barranquitas, Puerto Rico that produced orchids, bromeliads, anthuriums, spathiphylum and pointsethias. This operation was consolidated into the Vega Alta nursery operation effective June 30, 2003 (refer to Item 2. Properties).

As a bona fide agricultural enterprise, Nursery Farms enjoys a 90% tax exemption under Puerto Rico law from income derived from its nursery business in Puerto Rico.

Landscaping provides landscaping, maintenance and design services to customers in Puerto Rico. During February 2006, the Company made a strategic decision to discontinue its landscaping operations. See “FUTURE OPERATIONS.”

Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Greenes Fence Company, Oldcastle-Greenleaf Products, Inc., Fiskars Consumer Product Division, L.R. Nelson Consumer Products, Telcom decorative pottery, Terro Products, Crysalia plastic pottery, Lambert Peat Moss Products, North American Outdoor Products, Term-A-Rid and DEROMA Italian terracotta pottery.

Rain Forest is engaged in the manufacturing of potting soils, professional growing mixes, river rock, gravel and related aggregates. Rain Forest’s products are marketed by Garden Products. The Company enjoys a tax exemption grant from the Government of Puerto Rico for the manufacturing operations of Rain Forest.

On February 16, 2005, the Company through its wholly-owned subsidiary State Line, acquired substantially all the assets (other than real estate) of State-Line Bark & Mulch, a Georgia corporation. State Line is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. State Line operates out of a facility in Folkston, Georgia and its products are primarily marketed in the United States, Puerto Rico and the Caribbean, through Garden Products. The results of operations of State Line, which was acquired in February 2005, are presented as a separate segment within the enclosed audited consolidated financial statements.

Margo Development and Garrochales Construction were created for the development of residential projects in Puerto Rico. Currently, Garrochales Construction is in the process of obtaining all the required permits for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

Salinas, of which the Company owns a one third equity interest, is a joint venture to grow sod, palms and trees on a farm of approximately 262 “cuerdas” (a “cuerda” equals approximately 0.97 of an acre) located in the Municipality of Salinas, Puerto Rico. The farm is leased by Salinas from Criadores de Salinas, S.E., an entity controlled by Mr. Luis A. Rubí, for an initial 10-year term with renewal options for an additional 20-year period.

PRINCIPAL OPERATIONS

The Company’s operations, except for State Line’s operations, are focused in the Commonwealth of Puerto Rico (“Puerto Rico”) and the Caribbean. These operations are conducted at a 92-“cuerdas” nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal shareholders of the Company.

The operations of State Line are located on a 100-acre parcel of land located in Folkston, Georgia, owned by the company.

Production

The Company grows its plants using cuttings, plugs, liners, seedlings, air layers, seeds and tissue cultures. Cuttings are obtained from the Company’s own stock plants and from other nurseries for grow-out at the Company’s facilities. The newly planted cuttings take from two months to five years to mature into finished products, depending on the variety of plants. Bedding plants and annuals take from six to ten weeks to mature.

The Company’s products are either field grown or container grown, depending on the variety of plants. Most of these products start out in small pots and are “stepped up” to larger pot sizes over time. The Company produces field and container-grown material, as well as flowering, bedding plants and hanging baskets.

The Company is a supplier of plants, and lawn and garden products to several of the largest mainland retailers of lawn and garden products operating in Puerto Rico.

Premium mulch and bark (State Line operations) are produced using raw pine bark, pine logs, raw bark, and other wood products. Raw material is obtained from timber companies located near the manufacturing facilities. The products are sold in bulk or bagged. Two bagging lines are used for the bagged products, and a new robotics line has been ordered.

Marketing

The Company’s marketing efforts are primarily directed at customers throughout Puerto Rico, the Caribbean, as well as the Midwest, Northeast and Southeast U.S, in the case of State Line.

The principal customers of the Company are wholesalers, mass merchandisers, chain stores, retailers, garden centers, hotels, landscapers, mulch brokers, government projects and commercial businesses located in Puerto Rico and the Caribbean. The Company’s landscaping division targets construction and government projects that require extensive landscaping. In addition, Landscaping provides landscaping design, installation and maintenance services, which complement the sales function. For large retailers in Puerto Rico the Company develops promotional programs that include deliveries to customer outlets and special pricing based on volume.

During 2005, the Company’s single largest customer accounted for approximately 33% of the Company’s net sales. During 2004 and 2003, the Company’s largest customer accounted for approximately 45% and 41%, of the Company’s net sales, respectively.

The Company does not have any significant long-term (over one year) delivery contracts with customers.

Financial Information Relating to Industry Segments

The Company has five reportable segments identified by line of business: the production and marketing of tropical and flowering plants (plants), the sale of related lawn and garden products in Puerto Rico and the Caribbean (lawn and garden), the provision of landscaping services (landscaping), the production and sale of premium cypress mulch and related products in the United States (State Line) and construction and development of residential projects (real estate). For purposes of the following information, the real estate segment was not considered since it did not have any financial activity during the periods presented. The lawn and garden products segment also includes sales commissions for consumer goods not related to lawn and garden products. The following table sets forth sales for industry segments for the years ended December 31, 2005, 2004 and 2003. The information is provided after the elimination of intercompany transactions.

(Dollars in thousands)	Year Ended December 31,
	2005	2004	2003
Plants	$2,297	$2,842	$3,739
Lawn and Garden	3,394	3,740	3,279
Landscaping	1,480	1,841	1,415
State Line	2,498	-	-
Total	$9,669	$8,423	$8,433

Certain financial information concerning industry segments is set forth under Item 6 — Management’s Discussion and Analysis or Plan of Operation and in Note 21 to the Company’s Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB.

Trade Names and Trademark

The Company utilizes the Trade Names “Margo Farms” and “Margo Farms del Caribe,” and has registered the name “Margo Farms” as a trademark with the United States Department of Commerce Patent and Trademark Office. In addition, the Company has registered “Margo Farms del Caribe” (as a trade name) and “Rain Forest” (as a trademark) with the Department of State of the Commonwealth of Puerto Rico.

Competition

At the present time, the Company’s sales efforts are primarily focused in Puerto Rico and the Caribbean, as well as the Midwest, Northeast and Southeast U.S., in the case of State Line. Most of the Company’s competitors in Puerto Rico and the Caribbean are smaller nurseries and landscapers. The Company enjoys an advantage over its competitors because it is the largest producer of quality nursery products in Puerto Rico and now gaining recognition in the United States following the Mulch and Soil Council’s certification of State Line’s products.

Seasonality

The demand for plants in Puerto Rico is year round, with increased demand during spring, late fall and winter. The demand for mulch and related products are highly seasonal, with higher volumes reported during the months from September to June.

Employees

At December 31, 2005, the Company had 101 full time employees, of which 79 were directly involved in nursery production, distribution of lawn and garden products and landscaping activities and 22 were involved in sales, accounting and administration. None of the Company’s employees are represented by a union.

Regulation

The United States Department of Agriculture (“USDA”) inspects cuttings imported into the United States by the Company. In addition, USDA regulations control various aspects of the Company’s plant production process, including restrictions on the types of pesticides and fertilizers that the Company may use. All pesticides and fertilizers used by the Company are approved by the Environmental Protection Agency, as required by USDA regulations. The USDA prohibits the importation of foreign soil into the United States and limits the size of plants that can be imported into the United States. Puerto Rico is considered part of the United States for purposes of the USDA regulations.

In addition, shipments of products may also be subject to inspections by certain Puerto Rico or state officials. These officials may quarantine or destroy plants that are contaminated or infected by hazardous organisms.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

The Company periodically reviews its properties for the purpose of evaluating such properties’ compliance with applicable state and federal environmental laws. At this time, the Company does not anticipate experiencing material expense in complying with such laws.

The Company’s operations are subject to the Fair Labor Standards Act, which governs such matters as minimum wage requirements, overtime and other working conditions. A large number of the Company’s personnel are paid at or just above the federal minimum wage level and, accordingly, changes in such minimum wage rate have an adverse effect on the Company’s labor costs.

Natural Hazards

The Company’s PR operations are vulnerable to severe weather, such as hurricanes, floods, and storms, and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. In recent years, the Company had been unable to obtain crop and business interruption insurance coverage. Although the Company intends to continue seeking to obtain crop and business interruption insurance coverage at reasonable rates, no assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future.

The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company’s newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. The Company’s nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather sensitive plants.

JOINT VENTURE IN SALINAS

On October 14, 2002, the Company, through its wholly-owned subsidiary, Nursery Farms, entered into a joint venture to grow sod, palms and trees on a farm of approximately 262 “cuerdas” located in the Municipality of Salinas, Puerto Rico, operated by Salinas. The farm is leased by Salinas from Criadores de Salinas, S.E., an entity controlled by Mr. Luis A. Rubí, for an initial 10-year term with renewal options for an additional 20-year period.

Salinas is an entity in which Nursery Farms owns a one-third equity interest. The remaining two-thirds are owned in equal parts by Mark H. Greene, a former director of the Company, and by Luis A. Rubí. The Company has committed to make equity cash contributions to the new entity of up to $775,000. Total capital contributions from October 14, 2002 to December 31, 2005 amounted to $768,333. Capital returns during this same period amounted to $404,002.

Salinas has entered into a five-year management agreement with Nursery Farms (automatically renewable for an additional five-year term unless otherwise decided by either party) pursuant to which Nursery Farms provides certain management services to the joint venture and is responsible for all sales and marketing activities for the joint venture. Under the terms of the management agreement, Nursery Farms receives a basic administration fee of $2,000 per month, and a commission on gross collected revenues ranging from 15% to 17%. Commissions and fees earned for services provided to Salinas for the years ended December 31, 2005 and 2004 amounting to $204,132 and $225,080, respectively.

During the term of the management agreement, the Company has agreed not to grow sod or to have more than 50 “cuerdas” of palms or trees under cultivation on its facilities. The Company is currently not engaged in the business of growing sod.

The investment in and results of operations of Salinas are not consolidated with the financial statements of the Company, but instead are reported under the equity method of accounting for investments. Accordingly, the Company’s financial statements reflect the Company’s proportionate share (33.33%) of the results of operations of Salinas. Salinas net income for the years ended December 31, 2005 and 2004 was $258,092 and $333,159, respectively.

FUTURE OPERATIONS

The Company will continue its efforts to expand and improve its present operations in Puerto Rico and in the United States, especially in the nursery and lawn and garden products sales. The Board of Directors and Management believe that the Company should continue to capitalize on its advantage as one of the largest, full service nurseries in the region. The Company is also exploring opportunities for expansion outside Puerto Rico for the Plants and Garden Products operations. In addition, the Company continues to expand State Line’s operations and is striving to become one of the leaders in the lawn and garden (mainly premium mulch, soil, and compost) industry in Puerto Rico and the Midwest, Northeast and Southeast U.S.

In February 2006, the Board of Directors approved management’s plans to discontinue landscaping operations. This decision was based on management’s determination that, based on projected trends in the construction sector and the Puerto Rico economy in general, this division will not be able to significantly improve its performance in the foreseeable future. (Refer to Note 26 in the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2005). Management will focus its efforts on the development of additional markets for State Line’s products, in order to reduce the impact of the seasonality of this operation.

In December 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. The Company paid approximately $988,000, including incidental expenses for this land. The carrying value as of December 31, 2005 of approximately $1,141,000 includes approximately $151,127 of capitalized interest, design and other pre-development costs. The Company is currently in the process of designing a master development plan, as well as in the process of seeking the required permits for the development of this site. The Company, however, cannot give any assurance as to how long it will take to finalize the process of obtaining the necessary permits to develop the project or whether such permits will in fact be obtained. On October 28, 2005 the Company received an endorsement from the Municipality of Arecibo supporting the project. The fair value of this parcel of land was appraised by an independent appraisal as of February 10, 2005 with a fair value of approximately $3,010,000. (Refer to Item 2. Properties).

TAXES

The Company’s operations of lawn and garden products, landscaping services and real estate development are fully taxable and subject to Puerto Rico income, property, municipal and other taxes.

The Company’s nursery operations are covered under the Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (Act. No. 225 of December 1, 1995, as amended) which provides a 90% tax exemption for income derived from “bonafide” agricultural activities within Puerto Rico, including sales within and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes. The Act defines “bona fide agricultural activity” to include the nursery business. The Act became effective for taxable years commencing on or after December 1, 1995.

Rain Forest obtained a grant of tax exemption for its manufacturing operations from the Puerto Rico Government under the Tax Incentives Act of 1987. The grant provides a 90% tax exemption from income and property taxes and a 60% exemption from municipal taxes. The grant is for a period of 15 years, commencing January 1, 1997.

The operations of State Line are subject to United States federal and Georgia state income and other taxes at normal rates.

Item 2.	Description of Property

The Company conducts its Puerto Rico operations from nursery facilities located in Vega Alta, Puerto Rico. State Line operations are conducted in 100 acres of land located in Folkston, Georgia.

Vega Alta Nursery Facility

The Company leases a 92 “cuerdas” nursery facility in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This facility includes the Company’s corporate offices, approximately 1,366,000 square feet of shade houses, propagation and mist facilities, and a 10,000 square foot warehouse for the Company’s lawn and garden products. The nursery facility also has irrigation equipment and pump houses, shipping and storage areas.

The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the “Spectors”), who are executive officers and principal shareholders of the Company, pursuant to a lease agreement dated as of January 1, 2004. The lease has an original five-year term and an option to renew for an additional five-year term. Under the terms of the lease, the Company is required to pay a rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. During the renewal period, the rent will be adjusted to reflect the increase in the Wholesale Price Index from the original lease term. The lease also contains an option, which permits the Company to purchase the property at its appraised value at any time during the term of the lease if both Mr. and Mrs. Spector become deceased. In consideration of the option, the Company must pay an additional $1,000 per month.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

During the years ended December 31, 2005 and 2004, total lease payments to the Spectors under the aforementioned lease agreement amounted to approximately $288,000 each year (not including the monthly payments for the option referred to above). The monthly payments for the option referred to above amounted to $12,000 each year.

State Line Facility

The operations of State Line are located on a 100-acre parcel of land of located in Folkston, Georgia, which is owned in fee simple by State Line. This facility includes operations offices, production and grinder facilities, packaging facilities and certain storage areas. The facilities also have a receiving/dispatching area for the purchase of raw materials and the dispatch of finished goods. The Company considers that the Folkston facility is generally in good condition, is well maintained and is generally suitable and adequate to carry on the Company’s business.

Land Held for Future Development

On December 13, 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico for the development of a residential project. The Company paid $950,000 plus incidental expenses for this land. The Company is in the process of seeking the required development permits. However, no assurance can be given as to how long it will take to obtain the necessary permits or whether said permits will in fact be obtained.

Item 3.	Legal Proceedings

The Company is a party to a number of legal proceedings in the ordinary course of its business, none of which, in the opinion of management, will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchaser of Equity Securities

The Company’s common stock is quoted on the NASDAQ Stock Market (“NASDAQ”) under the symbol MRGO.

The following table sets forth the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for each of the calendar quarters of 2005 and 2004. The last reported sales price for the Common Stock on August 31, 2006 was $6.05 per share.

	2005		2004
Quarter:	High	Low	High	Low
First	$6.96	$4.92	$6.98	$4.50
Second	$18.40	$6.00	$6.80	$3.18
Third	$11.69	$5.85	$4.93	$3.40
Fourth	$9.80	$5.00	$11.78	$3.92

As of August 31, 2006, there were approximately 60 holders of record of the common stock of the Company. This amount includes custodians, brokers and other institutions that hold the common stock as nominees for an undetermined number of beneficial owners. As of August 31, 2006, the Company had 2,862,481 shares of common stock outstanding.

The Company did not pay any cash dividends on its common stock during 2005, 2004, or 2003. However, on May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend paid on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The split had the effect of increasing the issued and outstanding shares of common stock by approximately 558,000 shares.

Dividends paid on the Company’s common stock are generally subject to a 10% withholding tax at source under Puerto Rico tax laws. United States shareholders may be entitled to a foreign tax credit, subject to certain limitations, in connection with the imposition of the withholding tax.

Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year’s distributions.

United States citizens who are non-residents of Puerto Rico may also make such an election, except that notwithstanding the making of such election of the 10% withholding tax will still be made on any dividend distribution unless the individual files with the Company prior to the first distribution date for the taxable year a certificate to the effect that said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married filling jointly, in which case dividend distributions for said year will not be subject to Puerto Rico taxes.

The Company recommends that shareholders consult their own tax advisors regarding the above tax issues.

The Company did not purchase any of its equity securities in 2005, 2004 and 2003.

Item 6.	Management’s Discussion And Analysis or Plan of Operation

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes sales of plants and lawn and garden products upon acknowledgment receipt of merchandise by the customers. Revenues from sales of landscaping services are recognized as plants are installed at the customers’ facilities. Revenues from garden maintenance contracts are recognized when the maintenance is provided.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and their prior credit experience. In addition, the Company evaluates the prior years’ experience of the allowance as a whole.

Capitalization of Inventory Costs

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

Deferred Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes.

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

OVERVIEW

For the years ended December 31, 2005, 2004, and 2003 the Company incurred net losses of approximately $2,203,000, $617,000, and $1,492,000, respectively. These amounts represent a diluted loss per common share of ($0.79), ($0.23), and ($0.57) for 2005, 2004 and 2003, respectively. The net loss for the year ended December 31, 2005, was principally due to a reduction in sales for the Puerto Rico operations due, in part, to the poor performance of the Puerto Rico economy, an increase in interest expense related to the financing of the State Line acquisition, and certain non-recurring expenses recorded during the year. State Line recorded a net loss for the year ended December 31, 2005 of approximately $850,000. The results of State Line reflect certain non-recurring expenses recorded during the first year of operations.

The plants segment reflected net losses of $704,000 and $472,000 for the years ended December 31, 2005 and 2004, respectively. The loss from the plants segment for the year ended December 31, 2005, is mainly attributable to the decrease in sales to a major customer and the increase in interest expense incurred and paid during the year amounting to $266,000.

Total sales from the plants segment decreased by approximately $545,000 or 19% when compared to the year ended December 31, 2004. However, gross profit margin increased from 16.6% in 2004 to 19.5% in 2005. The increase in gross profits reflects several strategies implemented during the year to mitigate the decrease in the volume of the business. The full year effect of price increases in this segment will be reflected during the fiscal year 2006, since a majority of the price adjustments were effective during the last quarter of 2005.

Included within plants segment’s results for the year ended December 31, 2005 are the commissions and equity in earnings from the Company’s investment in Salinas in the amount of $266,000.

The lawn and garden segment’s net loss for the years ended December 31, 2005 and 2004 was $437,000 and $145,000, respectively, an increase of approximately $292,000. The increase in net loss experienced in this segment was mainly related to the decrease in sales, which decreased by $345,000 and the write-off of distributions rights which amounted to $100,000. Gross profit for this segment for the years ended December 31, 2005 and 2004 was approximately 40% and 43%, respectively. The decrease in sales was mainly related to a reduction in sales to the Company’s major customer.

The landscaping segment reflected a net loss of $212,000 for the year ended December 31, 2005, compared to a net income of $232, for the year ended December 31, 2004. This segment also reflected a reduction in revenues, as compared to 2004, which was attributable in part to a reduction in revenues derived from the major landscaping contracts, and the cancellation of certain maintenance contracts. In addition, delays in the permitting process for certain real estate development also affected this segment’s capacity to replace some lost maintenance contracts. After detailed consideration of the performance of the landscaping segment in recent years, the Board of Directors decided to discontinue this segment’s operations effective February 2006. (Refer to Note 26 in the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2005)

RESULTS OF OPERATIONS

Sales

The Company’s consolidated net sales for the years ended December 31, 2005 and 2004 were approximately $9,669,000, and $8,423,000, respectively, representing an increase of $1,246,000 or 15%. This increase was due to the sales recorded by State Line, which reported sales amounting to approximately $2,497,000, during its first year of operations as part of the Company. The Company’s Puerto Rico operations, as mentioned above, reflected a decrease in net sales of approximately $1,251,000.

Although net sales from Puerto Rico operations for the year ended December 31, 2005 decreased as compared to the same period in 2004, gross profit remained stable at 31% for both 2005 and 2004. The stability in gross profit for Puerto Rico operations is mostly driven by the improvement in the Nursery segment’s gross profit which improved by 17%, from 16.6% in 2004 to 19.5% in 2005.

This improvement in the gross profit margin in the Nursery division is mainly related to the Company’s determination to place greater emphasis on the marketing of bedding and other plants which mature more rapidly and become available for sale in a shorter period of time. This allows the Company to improve the quality of the products sold and minimize the disposal of plants that become obsolete after a certain period of time. To implement this strategy, the Company purchases certain plants from local independent growers for resale, as needed, to avoid increases in inventory levels.

The improvement in the gross profit margin in the Nursery division was also the result of certain price increases introduced during the last quarter of the year. The full year effect of these price increases should be reflected in the results for the fiscal year 2006.

The effects of Tropical Storm Jeanne on the Island during the last quarter of 2004 and first quarter of 2005 also affected the net sales for such periods, mainly attributable to delays in certain residential and commercial developments because of the lack of electric power and other adverse results of the aforementioned tropical storm. This also affected the sale of lawn and garden products and the revenues of the landscaping segment.

Landscaping service revenues for the years ended December 31, 2005, 2004 and 2003 amounted to $1,480,000, $1,841,000 and, $1,415,000, respectively. The landscaping segment’s decrease in revenues for the year ended December 31, 2005, when compared to 2004, was mainly due to the delays in residential projects mentioned above, the decrease in revenues derived from certain major landscaping contracts, and the cancellation of certain maintenance contracts. During the years ended December 31, 2005 and 2004 the major contracts mentioned above produced $95,000 and $541,000 in revenues, respectively. Gross profit for the division for 2005 remained similar to 2004 at 28%. As discussed in Note 26 to the accompanying audited financial statements, effective February 2006 the Company decided to discontinue this operation. Please refer to Note 26 of the Consolidated Financial Statements for additional information.

Net sales of the lawn and garden segment for the years ended December 31, 2005, 2004 and, 2003, amounted to $3,395,000, $3,740,000, and $3,279,000, respectively. The decrease in sales for this segment was mainly attributable to the effects of the slow down in the Island’s economy during 2005. Increases in fuel costs and basic services (water, power, etc.), combined with decreases in governmental spending, are some of the external factors affecting 2005 net sales. These factors tend to reduce discretionary consumer spending.

Sales to the Company’s major customer (for this segment) reflected a decrease of $217,000 or 9%. Other major chains also reflected decreases in sales since the inventory turnover of certain products as well as their sales decreased during the year due to the economic conditions noted above. In November 2005, the Company introduced an overall price increase to offset part of the decrease in its sales volume. The full year effect of such increase should be reflected in 2006.

The increase in net sales in the lawn and garden segment for year ended December 31, 2004, as compared to 2003, was positively impacted by the heavy rains experienced during the third and fourth quarters of 2004. The lawn and garden segment also reflected an increase in sales during the fourth quarter of 2004 related to certain sales promotions with large chain stores conducted during the Christmas season.

State Line’s net sales for the year ended December 31, 2005 were approximately $2,497,000, which represents 26% of the Company’s total consolidated sales. Gross profit for this segment was 23%. This segment’s results during 2005 were affected by certain non-recurring items such as a loss on impairment of intangible asset of approximately $213,000 and legal, moving and other expenses related to transferred employees, as well as by certain increases in raw material costs.

Total combined (all segments) sales to active major chain stores for the years ended December 31, 2005, 2004 and 2003 were $4,079,000 $4,888,000 and $4,656,000, respectively.

Consolidated net sales for the year ended December 31, 2003 were approximately $8,433,000, which were only $11,000 over the sales recorded in 2004. Sales composition was also similar to year 2004.

Gross Profits

The following table sets forth certain information regarding the Company’s costs and expenses as a percentage of net sales.

	Years ended December 31
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.0	69.6	71.8
Gross profit	29.0	30.4	28.2
Selling, general and administrative expenses	46.1	39.5	45.3
Loss on impairment of intangible assets	3.2	-	-
Costs related to consolidating nursery facilities	-	-	3.0
Loss from operations	(20.3)	(9.1)	(20.1)
Interest expense, net	(5.0)	(1.4)	(.7)
Other income, net	2.8	3.2	3.2
Loss before deferred income tax expense	(22.5)	(7.3)	(17.6)
Deferred income tax expense	.3	-	-
Net loss	(22.8)	(7.3)	(17.6)

As shown above, consolidated gross profits as a percentage of net sales were approximately 29%, 30%, and 28%, for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in gross profit for the year ended December 31, 2005, when compared to 2004, was principally the result of increases in raw materials and freight-in costs. This was partially offset by the increase in gross profits in the nursery segment primarily driven by strategies implemented during the year.

For the year ended, December 31, 2005, gross profit for the plants segment was 19.5% compared to 16.6% for the year ended December 31, 2004. This improvement had a positive impact on the consolidated total since nursery segment sales represented approximately 24% of the consolidated sales in 2005.

For the years ended December 31, 2005 and 2004, gross profit for the lawn and garden segment was 40% and 43%, respectively. The decrease in gross margin was related to the sales composition and certain discounts granted to offset the decrease in sales for the year.

For the years ended December 31, 2005 and 2004, gross profit for the landscaping segment was 28%. However, the landscaping segment’s sales decreased by $361,000 when compared to 2004, representing 15% of consolidated net sales for 2005, compared to 22% of consolidated net sales in 2004.

For the year ended December 31, 2005, the gross profit for the State Line division was 23%. This segment’s gross profit margin was adversely affected during the year by certain changes made in the production processes, the recognition of certain non-recurring costs associated with the acquisition, and higher freight-in and raw materials costs.

The Company’s consolidated gross profit for the year ended December 31, 2004 was 30%, compared to 28% in 2003, representing an overall increase of 7% or two (2) basis points. The increase in the overall gross profit in the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily related to an increase in the gross profit margin of the landscaping segment during such year, which increased from 15% in 2003 to 28% 2004. In addition, the landscaping segment sales during 2004 increased by $426,000 when compared to 2003, representing 22% of consolidated sales for 2004, compared to 17% of consolidated net sales in 2003. This contributed to a higher combined gross profit margin in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were approximately $4,462,000 and $3,327,000 for the years ended December 31, 2005 and 2004, respectively, reflecting an increase of $1,135,000 or 34%. This increase is mainly related to State Line’s selling and general expenses incurred during the year amounting to approximately $1,034,000. Combined SG&A expenses related to Puerto Rico operations experienced an increase of approximately $101,000 or 3% during 2005.

The increase in SG&A for the Puerto Rico operations for the year ended December 31, 2005, when compared to the year 2004 reflects the impact of non-recurring expenses such as professional fees and an increase in the bad debt expense . This was partially offset by continued implementation of cost containment programs established at the end of the year 2003 which include, among other things, the reduction of payroll expenses and improvements in the use of existing resources. During the year ended December 31, 2005, a significant amount of employee positions were consolidated. As a result, total head count decreased by approximately 44 employees. The reduction in head count produced savings in salaries, as well as savings in employee benefits, payroll taxes, 401K expenses, workmen compensation, among others.

Other expenses related to Puerto Rico operations that reflected savings as compared to prior years are packaging materials expenses and repairs and maintenance. These savings were the result of controls with respect to the purchase and disbursement cycle, implemented during the year ended December 31, 2005.

As mentioned above, State Line recorded approximately $1,034,000 in SG&A expenses during the year ended December 31, 2005. Such expenses include the amortization of the covenant-not-to-compete, depreciation, salaries and others. In addition, during the year ended December 31, 2005, this segment recorded certain expenses related to employee benefits and employee relocation, as well as other expenses related to the acquisition. Such expenses are not recurring and will not be incurred in the subsequent years.

The decrease in SG&A, of approximately $495,000, for the year ended December 31, 2004, when compared to the year 2003 was also related to the full year impact of the cost containment programs established at the end of the year 2003. Among the most notable costs reduction measures is the savings in SG&A salaries and related expenses of approximately $163,000, compared to 2003. Bad debts expense also reflected a positive variance of $204,000. Improvement in this line item resulted from the recruitment of a new Collections and Credit Manager during 2004 who is dedicated to improving the collections of the Company. As a result, balances over sixty days decreased significantly during 2004. Other expenses that showed decreases were the legal and professional fees, which reflected combined savings of approximately $160,000.

Costs Related to Consolidating Nursery Facilities

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

Costs associated with closing the Barranquitas nursery operation in connection with the consolidation of the Company’s nursery facilities in its Vega Alta nursery operation amounted to approximately $254,000 for the year ended December 31, 2003 (refer to SIGNIFICANT FOURTH QUARTER ADJUSTMENTS).

Other Income and Expenses

Interest income for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $5,000, $8,000, and $10,000, respectively. The decrease in interest income was mainly due to a decrease in the volume of invested funds as well as lower yields obtained during the periods.

Interest expense for the year ended December 31, 2005, increased by $357,000 when compared with 2004. The increase is principally related to increases in short term borrowings obtained during the year for operational purposes, as well as the long-term financing agreement related to the acquisition of State Line in February 2005. Increases in interests rates also resulted in higher interests paid during the year.

Interest expense for the year ended December 31, 2004, increased by $41,000 when compared with 2003. The increase was related to an increase in short-term borrowings used for the Company’s operations and in investing activities. (Refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES).

In 2004, other income and expenses included a net loss of $78,000 related to damages resulting from Tropical Strom Jeanne, which did not impact 2005 results.

Within other income and expense items for the year ended December 31, 2003, there was included a gain of $25,000 from the collection of a note receivable which was written down in prior years. The collection of the note represents the remaining portion of a note partially collected in the fourth quarter of 2002 (Refer to Note 7 in the Notes to the Company’s Consolidated Financial Statements).

Commissions received from unconsolidated subsidiary for the years ended December 31, 2005 and 2004 amounted to approximately $180,000 and $201,000, respectively. This commission income represents the amount payable by Salinas to the Company for acting as its sales agent. (Refer to Item1 “— JOINT VENTURE IN SALINAS”) These commissions amounted to $117,000 in 2003.

Equity in earnings of unconsolidated subsidiary for the years ended December 31, 2005 and 2004 amounted to approximately $84,000 and $111,000, respectively. This represents the Company’s 33.33% equity interest in Salinas’ net income for the years ended December 31, 2005 and 2004. Equity in earnings of unconsolidated subsidiary for the year ended December 31, 2003 amounted to $76,000, which represents the participation in the net income of such unconsolidated subsidiary for the period.

FINANCIAL CONDITION

The Company’s current ratio increased to 3.06 to 1 on December 31, 2005 compared to 1.43 to 1 on December 31, 2004. The increase in the current ratio is principally due to the ability of the Company to refinance the notes payable to major stockholder, originally due in January and March 2006, with new notes with the same terms and conditions but due on March 2007, and the increase in current assets related to the acquisition of State Line. Based on the due dates of the new notes, the Company classified them as long-term liabilities. (Refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES)

Cash balances increased over prior year. As of December 31, 2005, the Company had cash of approximately $278,000, compared to cash of $235,000 on December 31, 2004.

The decrease in Shareholders’ equity during the year ended December 31, 2005 is due to the net loss for the year, which was partially offset by the proceeds from the exercise of stock options and amortization of stock grants during the year. During the year ended December 31, 2005, the Company issued 5,700 shares of common stock in connection with the exercise of stock options. In addition, the Company issued 12,250 shares of restricted common stock and recorded the related deferred stock compensation, the net effect of which was a decrease in shareholders’ equity. During the year ended December 31, 2005, 7,014 shares of restricted common stock issued in 2004 were forfeited. No dividends were declared during the year ended December 31, 2005.

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend paid on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The split had the effect of increasing the issued and outstanding shares to approximately 2,786,000.

During the year ended December 31, 2004, the Company issued 48,400 shares of common stock in connection with the exercise of stock options. In addition, the Company issued 26,500 shares of restricted common stock and recorded the related deferred stock compensation, the net effect of which was a decrease in shareholders’ equity. No dividends were declared during the year ended December 31, 2004. During the year ended December 31, 2004, 10,500 shares of restricted common stock issued in 2003 were forfeited.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The nursery industry requires producers to maintain large quantities of stock plants and inventory to meet customer demand and to assure a new source of products in the future. The commencement of the operations of State Line also have required a significant amount of liquidity. The Company believes it has adequate resources to meet its current and anticipated liquidity and capital requirements. The Company finances its working capital needs from cash flow from operations, as well as borrowings under short-term credit facilities with a local commercial bank and advances from a major stockholder. As of December 31, 2005, the Company had available a credit facility of $3,500,000 from a commercial bank, all of which had been drawn as of such date. Additionally, during 2005, the Company borrowed approximately $764,000 from the same commercial bank to finance the acquisition of new equipment and improvements made at State Line. As of December 31, 2005, the Company had borrowed $4,500,000 from its principal stockholder (Refer to Notes 11 and 12 in the Notes to the Company’s Consolidated Financial Statements).

During the fourth quarter of 2003, the Company implemented a cost containment program designed to reduce expenses. As part of this program, the Company reduced its labor costs through reduction in head count by approximately 10% during 2003. The program continued during 2004 and 2005 and the results of the cost containment program were reflected during the year 2004, in which SG&A expenses from Puerto Rico operations decreased by approximately 6%. 2005 results reflect non-recurring expenses, which if isolated, would result in expenses being in line with 2004. During 2005, 44 positions were eliminated. Efficiency has been implemented in all production areas and the full year impact of such operational changes and savings in SG&A expenses may be reflected during the year 2006. Increase in combined SG&A expenses was mainly due to the consolidation of State Line expenses in the year 2005.

During the last three years the Company has been reporting losses and negative operating cash flows. Management has taken certain steps and continues to implement changes designed to improve the Company’s financial results and operating cash flows. In particular, management has developed and implemented certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and general office expenditures; (b) partnership programs with major clients; (c) pricing strategies; (d) investments in manufacturing technology to reduce overhead and increase production in State Line; (e) discontinuation of the landscaping operation to direct additional resources towards the Company’s core business; (f) development of special plant products to improve the Company’s competitive position; (g) controls over expenditures in production supplies; (h) implementation of a strict plant production program; (i) obtaining permits for land held for development by the Company’s real estate development subsidiary; and (j) expansion into the US market through State Line by leveraging the Company’s existing relations with certain major national chain stores. In addition, the Company’s major stockholder has been financing the Company’s operations and has expressed his willingness to continue the support as needed. The Company is also exploring other alternatives to increase its liquidity, including but not limited to, increases in its short-term credit facilities and sales of preferred stock to a limited number of investors in a private placement transaction.

The Company’s ability to continue as a going concern is dependent upon the Company obtaining additional sources of capital or borrowings until the time the Company returns to profitable operations. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows from operations. (Refer to Note 2 in the Notes to the Company’s Consolidated Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The following represents the contractual long-term obligations summarized by type of obligation and payment due date as of December 31, 2005 and 2004.

•	Long-Term Debt

At December 31, 2005 and 2004, long-term debt is comprised of the following:

Description	2005	2004
Notes payable to major stockholder, bearing interest at prime, due on January 31, 2007.	$1,500,000	$1,000,000

Long-term credit facility of $3.5 million with commercial bank, bearing interest at 2.75% over 90-day LIBOR rate, collateralized by real estate (parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia), and certain equipment; due on June 14, 2007.	3,499,711	-

Five-year term loans with commercial bank, bearing interest ranging from 6.5% to 6.95% payable in monthly installments of $5,473 through December 2010, collaterized by machinery and equipment held in State Line.	270,046	-

Seven-year term loan with commercial bank, bearing interest at 6.5% payable in monthly installments of $7,158 through August 2012, collaterized by machinery and equipment held in State Line.	467,671

Long-term note payable to major stockholder, bearing interest at prime, payable in 60 monthly installments of $8,333 and a lump sum pay of $2,500,000 due on May 1, 2010. The loan is secured by a pledge of all outstanding stock of Margo State Line, Inc and subordinated to the long-term credit facility of $3.5 million.	2,950,000	-

Five-year term loans, bearing interest ranging from 4.53% to 6.48% at December 31, 2005 (3.80% to 5.75% at December 31, 2004), payable in monthly installments of $13,353, through March 2006.	29,237	181,995

Total	8,716,665	1,181,995

Less current portion	(228,488)	(114,503)

Long-term debt	$8,448,177	$1,067,492

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.

The aggregate maturities of long-term debt are as follows:

Less than 1 year	$228,488
1 to 3 years	5,690,627
3 to 5 years	2,797,550
$8,716,665

•	Lease and Option Agreements

The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the “Spectors”), who are executive officers and principal shareholders of the Company, pursuant to a lease agreement dated as of January 1, 2004. The lease has an original five-year term and an option to renew for additional five-year term. Under the terms of the lease, the Company is required to pay a rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. During the renewal period, the rent will be adjusted to reflect the increase in the Wholesale Price Index from the original lease term. The lease also contains an option, which permits the Company to purchase the property at its appraised value at any time during the term of the lease if both Mr. and Mrs. Spector become deceased. In consideration of the option, the Company must pay an additional $1,000 per month.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

The Company’s obligations under the above agreement in force at December 31, 2005, are as follows:

Less than 1 year	$300,000
1 to 3 years	600,000
$900,000

OBLIGATIONS UNDER GUARANTEE

Since September 22, 2003, the Company is a guarantor for a loan in the amount of $1,300,000 made by Salinas, an unconsolidated subsidiary. The guaranty is continuous and limited covering all outstanding principal and accrued interest, pro-rata to the Company’s 33.33% ownership interest. The term of the loan is thirty-six months and is payable in monthly installments of $36,111, plus accrued interest, until September 2006. The interest rate is calculated based on the 90-day LIBOR rate, plus 1.5% over such rate. As of December 31, 2005, the maximum potential amount of future payments that the Company could be required to make under the guarantee, net of interest is $108,322.

INFLATION

The primary inflationary factors, which may affect the Company’s results of operations and financial condition, are the costs of labor and production materials such as soil, pots, chemicals, fertilizer, plant cuttings and shipping costs. During the last three years, the impact of inflation on the results of operations and financial condition of the Company has been minimal due to the stability of wage rates and the availability of production materials from a wide variety of sources.

The Company does not anticipate that inflation will have a significant effect on its future earnings or financial condition because increases caused by inflation are ordinarily recovered through increases in prices.

RISK MANAGEMENT

The Company’s operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. For the past several years, the Company has been unable to obtain crop and business interruption insurance coverage. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, the Company has been unsuccessful in obtaining such insurance coverage during the past six years and no assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future.

The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company’s newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. The Company’s Vega Alta nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

The Company’s accounts receivable are mostly due from customers who reside in Puerto Rico. Monitoring the operations and financial strength of the Company’s customers mitigates concentration of credit risk with respect to accounts receivable. Certain short-term certificates of deposit were placed with local financial institutions during 2004. Depositing the funds with high credit quality financial institutions and limiting the amount of credit exposure in any financial institution mitigate such credit risk.

Item 7.	Financial Statements

The information required by this Item 7 is incorporated by reference to the Company’s Consolidated Financial Statements and Schedules and the Report of Independent Registered Public Accounting Firm beginning on page F-1 of this Form 10-KSB.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As a result of the material weaknesses described below, the CEO, COO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 in ensuring material information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized, and reported on a timely basis.

The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure commensurate with the activities of the Company. Also, the Company’s limited number of personnel does not allow for an appropriate level of segregation of duties. In addition, the Company does not have an appropriate fraud detection program to address the risk that the consolidated financial statements may be materially misstated as a result of fraud. The Company also did not maintain adequate controls and procedures to assure the identification and reporting of certain transactions with related parties.

In light of the material weaknesses described above, in preparing our consolidated financial statements at and for the year ended December 31, 2005, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America. Notwithstanding the material weaknesses described above, management believes that the financial statements included in this Form 10-KSB fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding the directors and executive officers of the Company as of August 31, 2006. The background and experience of these persons are summarized in the paragraphs following the table.

Name (Age at August 31, 2006)	Positions with the Company
Michael J. Spector (59)	Chairman of the Board, Chief Executive Officer and Director
Margaret D. Spector (54)	Secretary
Ramón L. Domínguez (52)	Director
Blás R. Ferraiuoli (61)	Director
Michael A. Rubin (63)	Director
Evan Berger (40)	Director
Roberto J. Luciano (47)	Director , Audit Committee Chairman, Financial Expert
Juan B. Medina (46)	President and Chief Operating Officer
Luis M. Torres (46)	Senior Vice President and General Manager - Nursery Division
José R. Vázquez (38)	Vice President and Chief Financial Officer

Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Officers serve at the discretion of the Board of Directors. All of the executive officers of the Company except Margaret D. Spector, the Secretary of the Company, devote their full time to the operations of the Company.

Background of Officers and Directors

Set forth below is a summary of the background of each person who was an officer or director and nominee of the Company as of August 31, 2006.

MR. SPECTOR currently serves as the Chairman of the Board and Chief Executive Officer of the Company. He has held these positions since the organization of the Company in 1981. His wife, Margaret D. Spector, is Secretary of the Company.

MR. BERGER was elected as a director of the Company in 2004 and continues to hold that position. Mr. Berger has served as President and Chief Executive Officer of TODO Caribe Development Corp., a real estate development consulting firm, since January 2005. From 2003 to January 2005, Mr. Berger served as Vice President and Director of Leasing for PMI Retail Property Management Corp, a managing agent for 5.3 million square feet of prime mall and strip based retail shopping centers in Puerto Rico. From 1996 to 2003, Mr. Berger was an attorney engaged in private practice in New York. From 1997 to 2001, Mr. Berger also served as General Counsel to Equilink LLC, New York, New York, a mergers and acquisitions, business development and venture capital consultant to emerging market and small capitalization companies.

MR. DOMINGUEZ was elected as a director of the Company in 2001. Mr. Domínguez has served as the President of San Juan Holdings, Inc., an investment banking firm in Puerto Rico since February 1998 and as the President of RD Capital Group, Inc., a broker-dealer, since July 1994.

MR. FERRAIUOLI was elected a director of the Company in 1988 and continues to hold that position. Mr. Ferraiuoli has his own law practice since June 1994.

MR. LUCIANO was elected as a director of the Company in 2005 and continues to hold that position. Mr. Luciano is a certified public accountant and a Managing Director of Lomba, Luciano, Méndez & Dolagaray, PSC, a full-service CPA and consulting firm based in San Juan, Puerto Rico since 1999. From 1993 through 1999, Mr. Luciano served as Controller of Méndez & Co., a leading food and beverages distributor in Puerto Rico. From 1981 to 1993, Mr. Luciano worked at KPMG, LLC, where he attained the position of Senior Manager.

MR. RUBIN was elected a director of the Company in 1995 and continues to hold that position. Mr. Rubin is an attorney engaged in private practice. He has been a partner in the law firm of Michael A. Rubin, P.A., Coral Gables, Florida, for more than the past five years. Mr. Rubin serves as a director of the Herzfeld Caribbean Basin Fund, Inc.

MR. MEDINA currently serves as the President and Chief Operating Officer of the Company. He has held this position since March 7, 2005. Formerly he served as the Senior Vice President and Chief Financial Officer of the Company since he joined the Company on September 2, 2003. From January 1983 to July 1986, Mr. Medina worked as an auditor for KPMG Peat Marwick in San Juan, Puerto Rico. From July 1986 to May 2003 worked for MAPFRE/PRAICO Life, a Puerto Rico based life insurance company and a subsidiary of a Spanish-based insurance company. Positions held during this period were Vice President of Finance from 1986 to 1992; Vice President Operations & Finance, Treasurer from 1992 to 1997; Executive Vice President, Chief Financial Officer, member of the Board of Directors and various committees delegated by the Board from 1997 to 2003.

MR. TORRES currently serves as Senior Vice President and General Manager for the Nursery Division. He has held this position since June 7, 2004. From January 1, 2003 to June 7, 2004 Mr. Torres served as General Manager of Salinas Holdings, Inc. D/B/A Margo Turf and Trees Farm, a joint venture in which Margo has a one-third equity interest. From February 1998 to March 2002, Mr. Torres served as Vice President and Partner of Pennock Growers Inc. Mr. Torres has more than 18 years of professional experience in the ornamental and nursery business as grower, manager and consultant

MRS. SPECTOR currently serves as the Secretary of the Company. She has held this position since the organization of the Company in 1981.

MR. VAZQUEZ was appointed as the Vice President and Chief Financial Officer of the Company effective June 26, 2006. From September 1993 to April 1996, Mr. Vazquez worked in the audit department of Coopers & Lybrand in San Juan, Puerto Rico. From April 1996 to November 2000 he worked as the Accounting Manager for Avon Products, Inc. From 2001 to October 2004 he worked as the Accounting Manager for Hewlett-Packard PR BV. From October 2004 to July 2005 he worked as the Regional Planning and Analysis Manager for the Clorox Commercial Company. He is also a member of the PR Certified Public Accountants Society.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to report their ownership of and transactions in the Company’s Common Stock to the Securities and Exchange Commission (the “SEC”).

Copies of these reports are also required to be supplied to the Company. Specific dates for filing these reports have been established by the SEC, and the Company is required to report in the annual report any failure of its directors and executive officers to file by the relevant due date any of these reports during the fiscal year ended December 31, 2004.

Based solely on its review of the copies of the reports received by it, the Company is not aware of any failure by its executive officers and directors to file on a timely basis any report required to be filed by Section 16.

Corporate Governance

Audit Committee. During 2000, the Audit Committee of the Board of Directors developed a written charter for the Audit Committee, which was approved by the full Board on June 6, 2000. The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process.

The Audit Committee consists of four independent directors, each of whom has been selected for the Audit Committee by the Board based on the Board’s determination that they are fully qualified to monitor the disclosures of the Company to the end that they fairly present the Company’s financial condition and results of operation. The Board of Directors has also determined that each of its members is financially literate and has designated Mr. Luciano as “audit committee financial expert” as such term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics which applies to all employees of the Company including, but not limited to the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller and is designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the NASDAQ Stock Market. A copy of the Code of Business Conduct and Ethics is filed as an Exhibit 14 to the Annual Report on Form 10-KSB for the year ended December 31, 2004 and is available free of charge by writing to Margo Caribe, Inc., Road 690, Kilometer 5.8, Vega Alta, P.R. 00762, Attention: Mr. Jose R. Vázquez.

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation of the Company’s Chief Executive Officer and of the President & Chief Operating Officer during each of the three years ended December 31, 2005, 2004 and 2003. The amount (and related exercise price) of option grants shown in the table has been adjusted for a five-for-four stock split effective July 8, 2005.

	Annual Compensation				Long Term Compensation Awards
Name of Individual and Position with the Company	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)(2)		Number of Stock Options Granted		All other Compensation(1)
Michael J. Spector, Chairman,	2005	$130,200	-	$8,000			3,500		$8,000
Chief Executive Officer	2004	130,200	-	8,000	-		-		8,000
and Director	2003	130,000	$11,000	8,000	-		2,750	(3)	8,000

Juan B. Medina Arroyo	2005	$143,590	$27,400	$8,000	-		-		$8,000
President and	2004	132,700	10,000	8,000	$28,800		-		8,000
Chief Operating Officer(4)	2003	40,000	-	2,500	36,250		-		2,500

Luis R. Carrasquillo	2005	$94,500	$15,200	-	$40,050	(6)	-		-
Senior Vice President and
Chief Financial Officer(5)

_____________________
(1)	Represents matching contribution under the Company’s Salary Deferral Retirement Plan.
(2)
Represents 5,000 shares of restricted stock granted on November 21, 2003 and 6,000 on January 7, 2004. The dollar value given is based on the $7.25 and $4.80 price per share of Common Stock on November 21, 2003 and January 7, 2004, respectively.

(3)	Represents options granted to his spouse, Margaret D. Spector in 2003 and 2005. Mr. Spector may be deemed to beneficially own the options granted to Mrs. Spector.
(4)	Mr. Medina joined the Company on September 2003.
(5)	Mr. Carrasquillo joined the Company on February 2005.
(6)	Represents 5,000 shares of restricted stock granted on February 25, 2005, with a dollar value of $8.01 per share.

Grant of Stock Options

As provided under the Company’s 1998 Stock Option Plan (“the 1998 Plan”) adopted on April 23, 1998, any non-employee director of the Company who is in office on the first business day following any annual meeting of shareholders shall automatically receive on such date an option to acquire at least 3,438 shares of Common Stock at the market price on such date.

During 2005 Messrs. Ferraiuoli, Rubin, Domínguez, Berger, and Luciano, each received options to acquire 3,438 shares of Common Stock at an exercise price of $6.80 expiring on October 28, 2015, in accordance with the 1998 Plan, which will be effective January 1, 2006. The Company granted a total of 17,188 stock options to its Directors.

Stock Options Exercised During 2005 and Stock Options Values at December 31, 2005

During the year ended December 31, 2005 some holders, from which some are either Directors or employees of the Company, exercised 5,700 stock options at an aggregate value of $16,522.

The following table sets information on outstanding options and restricted shares held by the Company’s executive officer listed in the Cash Compensation Table and their values at December 31, 2005. Value is calculated as the difference between the last sales price of the Common Stock and the exercise price at December 31, 2005, the last day the common stock traded during 2005.

			Number of Shares Underlying Unexercised Options at 12/31/05		Value of Unexercised In-The-Money Options at 12/31/05(1)(2)
Name	Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael J. Spector(1)	-	-	-	3,500	$ -	$ 4,725	(1)(2)

Juan B. Medina Arroyo	-	-	-	-	$ -	$ -

Luis R. Carrasquillo	-	-	-	-	$ -	$ -
________________
(1)	Represents stock options held by Margaret D. Spector, the wife of Michael J. Spector.
(2)	Based on the last sales price of $6.90 per share on December 31, 2005.

Compensation of Directors

The directors of the Company who are not employees of the Company are paid a quarterly retainer fee of $1,000 and an additional $1,000 for each meeting of the Board (or committee thereof) attended in person, or $250 for each meeting of the Board of Directors (or committee thereof) conducted by telephone conference, plus any travel and out-of-pocket expenses incurred in connection with the performance of their duties. No separate fees are paid for committee meetings attended on the same day as a regular Board meeting. The directors of the Company who are employed by the Company do not receive additional compensation for serving as directors. The Company also provides directors liability insurance for its directors.

Salary Deferral Retirement Plan

During 1998, the Company established a Salary Deferral Retirement Plan (the “Retirement Plan”) under the provisions of the Puerto Rico Internal Revenue Code of 1994, as amended. The Retirement Plan covers all employees of the Company who are at least 21 years of age and have completed one year of service. Under the terms of the Retirement Plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the years ended December 31, 2005 and 2004, the Company paid approximately $42,000 and $54,000, respectively, representing the matching contributions under the retirement plan for all participants.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth, as of March 15, 2006, the number of shares of common stock of the Company owned beneficially by the following persons: (a) each director of the Company; (b) each nominee for director; (c) all executive officers, directors and nominees of the Company as a group; and (c) each person known to the Company who owns more than 5% of the outstanding common stock of the Company. Unless otherwise stated, all shares are held with sole investment and voting power.

Security Ownership as of March 1, 2006

Name (Position with the Company)	Amount Beneficially Owned(1)(5)	Percent of Class(1)

Michael J. Spector (Executive Officer and Director)	1,844,744(2)	65.1%

Margaret D. Spector Carr. 690, Km. 5.8 Vega Alta, Puerto Rico 00646 (Secretary and spouse of Mr. Spector)	1,844,744(2)	65.1%

J. Morton Davis D.H. Blair Holdings, Inc. D.H. Blair Investment Banking Corp. 44 Wall Street New York, New York 10005 (Five Percent Shareholder)	265,553 (3)	9.5%

Evan H. Berger (Director)	3,438	(4)

Ramón L. Domínguez (Director)	15,500	(4)

Blás Ferraiuoli (Director)	65,313	2.3%

Roberto J. Luciano (Director)	0	(4)

Michael A. Rubin (Director)	55,188	1.9%

All Executive Officers, Directors and nominees as a Group (10 persons)	2,012,311(1)	69.9%
_________________________
(1)
For each person or group, the amount shown as beneficially owned includes the number of shares of common stock the named person(s) has the right to acquire upon exercise of stock options that are exercisable within 60 days of March 1, 2006 as shown below:

Michael J. Spector and Margaret D. Spector - 1,375 shares
Evan H. Berger - 3,438 shares
Ramón Domínguez - 5,500 shares
Blás R. Ferraiuoli - 27,500 shares
Roberto J. Luciano - 0 shares
Michael A. Rubin - 3,348 shares
All Executive Officers and Directors as a Group - 48,125 shares
Percent of class does not include shares of common stock issuable upon exercise of stock options held by other persons.

(2)
Includes 1,353,016 shares held directly by Mr. Spector, 441,707 shares held by Mrs. Spector and 45,125 held jointly. Also includes stock options to acquire 4,125 shares held by Mrs. Spector. The Spectors share voting and investment power over the shares owned by each other.

(3)
This amount consists of 27,225 shares owned directly by Mr. Blair, 218,141 shares held in the name of D.H. Blair Investment Banking Corp., a registered broker-dealer which is wholly-owned by D.H. Blair Holdings, Inc., which in turn is wholly-owned by J. Morton Davis and of 20,187 shares owned by Rosalind Davidowitz, the spouse of Mr. Davis. This amount is based upon a Schedule 13G, as amended on February 7, 2006, filed with the SEC.

(4)	Less than one percent.
(5)	All amounts have been adjusted to reflect an increase in the amount of securities resulting from a five-for-four stock split effective July 8, 2005.

Item12.	Certain Relationships and Related Transactions

Loans from Principal Shareholders

On January 30, 2006 and February 28, 2006, the Company received two advances of $1,000,000 and $500,000, respectively, as unsecured loans from Michael J. Spector and Margaret D. Spector. The notes evidencing the loans bear interest, at a rate equal to 90-day LIBOR rate plus 1.50%.

On January 11, 2005 and March 11, 2005, the Company received $500,000 and $500,000, respectively, as unsecured loans from Michael J. Spector and Margaret D. Spector. In addition, on February 16, 2005, the Spectors made a $3,000,000 loan to the Company to be used in connection with the acquisition by State Line of substantially all the assets (other than real property) of State-Line Bark & Mulch, Inc., a Georgia corporation. The $3,000,000 loan is secured by a pledge of all outstanding stock of Margo State Line, Inc. The entire principal balance of the loans was originally due and payable on January 31, 2006 and February 16, 2006, respectively.

On May 23, 2005, the Company entered into a long-term financing agreement whereby the $3,000,000 loan payable to the Spectors was refinanced. The new note has a maturity of May 1, 2010. The aggregate principal amount of the note under the financing agreement will be payable in sixty (60) consecutive monthly installments on the first day of each month, with fifty-nine (59) equal monthly installments of $8,333.33 and a balloon payment on the sixtieth (60th) and final installment of $2,500,000.20.

During the second quarter of 2005, the Company also received $100,000 and $125,000 in the form of unsecured loans from Michael J. Spector and Margaret D. Spector. In June 2005, the Company repaid $100,000 of these loans. Subsequently, in July 2005, Margo repaid the remaining $125,000.

During the fourth quarter of 2005 the Company received $84,500 in the form of an unsecured loan from Michael J. Spector and Margaret D. Spector. In January 2006 the Company repaid this loan.

Each of the notes evidencing the loans described above bears interest at an annual rate equal to the rate of interest announced publicly by Citibank, N.A. in New York, NY, from time to time as the Citibank base or prime rate. As of March 1, 2006, an aggregate of $4,417,000 was outstanding under these loans.

The Company did not pay any commitment fee or commission in connection with any of these loans. The Company’s Board of Directors believes that the terms and conditions of the loan are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.

Lease and Option to Purchase Main Nursery Farm

Effective January 1, 2004, the Company and the Spectors entered into a new lease agreement with respect to the main Puerto Rico nursery farm. The lease has an initial term of five years renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent is set at $24,000 per month. During the renewal term, the rent increases to the greater of (x) $24,000 per month or (y) the original $24,000 per month adjusted on the basis of the increase in the Wholesale Price Index (“WPI”) published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 2003 to the WPI in effect on January 1, 2008. Additionally, the Company was required to pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option that permits the Company to purchase the property at its appraised value in the event of the death of both Mr. and Mrs. Spector. In consideration of the option, the Company is required to pay the Spectors an additional $1,000 per month. The independent directors approved the new lease agreement.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination.

Landscaping and Payroll Services Provided by the Company to Estancias de Cerro Mar, Inc.

During 2005, 2004, and 2003, the Company provided landscaping and landscape maintenance services to Estancias de Cerro Mar, Inc. (“Estancias”), an entity controlled by the Spectors, and charged approximately $182,000, $541,000 and $417,000, respectively, for these services. The Company believes that the prices and other terms granted to the Spectors were at least as favorable to the Company as those charged to unrelated entities.

In addition, during 2005, 2004 and 2003, the Company provided certain payroll services and made payroll, communication, and transportation payments on behalf of Estancias. These payments amounted to approximately $67,000, $122,000 and $258,000 during 2005, 2004 and 2003, respectively, all of which were, in turn, billed directly by the Company to Estancias. The Company did not charge any fee to Estancias for these services. Amounts paid on behalf of Estancias were subsequently billed by the Company to Estancias.

Also, during 2005, 2004, and 2003, the Company provided certain payroll services and made payroll payments on behalf of the Spectors for two domestic employees. These payments amounted to $30,000, $29,000 and $34,000, respectively. The Company did not charge any fee for these services. Amounts paid on behalf of the Spectors were subsequently billed by the Company to the Spectors.

All payments related to the three Estancias’ employees were terminated during the third quarter of 2005, when Estancias ceased its operations following the real estate closings of homes in the Estancias de Cerro Mar residential development project. Payments to the two additional employees of the Spectors were discontinued during the second quarter of 2006.

As of December 31, 2005 and 2004 the amounts receivable from the Spectors related to these payments amounted to $52,777 and $45,630, respectively, which is presented as accounts receivable from major stockholder in the consolidated balance sheets. In August 2006, the Company received full payment of the amount.

Obligations Under Guarantees

Since September 22, 2003, the Company is guarantor for a loan in the amount of $1,300,000 made to Salinas Holdings, Inc., an unconsolidated subsidiary. The guaranty is continuous and several, limited to 33.33% of all outstanding principal and accrued interest on the loan, which is equal to the Company’s pro-rata ownership participation in Salinas Holdings. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interest. The interest rate is calculated based on the 90 days LIBOR rate, plus 1.5% over such rate. As of December 31, 2005, the maximum potential amount of future payments that the Company could be required to make under the guarantee is approximately $108,323, plus accrued interest.

Certain Other Relationships

Mr. Evan H. Berger, a Director of Margo, is married to the step daughter of Mark Greene, a former director of the Company, and the owner of a one third equity interest in Salinas, a joint venture dedicated to sod and tree production in which the Company also owns a one third equity interest. During 2005, Salinas Holdings paid the Company $24,000 in management fees and sales commissions of approximately $180,000. As of December 31, 2005, Margo had net amounts due from Salinas of $330,513.

During 2004, Blás R. Ferraiuoli, a director of the Company, acted as notary public and received legal fees in connection with real estate closings from the purchasers of homes in the Estancias de Cerro Mar residential development project, which is controlled by the Spectors.

During 2005, 2004, and 2003, $77,561, $53,748 and $56,287, respectively, was purchased from a supplier which has one member of its Board of Directors in common with the Company.

Item 13.	Exhibits

The Exhibits accompanying this Annual Report on Form 10-KSB are listed on the accompanying Exhibit Index.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP has served as the Company’s independent registered public accountants since 1997. Services provided to the Company and its subsidiaries by Deloitte & Touche LLP in fiscal 2005 included the audit of the Company’s consolidated financial statements, limited reviews of quarterly reports, services related to filings with the SEC and consultations on various accounting matters.

The aggregate fees billed for professional services by Deloitte & Touche LLP in 2005 and 2004 for these various services provided to the Company were:

Type of Fees	2005	2004

Audit Fees	$99,330	$85,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$99,330	$82,250

In the above table, in accordance with new SEC definitions and rules, “audit fees” are fees the Company paid Deloitte & Touche LLP for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-KSB and review of financial statements included in the Company’s Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, accounting consultations and Sarbanes-Oxley, Section 404 consultations; “tax fees” are fees for tax compliance, tax advice and assistance with tax audits which there were none during 2005 and 2004; and “all other fees” are fees billed by Deloitte & Touche LLP to the Company for any services not included in the first three categories of which there were none during 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 6, 2006	By:	/s/ Michael J. Spector
Michael J. Spector, Chairman
of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

/s/ Michael J. Spector	Chairman of the Board and	September 6, 2006
Michael J. Spector	Chief Executive Officer

/s/ Evan Berger	Director	September 6, 2006
Evan Berger

/s/ Ramón L. Domínguez	Director	September 6, 2006
Ramón L. Domínguez

/s/ Blás R. Ferraiouli	Director	September 6, 2006
Blás R. Ferraiouli

/s/ Roberto J. Luciano	Director, Chairman of the	September 6, 2006
Roberto J. Luciano	Audit Committee

/s/ Michael A. Rubin	Director	September 6, 2006
Michael A. Rubin

/s/ Juan B. Medina	President and Chief Operating Officer	September 6, 2006
Juan B. Medina

/s/ José R. Vázquez	Vice President and Chief Financial Officer	September 6, 2006
José R. Vázquez

EXHIBIT INDEX

Exhibit Number	Description
(2)(a)
Agreement and Plan of Merger dated November 17, 1997 between Margo Nursery Farms, Inc. and Margo Transition Corp. (incorporated by reference to Exhibit 1 to the Company’s Form 8-K dated December 31, 1997).

(2)(b)	Articles of Merger of Margo Nursery Farms, Inc. into Margo Transition Corp., dated December 15, 1997 (incorporated by reference to Exhibit 2(a) to the Company’s Form 8-K dated December 31, 1997).

(2)(c)	Certificate of Merger of Margo Nursery Farms, Inc., into Margo Transition Corp., dated December 15, 1997 (incorporated by reference to Exhibit 2(b) to the Company’s Form 8-K dated December 31, 1997).

(3)(a)	Certificate of Incorporation as currently in effect (incorporated by reference to same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

(3)(b)	Certificate of Amendment dated May 29, 1998 to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K dated June 1, 1998).

(3)(c)	By-Laws as of January 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

(4)(a)	Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 of Form S-8 Registration Statement (No. 333-59619).

(4)(b)	1998 Stock Option Agreement (incorporated by reference to Exhibit No. 4.2 of Form S-8 Registration Statement (No. 333-59619).

(4)(c)	Form of Stock Option Agreement (incorporated by reference to Exhibit No. 4.3 of Form S-8 Registration Statement (No. 333-59619).

(4)(d)	2003 Restricted Stock Plan (filed as Exhibit A to the Company’s proxy statement dated May 7, 2003).

(4)(e)	Form of Restricted Stock Award (incorporated by reference to same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

(10)	(a) Material contracts incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1993:

(i) Lease Agreement dated January 1, 1993 between the Company and the Spectors.

(b) Material contracts incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996:

Exhibit Number	Description
(i) Lease and Purchase Agreement, dated October 31, 1996 among Cali Orchids, Inc. and the Company.

(ii) Stock Option Agreement, dated August 9, 1996, with Frederick D. Moss.

(iii) Stock Option Agreement, dated August 9, 1996, with Blás R. Ferraiuoli.

(iv) Stock Option Agreement, dated August 9, 1996, with Michael A. Rubin.

(v) Stock Option Agreement, dated July 9, 1993, with Frederick D. Moss.

(vi) Stock Option Agreement, dated July 9, 1993, with Margaret D. Spector.

(vii) Stock Option Agreement, dated July 9, 1993, with Blás R. Ferraiuoli.

(viii) Stock Option Agreement, dated August 9, 1996, with Margaret D. Spector.

(c) Material contract incorporated by reference from the Company’s Annual Report on Report on Form 10-K for the year ended December 31, 2001:

(i) Master Promissory Note for $2.5 million with Scotiabank of Puerto Rico dated January 25, 2002.

(d) Material contract incorporated by reference from the Company’s Report on Form 10-Q for the quarter ended September 30, 2002:

(i) Management Agreement, dated October 14, 2002, between Salinas Holdings, Inc. and Margo Nursery Farms, Inc.

(e) Material contract incorporated by reference from the Company’s Report on Form 10-Q for the quarter ended September 30, 2003:

(i) Employment Agreement, dated August 4, 2003, between the Company and Mr. Tulio Figueroa.

(f) Material contracts incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003:

(i) Asset Purchase and Sale Agreement dated as of August 4, 2003, between Margo Garden Products, Inc. and Tulio Figueroa d/b/a/ Global Associates.

(ii) Lease Agreement, dated as of January 1, 2004, between the Company and Michael J. Spector and Margaret Spector.

Exhibit Number	Description

(g) Material contracts incorporated by reference from the Company’s Current Report on Form 8-K dated February 23, 2005:

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

(iv) Promissory Note, dated February 16, 2005, in the amount of $3,000,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company’s Form 8-K dated February 23, 2005).

(h) Material contracts incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004:

(i) Promissory Note, dated December 31, 2004, in the amount of $1,000,000 payable to Mr. and Mrs. Spector.

(ii) Promissory Note, dated January 11, 2005, in the amount of $500,000 payable to Mr. and Mrs. Spector.

(iii) Promissory Note, dated March 10, 2005, in the amount of $500,000 payable to Mr. and Mrs. Spector.

(i) Material contracts incorporated by reference from the Company’s Report on Form 10-QSB for the quarter ended June 30, 2005:

(i) Loan Agreement, dated June 14, 2005, between Margo Caribe, Inc. and Doral Bank.

(ii) Loan Agreement, dated May 23, 2005, among Michael J. Spector, Margaret D. Spector and Margo Caribe, Inc.

(j) Material contract incorporated by reference from the Company’s Report on Form 10-QSB for the quarter ended September 30, 2005:

(i) Loan Agreement, dated August 18, 2005, between Margo State Line, Inc. and Doral Bank.

(k) Material contract filed with this Form 10-KSB:

(i) Promissory Note, dated January 27, 2006, is the amount of $1,500,000 payable to Mr. and Mrs. Spector.

Exhibit Number	Description

(14)	Code of Business Conduct and Ethics (incorporated by reference to the same exhibit number of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

(21)	List of Registrant’s Subsidiaries (filed herewith).

(23)	Consent of Deloitte & Touche LLP (filed herewith).

(31)(i)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)(ii)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)(i)	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)(ii)	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

MARGO CARIBE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-KSB
Annual Report Filed with
Securities and Exchange Commission

For the year ended December 31, 2005

MARGO CARIBE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
For the year ended December 31, 2005

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not required or not present in amounts sufficient to require submission of the schedules, or because the infor-mation required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Margo Caribe, Inc.

Vega Alta, Puerto Rico

We have audited the accompanying consolidated balance sheets of Margo Caribe, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Margo Caribe, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
September 6, 2006

Stamp No. 2179871
affixed to original.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS
	2005	2004
Current Assets:
Cash and equivalents	$277,700	$234,872
Restricted cash	-	500,000
Accounts receivable, net	1,130,465	2,128,901
Accounts receivable from major stockholder	52,777	45,630
Inventories	3,541,454	2,777,044
Due from related entity	330,513	42,479
Deferred tax asset	-	11,400
Property held for sale, net	-	156,455
Prepaid expenses and other current assets	368,908	307,980
Total current assets	5,701,817	6,204,761

Property and equipment, net	4,242,730	2,143,178
Land held for future development	1,141,324	1,131,127
Investment in unconsolidated subsidiary	618,674	535,099
Notes receivable	67,094	22,164
Distribution rights	-	100,000
Goodwill	1,063,495	-
Other assets	89,343	4,349

Total assets	$12,924,477	$10,140,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$128,488	$114,503
Current portion of notes payable to major stockholder	100,000	-
Notes payable	215,276	2,886,967
Due to major stockholder	84,500	-
Accounts payable	867,102	1,129,067
Accrued expenses	451,497	213,922
Deferred tax liability	17,417	-
Total current liabilities	1,864,280	4,344,459
Other liabilities	66,813	66,813
Long-term debt, net of current portion	4,138,177	67,492
Notes payable to major stockholder	4,350,000	1,000,000
Total liabilities	10,419,270	5,478,764

Shareholders’ equity:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value; 10,000,000 shares authorized, 2,842,531 and 2,263,189 shares issued, 2,792,781 and 2,223,389 shares outstanding in 2005 and 2004, respectively	2,842	2,263
Additional paid-in capital	5,778,649	5,706,907
Retained earnings (deficit)	(3,011,586)	(809,043)
Deferred stock compensation	(168,410)	(141,925)
Treasury stock, 49,750 and 39,800 common shares in 2005 and 2004, respectively, at cost	(96,288)	(96,288)
Total shareholders’ equity	2,505,207	4,661,914
Total liabilities and shareholders’ equity	$12,924,477	$10,140,678

See accompanying notes to consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004, 2003

	2005	2004	2003
Net sales	$9,668,861	$8,422,531	$8,433,185
Cost of sales	6,868,097	5,859,617	6,055,234
Gross profit	2,800,764	2,562,914	2,377,951
Selling, general and administrative expenses	4,461,889	3,326,703	3,821,819
Loss on impairment of intangible assets	313,095	-	-
Costs related to consolidating nursery facilities	-	-	253,738
Loss from operations	(1,974,220)	(763,789)	(1,697,606)
Other income (expense):
Interest income	4,983	8,062	9,848
Interest expense	(471,388)	(114,151)	(72,941)
Gain on collection of note receivable previously written down	-	-	25,000
Equity in earnings of unconsolidated subsidiary	83,575	110,942	75,863
Commissions from unconsolidated subsidiary	180,132	201,080	116,921
Loss from damages caused by Tropical Storm Jeanne, net	-	(78,020)	-
Miscellaneous income	3,192	19,279	51,048
Total other income (expense), net	(199,506)	147,192	205,739
Loss before deferred income tax expense	(2,173,726)	(616,597)	(1,491,867)
Deferred income tax expense	28,817	-	-
Net loss	($2,202,543)	($616,597)	($1,491,867)
Basic loss per common share	($0.79)	($0.23)	($0.57)
Diluted loss per common share	($0.79)	($0.23)	($0.57)

See accompanying notes to consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Outstanding Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at December 31, 2002	2,079,889	$2,120	$5,241,136	$-	$1,299,421	$(96,288)	$6,446,389
Issuance of common stock from exercise of stock options	61,600	62	155,787	-	-	-	155,849
Issuance of common stock under restricted stock plan	17,500	17	126,858	(126,875)	-	-	-
Deferred stock compensation amortized to operations	-	-	-	2,781	-	-	2,781
Net loss	-	-	-	-	(1,491,867)	-	(1,491,867)
Balance at December 31, 2003	2,158,989	2,199	5,523,781	(124,094)	(192,446)	(96,288)	5,113,152
Issuance of common stock from exercise of stock options	48,400	49	130,841	-	-	-	130,890
Issuance of common stock under restricted stock plan	26,500	26	127,174	(127,200)	-	-	-
Forfeited common stock under restricted stock plan	(10,500)	(11)	(74,889)	74,900	-	-	-
Deferred stock compensation amortized to operations	-	-	-	34,469	-	-	34,469
Net loss	-	-	-	-	(616,597)	-	(616,597)
Balance at December 31, 2004	2,223,389	2,263	5,706,907	(141,925)	(809,043)	(96,288)	4,661,914
Issuance of common stock from exercise of stock options	5,700	6	16,516	-	-	-	16,522
Issuance of common stock under restricted stock plan	12,250	12	94,052	(94,064)	-	-	-
Forfeited common stock under restricted stock plan	(7,014)	(7)	(38,258)	38,265	-	-	-
Deferred stock compensation amortized to operations	-	-	-	29,314	-	-	29,314
Effect of stock split	558,456	568	(568)	-	-	-	-
Net loss	-	-	-	-	(2,202,543)	-	(2,202,543)
Balance at December 31, 2005	2,792,781	$2,842	$5,778,649	$(168,410)	$(3,011,586)	$(96,288)	$2,505,207

See accompanying notes to consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES`
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,202,543)	$(616,597)	$(1,491,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407,945	383,683	404,898
Provision for bad debts	188,495	72,239	200,727
Inventory write-offs	517,747	374,471	535,971
Non-competition agreement amortization	86,905	-
Amortization of deferred financing costs	22,802	-	-
Gain on collection of note receivable	-	-	(25,000)
Deferred stock compensation	29,314	34,469	2,781
Deferred tax expense	28,817	-	-
Equity in earnings of unconsolidated subsidiary	(83,575)	(110,942)	(75,863)
Loss on disposition of property held for sale	3,660	-	-
Loss (gain) on disposition of property	-	(1,634)	64,852
Loss on impairment of intangible assets	313,095	-	-
Changes in assets and liabilities affecting cash flows from operating activities: Decrease (increase) in:
Accounts receivable	1,052,854	(976,101)	392,310
Accounts receivable from major stockholder	(7,147)	(45,630)
Inventories	(934,605)	40,842	(349,549)
Due from related entity	(288,034)	128,321	(119,774)
Prepaid expenses and other current assets	(60,927)	26,705	(22,579)
Distribution rights	-	-	(100,000)
Other assets	(107,745)	-	1,667
Increase (decrease) in:
Accounts payable	(533,711)	338,580	(38,895)
Accrued expenses	237,574	(14,282)	(104,101)
Due to major stockholder	84,500
Other liabilities	-	-	(7,425)
Net cash used in operating activities	(1,244,579)	(365,876)	(731,847)

Cash flows from investing activities:
Cash disbursed relating to business acquisition	(2,658,179)	-	-
Proceeds from the sale of property held for sale	152,795	10,000	-
Purchases of property and equipment	(269,495)	(424,671)	(1,512,372)
Increase in notes receivable	(44,930)	-	5,948
Investment in unconsolidated subsidiary	-	(175,000)	(160,000)
Investment distribution from unconsolidated subsidiary	-	4,002	400,000
Proceeds from collection of notes receivable	-	-	25,000
Decrease in restricted cash	500,000	-	-
Net cash used in investing activities	(2,319,809)	(585,669)	(1,241,424)

Cash flows from financing activities:
Increase in notes payable	316,289	1,658,466	954,859
Increase in notes payable to major stockholder	3,600,040	-	-
Repayment of notes payable to major stockholder	(150,040)	-	-
Repayment of notes payable	(3,496,127)	(456,858)	-
Issuance of common stock from exercise of stock options and stock grants, net	16,522	130,890	155,849-
Proceeds from long-term debt	3,649,725	-	109,720
Repayments of long-term debt	(329,193)	(148,256)	(162,861)
Net cash provided by financing activities	3,607,216	1,184,242	1,057,567
Net increase (decrease) in cash and equivalents	42,828	232,697	(915,704)
Cash and equivalents at beginning of year	234,872	2,175	917,879
Cash and equivalents at end of year	$277,700	$234,872	$2,175

See accompanying notes to consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Note 1 - Business and Summary of Significant Accounting Policies

Margo Caribe, Inc. and subsidiaries (the “Company”) are primarily engaged in the production and distribution of a wide range of tropical plants for sale to interior and exterior landscapers, wholesalers and retailers. The Company is also engaged in the manufacturing and distribution of its own line of planting media (“Rain Forest”), sales and distribution of lawn and garden products, acting as sales agent for consumer related products and provides landscaping design installation and maintenance services. The Company is also engaged in seeking real estate sites for the development of residential housing projects. In the first quarter of 2005, the Company, through its newly formed wholly-owned subsidiary Margo State Line, Inc. ("State Line"), a Florida Corporation, acquired the operations of State Line Bark & Mulch, Inc., a corporation organized in Folkston, Georgia. Through this subsidiary, the Company is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and soil mixes.

The Company’s nursery facility is located in Vega Alta, Puerto Rico. From this facility, the Company sells principally to customers in Puerto Rico and the Caribbean. State Line operations are conducted on a 100-acre parcel of land located in Folkston, Georgia.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Margo Caribe, Inc. (the holding company) and its wholly-owned subsidiaries, Margo Nursery Farms, Inc., Margo Flora, Inc., Margo Landscaping and Design, Inc., Margo Garden Products, Inc., Rain Forest Products Group, Inc., Garrochales Construction and Development Corporation, Margo Development Corporation, and Margo State Line, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)	Restricted Cash

At December 31, 2004, restricted cash was composed of $500,000 invested in a certificate of deposit bearing interest at 1.45%, which was pledged as collateral for certain notes payable (Refer to Note 11).

(d)	Inventories

Inventories of plant material include the cost of seeds, cuttings, pots, soil, and an allocation of chemicals, fertilizers, direct labor and overhead costs such as depreciation and rent, among others. Inventories of plant material are stated at the lower of cost (first-in, first-out) or market. Inventories of mulch and related products include the raw material costs, production labor and related, fuel, and packaging materials. Inventories are stated at the lower of average cost or market.

(e)	Property and Equipment and Land Held for Future Development

Property and equipment are carried at acquisition cost. Depreciation and amortization are provided over the estimated useful lives of the respective assets on a straight-line basis. Such useful lives range from four to forty years.

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

Property held for sale in 2004 consists of a single dwelling unit located at Vega Alta, Puerto Rico. It is stated at the lower of its carrying amount or fair value, less estimated selling costs. This property was sold during the last quarter of 2005.

(g)	Revenue Recognition

The Company recognizes sales of foliage and lawn and garden products, as well as mulch and related products sales, upon acknowledgement of receipt of merchandise by the customer. Revenues from landscaping services are recognized as plants are installed at the customers’ facilities. Revenues from garden maintenance contracts are recognized when the service is provided.

(h)	Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29 Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this statement. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial position, result of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123 (R)”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) is effective for the Company beginning on January 1, 2006 and applies to all awards granted after such date, as well as to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, will be recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 and will adopt the standard as of the required effective date will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the fair value of those awards on the date of grant calculated under SFAS No. 123. Entities that adopt the standard before January 1, 2006, may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.

The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 123 (R). The Company is therefore unable to disclose the impact that adopting SFAS No. 123 (R) will have on its financial position and results of operations when such statement is adopted.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the change. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

(i)	Income Tax

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the asset and liability method in accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Agricultural Tax Incentives Act of the Commonwealth of Puerto Rico (“Act No. 225” of December 1, 1995, as amended) provides the Company with a 90% tax exemption for income derived from “bonafide” agricultural business, including sales of nursery plants within Puerto Rico and outside Puerto Rico, as well as a 100% exemption from property, municipal and excise taxes.

Rain Forest Products Group, Inc.’s operations are covered under the Puerto Rico Industrial Tax Incentives Act of 1987 (“the Act”). Under the Act, the Company has a 90% tax exemption on income and property taxes and a 60% exemption on municipal taxes for a period of fifteen years, commencing January 1, 1997.

(j)	Income (loss) per Common Share

The Company reports its earnings per share (“EPS”) using SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(k)	Stock Split

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend paid on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. All references to the numbers of common shares and per share amounts in the consolidated financial statements and notes to the consolidated financial statements, except for the numbers of shares issued, outstanding and held in treasury at December 31, 2004 presented in the consolidated statements of changes in stockholders’ equity, have been restated to reflect the five-for-four common stock split effected in the form of a dividend on July 8, 2005.

(l)	Fair Value of Financial Instruments

The amounts included in the consolidated financial statements for cash and equivalents, short term investments, accounts receivable, notes payable, accounts payable and accrued expenses reflect their fair value due to the short-term maturity of these instruments. The fair values of the Company’s other financial instruments are discussed in Notes 7 and 12.

(m)	Accounting for Stock-Based Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in measuring stock based compensation, including options, which generally require that compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date. Accordingly, no compensation expense has been recognized for options granted under the 1998 Plan and the 1988 Plan. However, SFAS No. 123, “Accounting for Stock-Based Compensation”, provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123”, requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information. Had compensation expense been determined based upon the fair value at the grant date for awards under any plan consistent with SFAS No. 123, the Company’s net loss and net loss per share, on a pro forma basis, would have been as follows:

	Year ended December 31,
	2005	2004	2003
Net loss as reported	$(2,202,543)	$(616,597)	$(1,491,867)
Total stock based compensation expense determined under fair value based method for all awards	(42,633)	(23,685)	(43,258)
Pro forma net loss	$(2,245,176)	$(640,282)	$(1,535,125)
Earnings per share:
Basic - as reported	$(.79)	$(.23)	$(.57)
Basic - pro forma	$(.81)	$(.23)	$(.58)

Diluted - as reported	$(.79)	$(.23)	$(.57)
Diluted - pro forma	$(.81)	$(.23)	$(.58)

(n)	Use of Estimates in the Preparation of Financial Statements

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

At December 31, 2005, the Company had a deferred tax asset (refer to Note 13) of $1,617,252 which is fully offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term depending on future levels of taxable income.

(o)	Investment in Unconsolidated Subsidiary

Investment in unconsolidated subsidiary is accounted for by using the equity method of accounting for investments, under which the Company’s share of earnings of the subsidiary is reflected in income as earned, and distributions are credited against the investment in subsidiary when received.

(p)	Goodwill, Distribution Rights and Non-Competition Agreement

The Company accounts for its acquired goodwill, distribution rights and the non-competition agreement in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminates the amortization of goodwill and of indefinite-lived intangible assets and requires an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized.

(q)	Impairment of Goodwill and Other Long-Lived Assets

The Company performed the required annual impairment test on its existing goodwill and determined it was not impaired at December 31, 2005. The Company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows.

The non-competition agreement amounting to $300,000 related to the acquisition of State-Line Bark & Mulch, Inc., a Georgia corporation, through its wholly-owned subsidiary, State Line, was to be amortized over a three-year period. As the result of the operating losses of State Line’s segment, management decided to evaluate the carrying amount of the non-competition agreement and concluded that there had been a decline in value. Prior to the assessment, amortization expense of $86,905 was recorded against the asset. As a result of the assessment, a loss on impairment of intangible asset of $213,095 was recorded in the 2005 consolidated statement of operations.

Distribution rights amounting to $100,000 resulted from the amounts paid related to certain sales representation agreements for the lawn and garden operations segment.  During the year ended December 31, 2005, a decrease in sales of the products related to such agreements lead management to evaluate the carrying amount of the distribution rights.  Consequently, management assessed the value of this asset and concluded that there had been a decline in value.  As a result of the assessment, a loss on impairment of intangible asset of $100,000 was recorded in the 2005 consolidated statement of operations.

(r)	Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform them with the 2005 presentation.

Note 2 - Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon the Company obtaining additional sources of capital or borrowings until the time the Company returns to profitable operations.

During the last three years the Company has been reporting losses and negative operating cash flows. Management has taken certain steps and continues to implement changes designed to improve the Company’s financial results and operating cash flows. In particular, management has developed and implemented certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and general office expenditures; (b) partnership programs with major clients; (c) pricing strategies; (d) investments in manufacturing technology to reduce overhead and increase production in State Line; (e) discontinuation of the landscaping operation to direct additional resources towards the Company’s core business; (f) development of special plant products to improve the Company’s competitive position; (g) controls over expenditures in production supplies; (h) implementation of a strict plant production program; (i) obtaining permits for land held for development by the Company’s real estate development subsidiary; and (j) expansion into the US market through State Line by leveraging the Company’s existing relations with certain major national chain stores. In addition, the Company’s major stockholder has been financing the Company’s operations and has expressed his willingness to continue the support as needed. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows from operations.

The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 3 - Stock Based Compensation and Salary Deferral Plans

(a)	Stock Based Compensation Plans

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

During the years ended December 31, 2005 and 2004, the Company granted 12,250 and 26,500 shares of restricted stock, respectively, at a average market value per share of $6.97 and $7.25, respectively, under the Margo Caribe, Inc. 2003 Restricted Stock Plan to members of senior management. The shares of restricted stock shall vest at a rate of 20% per year over a five-year period. The shares are subject to forfeiture if employment terminates prior to vesting. Under the terms of the Restricted Stock Plan, recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established by the market price of the Company’s common stock on the date of grant. Deferred stock compensation is charged in an amount equal to the market value of the restricted shares. The deferred stock compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the vesting period. During the years ended December 31, 2005 and 2004, the Company recognized $29,314 and $34,469 respectively, in selling, general and administrative expenses related to the grants. The unamortized portion remaining in shareholders’ equity at December 31, 2005 and 2004 was $168,410 and $141,925, respectively.

In April 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) to replace the Company’s 1988 Stock Benefits Plan (the “1988 Plan”). Outstanding options granted under the 1988 Plan, including all related obligations and commitments, will continue to be honored by the Company.

Under the 1998 Plan, the Company’s Board of Directors, through a committee, may award options to purchase up to 302,500 shares of common stock, subject to adjustments for stock splits, stock dividends and other similar events, to eligible employees at 100% of the fair market value at the time of the grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. The 1998 Plan also provides for the automatic grant of options to purchase 3,438 shares of common stock to each non-employee director on the first business day following every annual meeting of shareholders. Options granted under the 1988 Plan and the 1998 Plan vest ratably over a period of five years. Vested options become exercisable one year from the date of grant and expire ten years after the date of grant. The status of the stock options granted under the 1998 Plan and the prior 1988 Plan as of December 31, 2003, 2004 and 2005, and changes during the years ended on those dates, are as follows:

Description	Shares	Price per Share Range	Weighted Average Price

Outstanding, December 31, 2002	312,125	$1.09 to $3.00	$2.09
Granted	13,750	5.80	5.80
Exercised	(77,000)	1.41 to 2.73	2.04
Forfeited	(86,625)	1.41 to 2.73	2.12

Outstanding, December 31, 2003	162,250	1.09 to 5.80	2.41
Granted	13,750	3.00	3.00
Exercised	(60,500)	1.09 to 3.00	2.16
Forfeited	-	-	-

Outstanding, December 31, 2004	115,500	1.09 to 5.80	2.56
Granted	17,188	6.80	6.80
Exercised	(6,875)	2.28 to 2.73	2.47
Forfeited	-	-	-

Outstanding, December 31, 2005	125,813	1.09 to 6.80	3.19

Exercisable, December 31, 2005	82,401	$1.09 to $6.80	$2.39

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$2.28 - $2.50	5,500	0.6	$ 2.28	5,500	$ 2.28
1.09 - 1.41	6,875	2.4	1.09	6,875	1.12
1.82 - 2.00	6,875	3.4	1.82	6,875	1.82
1.27 - 1.40	8,250	5.0	1.28	8,250	1.28
1.50 - 3.00	39,875	6.8	2.18	27,346	2.18
2.31 - 2.80	27,500	6.4	2.58	19,821	2.45
5.80	13,750	7.4	5.80	7,132	5.80
6.80	17,188	10.0	6.80	602	6.80
$1.09 - $6.80	125,813	6.4	$ 3.19	82,401	$ 2.39

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in measuring stock based compensation, including options, which generally require that a compensation cost be recognized to the extent the market price of the related stock exceeds the exercise price at the measurement date, which is generally the grant date. Accordingly, no compensation expense has been recognized for options granted under the 1998 Plan and the 1988 Plan. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), provides an alternative method for measuring compensation cost by measuring the fair value of the option at the award date. Although the compensation cost measurement criteria is not required to be adopted, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123” (“SFAS No. 148”), requires prominent disclosure of pro forma information regarding the effects of the application of its compensation cost measurement criteria and of other information.

The weighted average fair value of the outstanding options as of December 31, 2005, 2004 and 2003, was $2.55, $1.87 and $2.64, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	4.58%	5.26%	5.28%

Average life of options	10 yrs.	10 yrs.	10 yrs.

Volatility	42%	32%	78%

Dividend yield	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free-trading market. The Black-Scholes option-pricing model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options.

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

(b)	Salary Deferral Plan

During 1998, the Company established a Salary Deferral Retirement Plan (the “Retirement Plan”) under the provisions of the Puerto Rico Internal Revenue Code of 1994, as amended. The Retirement Plan covers all employees of the Company who are at least 21 years of age and have completed one year of service. Under the terms of the Retirement Plan, the Company matches up to 100% of the pre-tax contributions made by employees in an amount equal to 10% of their basic salary subject to a maximum of $8,000. For the years ended December 31, 2005 and 2004, the Company paid approximately $42,000 and $54,000, respectively, representing the matching contributions under the retirement plan for all participants.

Note 4 - Inventories

At December 31, 2005 and 2004, inventories were comprised of the following:

Description	2005	2004

Plant material	$2,347,769	$2,150,787
Lawn and garden products	262,391	352,259
Mulch finished goods	364,929	-
Raw material and supplies	566,365	273,998
	$3,541,454	$2,777,044

Note 5 - Accounts Receivable

At December 31, 2005 and 2004, accounts receivable were comprised of the following:

Description	2005	2004

Trade receivables	$1,342,138	$2,278,253
Government reimbursement	64,192	58,630
Employee advances	-	3,967
Other accounts receivable	37,667	130,059
	$1,443,997	2,470,909
Less allowance for doubtful accounts	(313,532)	(342,008)
	$1,130,465	$2,128,901

Included within trade receivables as of December 31, 2005 and 2004 are approximately $3,500 and $66,000, respectively due from Estancias de Cerro Mar, Inc. ("Estancias"), an entity controlled by the Company’s principal stockholder. During the years ended December 31, 2005, 2004 and 2003, the Company billed approximately $182,000, $541,000 and $417,000, respectively, to Estancias for landscaping and landscape maintenance services.

Note 6 - Due from Related Entity

On October 14, 2002, the Company entered into an agreement with two other unrelated parties and organized Salinas, a Puerto Rico corporation engaged in the production and distribution of sod (turf), palms and trees grown on a farm of approximately 262 “cuerdas” located in the Municipality of Salinas, Puerto Rico (see Note 10). The Company has a one third equity interest in Salinas. The remaining two-thirds are owned in equal parts by Mark H. Greene, a former director of the Company, and by Luis A. Rubí.

The Company further entered into a management agreement with Salinas to provide certain management services to the entity and to market its products. The Company earns $2,000 per month for such services and between 15% and 17% commissions on the sales of Salinas’ products. Salinas commenced operations on November 1, 2002.

At December 31, 2005 and 2004, the amount due from this related entity consisted of:

Description	2005	2004

Management fees	$2,000	$-
Commissions	170,132	-
Advances, net	158,381	42,479
	$330,513	$42,479

During the years ended December 31, 2005, 2004 and 2003, the Company’s purchases from this affiliate amounted to $206,259, $337,890, and $96,144, respectively.

Note 7 - Notes Receivable

At December 31, 2005 and 2004, notes receivable were comprised of non-interest bearing notes, due from present Company employees, due on demand, in the amount of $67,094 and $22,164, respectively.

The Company owned a note receivable with an outstanding principal balance of approximately $997,000, from the sale of Cariplant S.A. (“Cariplant”) a former Dominican Republic subsidiary, to Altec International C. por A. (“Altec”), an unrelated Dominican Republic company. The note was collateralized by the common stock and personal guarantee of the major shareholder of Altec, as well as by a junior lien on Cariplant’s property and equipment.

Due to the unfavorable collection experience, the note was written down on several occasions and reduced to a carrying value of $20,000 at December 31, 1999.

During December 2002, Altec agreed to settle the note for $450,000, in order to obtain the collateral pledged and remove the Company’s junior lien from Cariplant’s property. For the year ended December 31, 2002, the Company received $425,000, recognizing $405,000 as a gain in the accompanying statement of operations. The remaining $25,000 was received during 2003 and recognized as income upon collection.

Amounts reflected in the balance sheet for notes receivable approximate their current fair values based on market interest rates for comparable risks, maturities and collateral.

Note 8 - Property and Equipment

At December 31, 2005 and 2004, property and equipment comprised the following:

Description	2005	2004

Leasehold improvements	$2,763,683	$2,748,228
Equipment and fixtures	3,336,990	1,667,108
Transportation equipment	825,911	709,855
Real estate property	999,525	-
	7,926,109	5,125,191
Less accumulated depreciation and amortization	3,683,379	2,982,013
	$4,242,730	$2,143,178

During the years ended December 31, 2005, 2004 and 2003, depreciation expense was approximately $408,000, $384,000 and $405,000, respectively, which includes approximately $212,000, $155,000, and $147,000, respectively, charged to operations.

Note 9 - Land Held for Future Development

In December 2000, the Company purchased approximately 109 acres of land in Arecibo, Puerto Rico at a total cost of approximately $988,000, including incidental costs. The carrying value at December 31, 2005 of approximately $1,141,000 includes approximately $151,000 of capitalized interest, design and other permitting phase costs. The Company intends to develop this land into lots for residential homes and is in the process of obtaining the required permits.

Note 10 - Investment in Unconsolidated Subsidiary

The Company has accounted for its investment in Salinas using the equity method of accounting. At December 31, 2005 and 2004, and for each of the three years in the period ended December 31 2005, Salinas’ condensed financial position and results of operations information was as follows:

Assets	2005	2004

Current assets	$2,046,273	$1,772,482
Property and equipment	606,456	748,879

	$2,652,729	$2,521,361

Liabilities and Shareholders’ Equity

Current liabilities	$796,521	$589,457
Long term debt	-	325,001
Shareholders’ equity	1,856,208	1,606,903

	$2,652,729	$2,521,361

Company’s share of equity	$618,674	$535,099

Results of Operations
	Years ended December 31
	2005	2004	2003
Sales	$1,192,793	$1,310,128	$730,321
Cost of sales	546,670	560,107	245,501
SG&A expenses	388,031	416,862	257,454

Net income	$258,092	$333,159	$227,366

Company’s share of net income	$83,575	$110,942	$75,863

The Company has committed to make equity cash contributions to Salinas of up to $775,000. Total capital contributions from October 14, 2002 to December 31, 2005 amounted to $768,333. Capital returns during this same period amounted to $404,002.

Note 11 - Notes Payable

At December 31, 2005 and 2004, the Company had short-term borrowings with various financial institutions in Puerto Rico, comprised of the following:

Description	2005	2004

Unsecured note payable bearing interest at 5.98% at December 31, 2005 due in September 2006	$182,988	$-
Unsecured note payable bearing interest at 5.98% at December 31, 2005 due in September 2006	32,288
Unsecured note payable bearing interest at 4.48% at December 31, 2004 due and paid off in September 2005	-	148,467
Commercial line of credit of $2.5 million, bearing interest at 2.3% over Libor rate (2.4% at December 31, 2004) due on demand, collateralized by land held for future development and the Company’s accounts receivable and inventories, paid off in 2005	-	2,238,500
Notes payable, collateralized by a certificate of deposit, bearing interest at 1.95% and 2.05% at December 31 2004, due on demand, paid off in 2005.	-	500,000
	$215,276	$2,886,967

Note 12 - Long-Term Debt

At December 31, 2005 and 2004, the Company had long-term debt as follows:

Description	2005	2004

Long-term credit facility of $3.5 million, bearing interest at 2.75% over 90-day LIBOR rate, collateralized by real estate (parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia) and certain equipment; due on June 14, 2007	$3,499,711	-

Five-year term loans, bearing interest at rates ranging between 6.50% to 6.95% payable in monthly installments of $5,473 through December 2010, collateralized by machinery and equipment held in State Line	270,046	-

Seven-year term loan, bearing interest at 6.50% payable in monthly installments of $7,158 through August 2012, collateralized by machinery and equipment held in State Line	467,671	-

Five-year term loans, bearing interest ranging from 4.53% to 6.48% at December 31, 2005 (3.80% to 5.75% at December 31, 2004) payable in monthly installments of $13,353, through March 2006	29,237	181,995

Total	4,266,665	181,995

Less current portion	(128,488)	(114,503)

Long-term debt	$4,138,177	$67,492

At December 31, 2005 and 2004, the Company had notes payable to major stockholder as follows:

Description	2005	2004

Notes payable, due to major stockholder, bearing interest at prime, due on January 31, 2007.	$1,500,000	$1,000,000

Long-term note payable to major stockholder, bearing interest at prime, due on May 1, 2010 payable in 60 monthly installments of $8,333 and a lump-sum payment of $2,500,000 at maturity. The loan is secured by a pledge of all outstanding stock of Margo State Line, Inc. and subordinated to the long-term credit facility of $3.5 million.	2,950,000	-

Total due to major stockholder	4,450,000	1,000,000

Less current portion	(100,000)	-

Long-term debt	$4,350,000	$1,000,000

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt approximates the recorded amounts.
The annual aggregate maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2006	$228,488
2007	5,241,233
2008	222,099
2009	227,296
2010	2,667,584
Thereafter	129,965
Total	$8,716,665

The Company’s debt agreements contain various financial and non financial covenants. At December 31, 2005 and 2004 the Company was in compliance with such covenants.

Note 13 - Income Taxes

The Company provides for income taxes using the applicable statutory tax rates in the Commonwealth of Puerto Rico and in the state of Georgia.

Set forth below are explanations for the differences between the income tax provision (benefit) and the amount computed by applying the Puerto Rico and the Georgia statutory income tax rates of 39% and 39.6%, respectively to loss before income tax provision:

	2005	2004	2003

Income tax benefit computed by applying tax rate	$(846,920)	$(240,474)	$(581,827)

Decrease in income tax benefit resulting from Puerto Rico tax exemption	235,605	112,715	256,258

Changes in valuation allowance	640,132	127,759	325,569

Income tax provision	$28,817	$-	$-

Deferred income tax assets and liabilities at December 31, 2005 and 2004 related to the tax effect of temporary differences and loss carry forwards as follows:

	2005	2004
Deferred tax assets:

Net operating loss carryforwards	$1,374,667	$980,666
Valuation allowance for accounts receivable and inventoires	89,878	117,653
Financial and tax reporting difference relating to distribution rights, non-competition agreement and other	152,707	1,098,319
	1,617,252	1,086,919
Less valuation allowance	(1,617,252)	(1,098,319)
Net deferred tax asset	$-	$11,400

Deferred tax liability─financial and tax reporting difference relating to goodwill	$17,417	$-

Note 14 - Loss Per Common Share

Basic and diluted loss per common share for the years ended December 31, 2005, 2004 and 2003, were determined as follows:

	2005	2004	2003
Basic loss per common share:

Net loss attributable to common shareholders	$(2,202,543)	$(616,597)	$(1,491,867)

Weighted average number of common shares outstanding	2,788,988	2,733,396	2,639,374

Basic loss per common share	$(.79)	$(.23)	$(.57)

Diluted loss per common share:

Net loss attributable to common shareholders	$(2,202,543)	$(616,597)	$(1,491,867)

Weighted average number of common shares outstanding	2,788,898	2,733,396	2,639,374

Plus incremental shares from assumed exercise of stock options	-	-	-

Adjusted weighted average shares	2,788,988	2,733,396	2,639,374

Diluted loss per common share	$(.79)	$(.23)	$(.57)

The effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive for the years ended December 31, 2005, 2004, and 2003 thus no incremental shares were added to the weighted average number of common shares outstanding for the year.

Note 15 - Commitments and Contingencies

On September 22, 2003, the Company guaranteed a loan in the amount of $1,300,000 made to Salinas Holdings, Inc., an unconsolidated subsidiary, by an unrelated financial institution. The guaranty is continuous and limited to 33.33% outstanding principal and accrued interest on the loan. The term of the loan is thirty-six months and payable in monthly installments of $36,111, plus accrued interest. The interest rate is calculated based on the 90-day LIBOR, plus 1.5% over such rate. As of December 31, 2005, the maximum potential amount of future payments that the Company could be required to make under the guarantee is approximately $108,332, plus accrued interest.

The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 16 - Preferred Stock

The certificate of incorporation of the Company authorizes the issuance of 250,000 shares of one cent ($0.01) par value serial preferred stock, and the Board of Directors is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative rights, preferences and limitations of each such series. As of December 31, 2005, there were no outstanding shares of preferred stock.

Note 17 - Lease and Option Agreements

(a)	Property in Vega Alta, Puerto Rico

The Vega Alta facility is leased from Michael J. Spector and Margaret D. Spector (the “Spectors”), who are executive officers and principal shareholders of the Company, pursuant to a lease agreement which last renewal date was January 1, 2004. The lease has an original five year term and an option to renew for an additional five year term. Under the lease, the Company is required to pay a rent of $24,000 per month and pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. During the renewal period, the rent will be adjusted to reflect the increase in the Wholesale Price Index from the original lease term. The lease also contains an option, which permits the Company to purchase the property at its appraised value at any time during the term of the lease if both Mr. and Mrs. Spector become deceased. In consideration of the option, the Company must pay an additional $1,000 per month.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination. Total rental payments amounted to approximately $288,000 in 2005, 2004 and 2003.

(b)	Property in Barranquitas, Puerto Rico

Effective January 1, 1997, the Company entered into a lease agreement with Cali Orchids, Inc. to lease a 13 acre nursery facility located in the town of Barranquitas, Puerto Rico. Effective December 23, 2002, both the lessor and the Company executed a “Release and Settlement Agreement” in order to terminate the lease agreement. Under the terms of the agreement, the Company vacated the facilities as of June 30, 2003. As a result, the Company has consolidated the Barranquitas operation into its Vega Alta nursery farm.

Total rental payments amounted to $36,000 in 2003. No rental payments were made during the years ended December 31, 2005 and 2004.

(c)	Aggregate Lease Obligations and Expenses

The Company’s obligations under the above and other non-cancelable operating lease agreements in force at December 31, 2005 are as follows:

Year ending December 31,	Minimum Lease Payments	Additional Option Payments
2006	$288,000	$12,000
2007	288,000	12,000
2008	288,000	12,000
	$864,000	$36,000

Total rental expense under all operating lease agreements amounted to approximately $300,000, $312,000 and $324,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 18 - Supplemental Disclosures for the Statements of Cash Flows

(a)	Non-Cash Investing Activities

During the year ended December 31, 2005, Margo State Line, Inc. purchased equipment with a cost of $278,138 which was financed with funds obtained from five-year term loans with a commercial bank.

During the year ended December 31, 2005 Margo State Line, Inc. purchased equipment with a cost of $486,000 which was financed with funds obtained from a seven-year term loan with a commercial bank.

As described in Note 23, during 2005, the Company through its wholly-owned subsidiary, Margo State Line, Inc. acquired substantially all assets and assumed certain liabilities and operations of State-Line Bark & Mulch, Inc. This transaction was financed with funds obtained from long term note payable to a major stockholder.

During the year ended December 31, 2004, fully depreciated equipment with a cost of $110,262 was written off.

These non-cash transactions have been excluded form the Company’s consolidated statements of cash flows.

(b)	Non-Cash Financing and Investing Activities

Other than the assets acquired and assumed liabilities described in (a) above and in Note 23 there were no other non-cash financing and investing activities during each of the three years in the period ended December 31, 2005.

(c)	Other Cash Flow Transactions

During the years ended December 31, 2005, 2004, and 2003, the Company made interest payments of approximately $471,000, $114,000, and $73,000, respectively. During the years ended December 31, 2005, 2004 and 2003 the Company did not make any income tax payments.

Note 19 - Major Customers

During the years ended December 31, 2005, 2004, and 2002 the Company’s single largest customer accounted for approximately 33% ($3,210,000), 45% ($3,755,000), and 41% ($3,458,000), respectively, of the Company’s net sales.

Accounts receivable from the Company’s single largest customer amounted to approximately $457,000, $1,282,000 and, $443,000 at December 31 2005, 2004 and, 2003, respectively.

Note 20 - Significant Concentration of Risk

As discussed in Note 1, the Company’s operations are principally (73%) concentrated in Puerto Rico. The Company’s operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. The Company believes that it currently maintains adequate insurance coverage for its facilities and equipment. As of December 31, 2005, the Company has been unable to obtain crop and business interruption insurance coverage. The Company intends to continue to seek to obtain crop and business interruption insurance coverage at reasonable rates. However, no assurance can be given that the Company will be able to obtain such insurance coverage.

The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company’s newer facilities are being constructed with fabricated steel in an attempt to reduce the damage from any future storms. Each of the Company’s operations currently has access to a plentiful water supply and facilities for the protection of many of their weather-sensitive plants.

Accounts receivable are due from customers resident in Puerto Rico. Monitoring the operations and financial strength of the Company’s customers mitigates concentration of credit risk with respect to accounts receivable. Certain short-term certificates of deposit are placed with local financial institutions. Depositing the funds with high credit quality financial institutions and limiting the amount of credit exposure in any financial institution mitigates such credit risk.

Note 21 - Segment Information

In June 1997, the FASB issued Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires a reconciliation of total segment revenue and expense items and segment assets to the amount in the enterprise’s financial statements. SFAS No. 131 also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting.

The Company’s management monitors and manages the financial performance of five primary business segments: the production and distribution of plants, sales of lawn and garden products, landscaping services, sales of premium mulch and related products, and real estate. During 2003, the Company commenced acting as sales agent for consumer related products. These activities are included within the lawn and garden segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment’s financial condition and results of operations as if they were independent entities.

	2005
	Plants	Lawn & Garden Products	State Line	Landscaping	Real Estate	Totals

Revenue from external customers	$2,296,801	$3,394,845	$2,496,852	$1,480,363	$-	$9,668,861
Inter-segment revenues	82,432	17,171	184,445	-	-	284,048
Interest income	4,610	-	373	-	-	4,983
Interest expense	302,074	-	169,314	-	-	471,388
Depreciation and amortization	227,018	55,410	69,134	56,383	-	407,945
Segment loss	(704,065)	(437,303)	(849,586)	(211,589)	-	(2,202,543)
Segment assets	6,332,363	827,075	4,417,263	206,555	1,141,221	12,924,477
Expenditures for segment assets	61,458	-	155,786	42,055	10,196	269,495

	2004
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals

Revenue from external customers	$2,841,678	$3,739,605	$1,841,248	$-	$8,422,531
Inter-segment revenues	247,470	27,779	-	-	275,249
Interest income	8,062	-	-	-	8,062
Interest expense	114,151	-	-	-	114,151
Depreciation and amortization	263,324	66,197	54,162	-	383,683
Segment income (loss)	(471,970)	(144,859)	232	-	(616,597)
Segment assets	6,804,121	1,710,161	495,269	1,131,127	10,140,678
Expenditures for segment assets	368,695	30,476	-	25,500	424,671

	2003
	Plants	Lawn & Garden Products	Landscaping	Real Estate	Totals

Revenue from external customers	$3,738,687	$3,279,168	$1,415,330	$-	$8,433,185
Intersegment revenues	182,717	17,075	-	-	199,792
Interest income	9,848	-	-	-	9,848
Interest expense	72,941	-	-	-	72,941
Depreciation and amortization	261,003	69,895	74,000	-	404,898
Segment loss	(714,047)	(242,371)	(535,449)	-	(1,491,867)
Segment assets	6,658,810	1,003,126	446,582	1,105,627	9,214,266
Expenditures for segment assets	1,357,697	-	154,675	-	1,512,372

Note 22 - Quarterly Results of Operations (Unaudited)

Financial data showing results for each of the quarters in 2005, 2004 and 2003 are presented below. These results are un-audited. In the opinion of the management, all adjustments necessary for a fair presentation have been included.

(in thousand, except per share data)	1st	2nd	3rd	4th

2005
Net sales	$2,432	$3,279	$1,919	$2,039
Gross profit	993	1,122	570	116
Net income (loss)	24	162	(535)	(1,854)
Basic income (loss) per common share	0.01	0.01	(0.19)	(0.67)
Dilute income (loss) per common share	0.01	0.01	(0.19)	(0.67)

2004
Net sales	$2,185	$1,951	$1,836	$2,451
Gross profit	786	528	610	639
Net income (loss)	22	(213)	(350)	(76)
Basic income (loss) per common share	0.01	(0.10)	(0.16)	(0.03)
Dilute income (loss) per common share	0.01	(0.10)	(0.16)	(0.03)

2003
Net sales	$2,495	$2,156	$1,873	$1,909
Gross profit	880	748	623	127
Net income (loss)	45	(122)	(303)	(1,112)
Basic income (loss) per common share	0.02	(0.06)	(0.14)	(0.71)
Dilute income (loss) per common share	0.02	(0.06)	(0.14)	(0.71)

The results of operations since the second quarter of 2005 reflect the acquisition of State-Line Bark & Mulch, Inc. through its wholly-owned subsidiary, Margo State Line, Inc. Also, fourth quarter results reflect the effect of the impairment of distribution rights and non-competition agreement of $100,000 and $213,095, respectively, inventory write offs of $232,000, bad debt expense of $188,000 and professional services accruals for $234,000.

The results of operations for the third and fourth quarters of 2004 reflect certain significant adjustments related to the losses associated with the passage of the Tropical Storm Jeanne amounting to approximately $139,000 and $41,000, respectively. During the month of December 2004, approximately $103,000 was recognized as a reduction to such loss as a result of payment received from the Company’s the insurance company.

The results of operations for the fourth quarter of 2003 reflected a charge of approximately $234,000 to reduce inventories to the lower of cost or market and a charge of $301,000 to write off un-salable damaged inventory, of which $191,000 was reflected as part of cost of sales and $110,000 was reflected as part of the costs relating to the consolidation of the nursery facilities.

Note 23 - Acquisitions

On February 16, 2005, the Company, through its wholly-owned subsidiary, Margo State Line, Inc., a Florida Corporation, acquired substantially all the assets and assumed certain liabilities and the operations of State-Line Bark & Mulch, Inc. ("SLBM"), a Georgia corporation, pursuant to an asset purchase agreement. The results of operations of State Line have been included in the company’s consolidated results of operations beginning February 17, 2005. State Line was engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. State Line products were primarily marketed within the United States.

The aggregate purchase price, including acquisition costs, was $2,658,179 plus the liabilities assumed of $779,893. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition.

Accounts receivable	$242,913
Inventories	347,552
Land	444,500
Property and equipment	1,039,561
Other assets	51
Non-competition agreement	300,000
Goodwill	1,063,495
Total assets acquired	3,438,072

Accounts payable	271,746
Long term notes payable	508,147
Total liabilities assumed	779,893
Net assets acquired	$2,658,179

Out of the total purchase price, $300,000 was assigned to a non-competition agreement with the stockholders of SLBM. This intangible asset was considered impaired and written off. The goodwill of $1,063,495 is expected to be deductible for tax purposes.

At the date of the purchase, out of the total purchase price, the Company deposited $740,000 in two escrow accounts to cover any contingencies and expenses related to an environmental issue to which a portion of the acquired land is subject to and to cover the final purchase price of the sellers' real property. On June 3, 2005, the Company completed the acquisition of the sellers real property, consisting of approximately 100 acres, pursuant to the terms of certain agreements for the purchase and sale of real property among the Company and the shareholders of the seller; therefore, $640,000 of the aforementioned escrow accounts were released as the purchase price of the real property. On August 16, 2005, pursuant to the terms of the escrow agreement, $50,000 of the remaining $100,000 in escrow was distributed to the Seller.

The following table provides the combined pro forma unaudited financial information as if State Line was acquired at the beginning 2003:

	For the years ended December 31,
	2005	2004	2003

Net Sales	$10,074,986	$11,427,164	$11,342,603
Operating loss	(2,363,833)	(456,429)	(1,741,401)
Net loss	(2,392,650)	(493,462)	(1,660,961)
Loss per share - Basic	(0.86)	(0.18)	(0.64)
Loss per share - Diluted	(0.86)	(0.18)	(0.64)

Included in the pro forma unaudited operating income for each period presented is the elimination of revenues and costs of sales related to intercompany transactions.

Note 24 - Other Related Party Transactions

During 2005, 2004 and 2003, the Company provided certain payroll services and made payroll, communication, and transportation payments on behalf of Estancias. These payments amounted to approximately $67,000, $122,000 and $258,000 during 2005, 2004 and 2003, respectively, all of which were, in turn, billed directly by the Company to Estancias. The Company did not charge any fee to Estancias for these services. Amounts paid on behalf of Estancias were subsequently billed by the Company to Estancias.

Also, during 2005, 2004, and 2003, the Company provided certain payroll services and made payroll payments on behalf of the Spectors for two domestic employees. These payments amounted to $30,000, $29,000 and $34,000, respectively. The Company did not charge any fee for these services. Amounts paid on behalf of the Spectors were subsequently billed by the Company to the Spectors.

All payments related to the three Estancias’ employees were terminated during the third quarter of 2005, when Estancias ceased its operations following the real estate closings of homes in the Estancias de Cerro Mar residential development project. Payments to the two additional employees of the Spectors were discontinued during the second quarter of 2006.

As of December 31, 2005 and 2004 the amounts receivable from the Spectors related to these payments amounted to $52,777 and $45,630, respectively, which is presented as accounts receivable from major stockholder in the consolidated balance sheets. In August 2006, the Company received full payment of the amount.

During 2004, Blás R. Ferraiuoli, a director of the Company, acted as notary public and received legal fees in connection with real estate closings from the purchasers of homes in the Estancias de Cerro Mar residential development project, which is controlled by the Spectors.

During 2005, 2004, and 2003, $77,561, $53,748 and $56,287, respectively, was purchased from a supplier which has one member of its Board of Directors in common with the Company.

Included within the trade receivables as of December 31, 2005 and 2004 are approximately $6,700 and $150, respectively, due from a relative of one of the owners of Salinas Holdings, Inc. ("Salinas"), in which the Company owns a one-third equity interest. During the years ended December 31, 2005 and 2004 the Company billed approximately $47,500 and $2,400, respectively, to that relative for sale of plants and hard goods. No such billings were made during the year ended December 31, 2003.

Note 25 - Tropical Storm Jeanne

On September 15, 2004, Puerto Rico was struck by Tropical Storm Jeanne (Jeanne). Jeanne damaged a portion of the Company’s facilities (shade houses) and inventory of plant material.

For the year ended December 31, 2004, as a result of the damages caused by Jeanne, the Company recorded the following loss:

Description	Amount

Inventory damaged or destroyed	$88,735
Restoration, clean up and debris removal	37,418
Property destroyed (replacement cost)	55,262
$181,415
Less: Proceeds from insurance claims	(103,395)
Loss from damages caused by Jeanne	$78,020

Note 26 - Subsequent Events

(a) LOANS FROM STOCKHOLDERS - During the first quarter of 2006, Michael J. Spector and Margaret D. Spector made a loan of $2,000,000, of which $1,500,000 were disbursed to the Company to be used for its general working capital and capital improvements in State Line. The loan bears interest at a rate equal to the 90-day LIBOR rate plus 1.50%.

The Company did not pay any commitment fee or commission in connection with any of theses loans. The Company’s Board of Directors believes that the terms and conditions of the loans are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.

On January 31, 2006, the Company entered into an agreement with Michael J. Spector and Margaret D. Spector to extend the maturity of two separate loans of $1,000,000 and $500,000, respectively, to January 31, 2007.

(b) LOANS FROM FINANCIAL INSTITUTIONS - on August 9, 2006, Margo State Line, Inc. (“Margo State Line”), the Company’s wholly owned subsidiary, obtained a seven year $800,000 term loan to be used for the acquisition and installation of robotics equipment at Margo State Line’s mill, located in Folkston, Georgia. Margo State Line also entered into a one-year revolving credit agreement for an aggregate principal amount of $1,000,000 to be used for general working capital.

(c) DISCONTINUED OPERATIONS - Landscaping Division

In February 2006, the Company decided to discontinue the Landscaping operations and to dispose of the assets of such subsidiary. After a careful evaluation of the results of the operations of such division, the cancellation of various important maintenance contracts, and the slow down of the economy, management concluded that this operation is not expected to return to profitability in the foreseeable future.

The following represents summarized financial information of such subsidiary, which was consolidated within the Company totals for the years ended December 31, 2005, 2004, and 2003:

	For the years ended December 31,
	2005	2004	2003

Net sales	$1,480,363	$1,841,248	$1,415,330
Cost of sales	1,068,148	1,326,181	1,199,024
Gross margin	412,215	515,067	216,306
SG&A expenses	623,804	514,835	751,755

Net income/(loss)	$(211,589)	$232	$(535,449)

This segment did not have any commitments or contingencies as of the measurement date, other than two operating leases for operations vehicles. However, after certain negotiations with the lessor, the Company was able to cancel these lease agreements without any material penalties. The Company does not expect to have any involvement in the discontinued or similar operations in the future.

The discontinuation of this operation will reduce the Company’s consolidated net sales, costs and expenses. However, based on the operating results of this segment and the cancellation of certain maintenance contracts effective 2006, the decision may result in a reduction of the Company's consolidated net operating loss. No impact is foreseen on the financial condition of the Company, as a whole, nor negative effects on the continuing operations. In March 2006, all fixed assets with a net book value of approximately $80,000 as of December 31, 2005 were sold for a consideration amounting to $90,000.

SCHEDULE II

MARGO CARIBE, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C		Column D	Column E

Description	Balance Beginning Of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance End of Year

Year ended December 31, 2005: Allowance for doubtful accounts	$342,000	$188,000	$-	$(217,000)	$313,000

Year ended December 31, 2004: Allowance for doubtful accounts	$325,000	$72,000	$-	$(55,000)	$342,000

Year ended December 31, 2003: Allowance for doubtful accounts	$195,700	$201,000	$-	$(71,700)	$325,000

Sch II - 1