Form 10-Q
period 2006-03-31
MARGO CARIBE INC
filed 2009-03-30
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15336

MARGO CARIBE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Puerto Rico (State of Other Jurisdiction of Incorporation or Organization)	66-0550881 (I.R.S. Employer Identification No.)
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
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 2,862,481shares of common stock, $.001 par value, outstanding as of September 30, 2008.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

MARGO CARIBE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2006

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

EXPLANATORY NOTE

Margo Caribe, Inc. (the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, because of delays in the preparation of the Company’s unaudited financial statements for the period as a result of a number of management changes, including turnover in the Chief Financial Officer position, which have delayed the Company’s financial reporting schedule.

Concurrently with this Form 10-Q, the Company is filing its Quarterly Reports of Form 10-Q for the quarters ended June30, 2006 and September 30, 2006 and, as soon as practicable following the filing of this Form 10-Q, for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 and the Annual Reports on Form 10-K for the years ended December 31, 2006 and 2007.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS
2006

Current Assets:
Cash	$416,034
Accounts receivable, net	1,364,885
Current portion of inventories	2,133,058
Due from equity investee	410,690
Due from shareholder	62,475
Prepaid expenses and other current assets	294,165

Total current assets	4,681,307

Non-current portion of inventories	471,294
Property and equipment, net	4,133,280
Land held for future development	1,161,870
Investment in unconsolidated subsidiary	693,934
Notes receivable	67,095
Goodwill	1,063,495
Other assets	90,130

Total assets	$12,362,405

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$172,346
Notes payable	166,085
Accounts payable	722,882
Accrued expenses	565,585
Deferred tax liability	17,417

Total current liabilities	1,644,315

Other liabilities	66,814
Long-term debt, net of current portion	3,705,627
Line-of-credit, long-term	3,499,711
Notes payable to major stockholder	2,771,867

Total liabilities	11,688,334

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares issued	–
Common stock, $.001 par value; 10,000,000 shares authorized, 2,862,481 shares issued and 2,812,731 shares outstanding	2,862
Additional paid-in capital	5,632,044
Accumulated deficit	(4,864,547)
Treasury stock, 49,750 common shares at cost	(96,288)

Total stockholders’ equity	674,071

Total liabilities and stockholders’ equity	$12,362,405

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Net sales	$1,994,394	$2,069,046

Cost of sales	1,525,990	1,202,655
Non recurring inventory write-down	1,000,000	–

	2,525,990	1,202,655

Gross profit (loss)	(531,596)	866,391
Selling, general and administrative expenses	1,188,978	870,998

Loss from operations	(1,720,574)	(4,607)

Other income (expenses):
Interest income	–	2,022
Interest expense	(151,301)	(64,099)
Equity in earnings of unconsolidated subsidiary	5,260	22,722
Commissions from unconsolidated subsidiary	55,064	46,718
Miscellaneous income	16,683	6,035

Total other income (expenses), net	(74,294)	13,398

Income (loss) from continuing operations	(1,794,868)	8,791
Income (loss) from discontinued operations	(58,093)	15,854

Net income (loss)	$(1,852,961)	$24,645

Basic and diluted income (loss) per common share, from continuing operations	$(0.64)	$0.00
Basic income (loss) per common share, from discontinued operations	$(0.02)	$0.01
Total net income (loss) per common share	$(0.66)	$0.01

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006
(Unaudited)

	Common Stock Outstanding	Common Stock Account	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total

Balance at January 1, 2006	2,792,781	$2,842	$5,778,649	$(168,410)	$(3,011,586)	$(96,288)	$2,505,207
Reversal of deferred compensation upon 123R adoption	–	–	(168,410)	168,410	–	–	–
Issuance of common stock under restricted stock plan	19,950	20	(20)	–	–	–	–
Deferred stock compensation recognized in operations	–	–	21,825	–	–	–	21,825

Net loss	–	–	–	–	(1,852,961)	–	(1,852,961)

Balance March 31, 2006	2,812,731	$2,862	$5,632,044	$–	$(4,864,547)	$(96,288)	$674,071

See accompanying notes to consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,852,961)	$24,645
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	131,085	112,151
Provision for bad debts	180,000	–
Inventory write-down	1,000,000	–
Non-competition agreement amortization	–	11,905
Deferred stock compensation	21,825	9,705
Equity in earnings of unconsolidated subsidiary	(5,260)	(22,722)
Gain on sale of equipment	(61,021)	–
Changes in assets and liabilities affecting cash flows from operating activities:
Decrease (increase) in:
Accounts receivable	(414,421)	195,628
Inventories	(62,897)	(306,085)
Due from related entity	(80,177)	(73,634)
Prepaid expenses and other current assets	74,743	(41,453)
Other assets	(787)	(36,119)
Increase (decrease) in:
Accounts payable	(144,220)	(154,485)
Accrued expenses	114,089	34,955
Due to major stockholder	(94,198)	–

Net cash used in operating activities	(1,194,200)	(245,509)

Cash flows from investing activities:
Cash disbursed relating to business acquisition	–	(2,600,000)
Proceeds from the sale of property and equipment	119,000	–
Purchase of property and equipment	(77,383)	(49,468)
Investment in land for future development	(22,775)	(8,000)
Investment in unconsolidated subsidiary	(70,000)	–

Net cash used in investing activities	(51,160)	(2,657,468)

Cash flows from financing activities:
Proceeds from notes payable issued to major stockholder	1,500,000	3,500,000
Proceeds from long-term debt	3,144,801	–
Repayment of notes payable to major stockholder	(3,178,134)	(49,489)
Issuance of common stock from exercise of stock options and stock grants	–	13,828
Repayments of long-term debt and notes payable	(82,973)	(337,830)
Net cash provided by financing activities	1,383,694	3,126,509

Net increase in cash and equivalents	138,334	223,532
Cash and equivalents at beginning of period	277,700	234,872
Cash and equivalents at end of period	$416,034	$458,404

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively “the Company”); Margo State Line, Inc. (since February 17, 2005), Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc. (which ceased operating on February 28, 2006), Margo Garden Products, Inc., Rain Forest Products Group, Inc., and Margo Development Corporation.

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

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2006. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, our prior independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our annual audited financial statements as of December 31, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Accounting for Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and changed the Company’s previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the provisions of SFAR 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going forward basis. Under the modified prospective recognition method, restatement of consolidated income from prior interim and annual periods is not required, and accordingly, the Company has not provided such restatement for prior interim periods or fiscal years. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that remained outstanding on January 1, 2006 and all subsequent awards. This pronouncement also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than as cash flows from operating activities. The balance of deferred compensation expense recorded in the balance sheet at December 31, 2005, of $168,410, was reclassified as Additional Paid-in Capital upon implementation of the standard.

Effective May 2, 2003, the Company adopted the Margo Caribe, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”). Under the terms of the Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant up to 275,000 shares of common stock to officers and other key employees of the Company, subject to adjustments for stock splits, stock dividends, and other similar events. The restricted stock grants may be subject to time-based or performance-based restrictions.

During the quarter ended March 31, 2006, the Company granted 19,950 shares of restricted common stock with a market value of $7.25 per share on the date of grant under the Restricted Stock Plan to members of management and certain other employees. The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Under the terms of the Restricted Stock Plan, recipients of restricted shares are entitled to dividends and to vote their respective shares. The value of all of the restricted shares is established based on the market price of the Company’s common stock option on the date of grant. As of March 31, 2006, 56,000 shares issued under this Plan were outstanding but not vested.

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

Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model. The fair value of the Company’s grants of non-vested stock (“Restricted Stock”) is based on the intrinsic value. Restricted Stock and stock options granted under the Plan typically expire at the earlier of five years or termination of the holder’s employment with the Company, unless otherwise determined by the Compensation Committee of the Board of Directors.

In 2006, the Company recognized the impact of all stock-based compensation in its consolidated statement of operations, and did not capitalize any amounts on the consolidated balance sheet. The following table presents the stock-based compensation included in the Company’s consolidated statements of income and the effect on earnings per share:

Quarter Ended March 31, 2006

Stock-based compensation expense:
Selling, general and administrative	$21,825
Income tax benefit	–

Net Compensation expense	$21,825

Effect on earnings per share:
Basic and diluted loss per share	$0.01

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and the compensation costs related to the employee stock options was generally not recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounted for options granted to nonemployees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS No. 48, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Had compensation costs for the stock option plans been determined based on the fair value  at the grant date for awards under any plan consistent with  the provisions of SFAS 123, the Company’s net income and net income per share, on a pro forma basis would have been as follows:

Quarter Ended March 31, 2005

Net income as reported	$24,645
Total stock based compensation expense determined under fair value based method for all awards	(4,570)

Pro forma net income	$20,075

Earnings per share:

Basic and diluted – as reported	$0.01

Basic and diluted – pro forma	$0.01

The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model using the weighted average assumptions in the schedule below (expected volatility is based upon the historical volatility of the Company’s stock price).
	Quarter Ended March 31,
	2006	2005

Risk-free interest rate	N/A	5.26%

Average life of options	N/A	10 yrs.

Volatility	N/A	17.29%

Dividend yield	N/A	0%

There were no stock options granted in 2006, therefore, no information is provided in the above table for 2006.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free-trading market. The Black-Scholes option-pricing model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options.

Note 3 – Significant Accounting Policies

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

Significant estimates include receivables, inventory and goodwill valuation, useful lives of depreciable assets and the value of equity based awards.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibles of specific customers and such customers’ prior credit experience. In addition, the Company evaluates the prior years’ experience of the allowance as a whole. As of March 31, 2006, the allowance for doubtful accounts was $490,000.

Goodwill

The Company accounts for its acquired goodwill (related to the State Line acquisition in 2005) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill and requires an annual review for impairment. See Note 18 Subsequent Events.

Impairment of Other Long-Lived Assets

The Company evaluates for impairment the long-lived assets to be held and used, and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. See Note 18 Subsequent Events.

Inventories

Plant material is charged with direct and indirect costs, based on normal capacity, until the plant is readily available for sale. Plant material is periodically written down, if necessary, when cost is not expected to be realized. Manufactured products, raw materials, and supplies are stated at the lower of cost or market.

The Company has also identified certain plant inventory (principally palms and trees sold at commercial levels) for which there is currently a very limited market, due to the slow down of major hotel and other real estate developments. This inventory has been classified as non-current and it has been valued based on management’s best current estimate of its future realization. As the holding period of these products increases, the risks of loss from possible plant disease and pests, weather issues, and excessive growth also increase. Accordingly, actual losses may differ from management’s estimates. See Note 18 Subsequent Events.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Equipment and vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases. Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, is provided using the straight-line basis over the shorter of the estimated useful lives of the assets or lease term.

Deferred Taxes

The Company has significant deferred tax assets, principally from available carry-forward losses, which are entirely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future, by the individual entities, as under the Puerto Rico and Federal Codes, entities engaged in business in different jurisdictions or within Puerto Rico cannot file consolidate income tax returns. The amount of the deferred tax asset that is considered by management to be realizable could change in the near term depending on future levels of taxable income projected to be reported by the individual entities.

Investment in Unconsolidated Subsidiary

The Company accounts for its investment in Salinas Holdings, Inc., an entity in which it owns less than 50% and does not have a controlling financial interest, using the equity method. The Company has determined that this investment is not a variable interest entity as defined in Fin 46(R) and does not require consolidation.

Reclassifications

Certain balances in the 2005 financial statements have been reclassified to conform to the current period presentation.  Significant reclassifications were: 1) manufacturing costs and expenses, totaling $49,567, that have been reclassified from selling, general administrative to cost of sales; and 2) discontinued operations more fully disclosed in Notes 10 and 17.

Note 4 – New Accounting Pronouncements

In September 2006, FASB issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements under other accounting pronouncements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, if the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. Management does not expect that the implementation of this Statement will have no significant effect on the Company’s financial statements.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

During the first quarter of 2006, the Company implemented SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS 154 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

During the first quarter of 2006, the Company implemented SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period expense. In addition, SFAS 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption this statement had no significant effect on the Company’s results of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Note 5 – Change in Accounting Estimate

Effective January 1, 2006, the Company reduced the estimated useful life of certain assets, to better match the estimated future benefits inherent in the assets. The effect of this change was to increase the loss from continuing operations by approximately $23,000 (approximately $0.01 per share), during the three months ended March 31, 2006.

Note 6 - Inventories

At March 31, 2006, inventories included the following:

Description	2006

Plant material – current portion	$768,147
Lawn and garden products	511,422
Mulch finished products	509,681
Raw materials and supplies	343,808

Current inventory	2,133,058
Plant material – non current portion	471,294

$2,604,352

During 2006, the Company noted a continued deterioration of the Puerto Rico economy combined with significant consumer price increases that have affected the sale of plants for consumer markets. Because management did not foresee a significant positive change in this trend in the near-term, the Company wrote down inventories by $1,000,000, which was the best management estimate at that point in time. See Note 18 Subsequent Events.

Note 7 - Property and Equipment

At March 31, 2006, property and equipment included the following:

Description	2006

Real estate property, including land of $450,000	$1,041,763
Leasehold improvements	1,242,041
Shade and green houses	1,521,642
Equipment and fixtures	3,259,615
Transportation equipment	415,231

7,480,292
Less accumulated depreciation and amortization	(3,347,012)

$4,133,280

As of March 31, 2006, the accumulated amortization of leasehold improvements (including shade and green houses) was approximately $1,136,070. Related amortization expense for the three month periods ended March 31, 2006 amounted to approximately $21,000.

As of March 31, 2006, leasehold improvements (including shade and green houses) at the Plants Division had an unamortized book value of $1,627,613.  The realization of these assets was predicated on a turn around of these operations. See Note 18 Subsequent Events.

Note 8 – Investment in Unconsolidated Subsidiary

The Company, through its wholly-owned subsidiary Margo Nursery Farms, Inc. (“Margo Nursery”), owns a 33.33% equity interest in Salinas Holdings, Inc. (“Salinas”), a Puerto Rico corporation engaged in the growing of sod (turf), palms and trees on a leased farm of approximately 262 “cuerdas” (one “cuerda” approximates 0.97 of an acre) located in the Municipality of Salinas, Puerto Rico. Salinas has also entered into a management agreement with Margo Nursery whereby Margo Nursery provides certain management services to Salinas and is responsible for all sales and marketing activities of Salinas. Under the management agreement, the Company earns $2,000 per month for management services and commissions on the gross collected revenue of Salinas ranging from 15% to 17%. Salinas commenced operations on November 1, 2002.

The investments in, and the results of operations of, Salinas are not consolidated with the financial statements of the Company, but instead the Company has accounted for its investment in Salinas using the equity method of accounting. At March 31, 2006 and for the three months ended March 31, 2006 and 2005, Salinas’ unaudited statements of financial position and results of operations information were as follows:

Assets	2006

Current assets	$2,555,812
Property and equipment, net	573,521

$3,129,333

Liabilities and Shareholders’ Equity

Current liabilities	$737,329
Long-term liabilities	–

Total liabilities	737,329
Shareholders’ equity	2,392,004

Total liabilities and shareholders’ equity	$3,129,333

Company’s share of equity	$693,934

Results of Operations	2006	2005

Sales	$305,434	$310,574
Cost of sales	168,541	145,448

Gross profit	136,893	165,126
General and administrative expenses	121,096	96,890

Net income	$15,797	$68,236

Company’s share of net income	$5,260	$22,722

For the three months ended March 31, 2006, the change in the Company’s investment in Salinas Holdings was as follows:

Description	Amount

Balance at December 31, 2005	$618,674
Additional investment	70,000
Equity in earnings of unconsolidated subsidiary for 2006	5,260

Balance at March 31, 2006	$693,934

As of March 31, 2006, each of the three stockholders of Salinas had committed to contribute an additional $230,000 of which the Company had contributed $70,000 as of such date and will contribute $160,000 thereafter.

The balance due from Salinas of $410,690 as of March 31, 2006, was substantially collected subsequently.

Note 9 - Income per Common Share

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

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split effected in the form of a stock dividend. The stock dividend was issued on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The stock dividend resulted in 558,456 additional shares being issued. Accordingly, the weighted average number of shares outstanding (and stock options) for the periods ended March 31, 2005 have been retroactively adjusted to reflect the effect of the stock dividend.

	Quarter Ended	Quarter Ended
Basic income per common share:	March 31, 2006	March 31, 2005

Income (loss) from continuing operations	$(1,794,868)	$8,791

Income (loss) from discontinued operations	$(58,093)	$15,854

Net income (loss)	$(1,852,961)	$24,645

Adjusted weighted average shares	$2,812,510	$2,271,980

Basic and diluted income (loss) per common share, from continuing operations	$(0.64)	$0.00

Basic income (loss) per common share, form discontinued operations	$(0.02)	$0.01

For the three months ended March 31, 2006 and 2005, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive or not significant; thus, no incremental shares were added to the weighted average number of common shares outstanding for the period.

Note 10 - Segment Information

Following the discontinuation of the landscaping segment in February 2006, the Company’s management monitors and manages the financial performance of four primary business segments: the production and sale of mulch and other related products, the production and distribution of plants, sales of lawn and garden products and other related products, and real estate. These segments were determined by management based on the internal reporting used to evaluate performance and allocate resources, as well as the nature of the products and services offered by the respective segments. Segment income (loss) associated with the discontinued landscaping segment was reclassified to income (loss) form discontinued operations.  The segment information for 2005 has been restated to reflect these changes and to reclassify certain general corporate overhead expenses of $86,230, originally charged to the now discontinued landscaping segment to the continuing segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss. Please refer to “Note 3 – Significant Accounting Policies”, above, for additional information on the Company’s accounting policies.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment’s financial condition and results of operations as if they were independent entities.

	Quarter Ended March 31, 2006
	Plants	Lawn & Garden Products	State Line	Real Estate	Totals
Revenue from external customers	$548,979	$827,351	$618,064	$–	$1,994,394
Inter-segment revenues	2,931	–	80,334	–	83,265
Interest income	–	–	–	–	–
Interest expense	40,963	22,537	87,801	–	151,301
Depreciation and amortization	77,235	12,609	26,440	–	116,284
Segment loss (1)	(1,329,781)	(268,443)	(196,644)	–	(1,794,868)
Segment assets	4,938,950	1,057,158	5,052,931	1,261,697	12,310,736
Expenditures for segment assets	836	–	76,549	22,775	100,160

	Quarter Ended March 31, 2005
	Plants	Lawn & Garden Products	State Line (2)	Real Estate	Totals
Revenue from external customers	$591,412	$854,316	$623,318	$–	$2,069,046
Inter-segment revenues	46,451	14,501	–	–	60,952
Interest income	2,022	–	–	–	2,022
Interest expense	48,163	31	15,905	–	64,099
Depreciation and amortization	71,406	16,516	10,435	–	98,357
Segment income (loss)	16,278	(81,886)	74,399	–	8,791
Segment assets	6,912,340	1,485,455	3,784,186	1,139,127	13,321,108
Expenditures for segment assets	10,797	–	10,247	8,000	29,044

(1) The Plants segment includes a non-recurring inventory write-down of $1,000,000.

(2) Since inception on February 16, 2005.

See Note 17 for segment information related to the discontinued landscaping segment.

Note 11 - Supplemental Disclosures for the Condensed Consolidated Statements of Cash Flows

a)	Non-Cash Investing and Financing Activities

There were no significant non-cash transactions to exclude from the Company’s consolidated statements of cash flows.

b)	Other Cash Flow Transactions

Other cash flow transactions for the three months ended March 31, 2006 and 2005, include interest payments amounting to approximately $121,000 and $64,000, respectively. There were no income tax payments for the three months ended March 31, 2006 and 2005.

Note 12 - Major Customers

During the three months ended March 31, 2006 and 2005, the Company’s single largest customer accounted for approximately 36% ($710,000) and 37% ($772,000), respectively, of the Company’s net consolidated sales. There were no other customers accounting for 10% or more of the Company’s net consolidated sales.

For the Puerto Rico operations during the three months ended March 31, 2006 and 2005, the Company’s two largest customers accounted for approximately 52% ($710,000) and 13% ($185,000), and 53% ($772,000) and 17% ($243,000), respectively, of the net sales from Puerto Rico operations. There were no other customers accounting for 10% or more of the area’s net sales.

For State Line’s operations during the three months ended March 31, 2006 and 2005, the Company’s single largest customer accounted for approximately 33% ($207,000) and 22% ($140,000), respectively of this segment’s net sales. There were no other customers accounting for 10% or more of this segment’s net sales.

Note 13 – Contingencies

The Company’s plant operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests. In recent years, the Company has been unable to obtain crop and business interruption insurance coverage at reasonable cost. No assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future. The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards. The Company’s newer facilities were constructed with fabricated steel in an attempt to reduce the damage from severe weather. The Company’s nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather sensitive plants.

The Company is also a party to various legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 14 - Notes Payable to Principal Stockholder

At March 31, 2006, notes payable to the Company’s principal stockholder include three notes totaling to $2,771,867, due on January 31, 2008. These notes bear interest at the then current prime rate and are unsecured obligations of the Company.  See Note 18 for disclosure about the subsequent restructuring of this indebtedness.

For the three months periods ended March 31, 2006 and 2005, interest expense on indebtedness to the Company’s principal stockholder amounted to $32,196 and $34,020, respectively.

Note 15 - Notes Payable to Financial Institution

Revolving Facilities:

On June 14, 2005, the Company entered into a long-term secured credit facility with a commercial financial institution. The note evidencing the facility provides for a maximum amount of $3,500,000, of which $3,499,711 was outstanding as of March 31, 2006. Of this amount, approximately $2,811,000 was used to refinance certain notes payable to another financial institution. The credit facility is a revolving line-of-credit with a maturity date of September 13, 2007. The note bears interest at a rate equal to the published 90-day LIBOR rate plus 275 basis points. The note is secured with certain real estate (parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia) and certain equipment of the Company.  This note was refinanced on
August 17, 2007.  The interest rate was changed to a fixed 8% and its maturity date extended to August 17, 2009.

Term Loans:

On March 24, 2006, the Company entered into a long-term financing agreement with a commercial financial institution for $3,144,801. The proceeds from the financing were used to pay-off higher interest rate financing. The note evidencing the financial agreement has a maturity of September 23, 2007. The note bears interest at 5.50% and is secured by personal assets of the Company’s principal stockholder.  See Note 18 Subsequent Events.

On August 31, 2005, the Company entered into a long-term financing agreement with a commercial financial institution for $486,000, of which $453,844 was outstanding as of March 31, 2006. The proceeds from the financing were used for the acquisition of grinding equipment. The note has a maturity date of September 30, 2012 and bears interest at a rate equal to 6.50% and is secured with the grinding equipment acquired by the Company.

On October 17, 2005, the Company entered into a long-term financing agreement with a commercial financial institution. The note evidencing the agreement amounted to $279,000 of which $256,480 was outstanding as of March 31, 2006 and was used for the acquisition of distribution equipment and to refinance certain machinery acquired in connection with the acquisition of State Line. The note has a maturity date of September 17, 2010. The note bears interest at 6.95% and is secured with the equipment.

Note 16 – Other Related Party Transactions

During the three months ended March 31, 2006 and for the year ended December 31, 2005, the Company provided certain services on behalf of its principal stockholders and to a company owned by such stockholders. These payments amounted to $ 76,000 in 2006 and $30,000 in 2005. The Company did not charge any fee for these services. These amounts were settled prior to September 30, 2006, and the practice of providing payments directly or indirectly on behalf of the principal stockholders was terminated. See PART II ITEM 5.

On January 1, 2004, but retroactively to January 1, 2003, the Company and the Company’s principal stockholders entered into a new lease agreement with respect to the Company’s main Puerto Rico nursery farm. The lease has an initial term of five years and is renewable for one additional term of five years at the option of the Company. During the initial term of the lease, rent is set at $24,000 per month. During the renewal term, the rent increases to the greater of (x) $24,000 per month or (y) the original $24,000 per month adjusted on the basis of the increase in the Wholesale Price Index (“WPI”) published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 2003 to the WPI in effect on January 1, 2008. Additionally, the Company was required to pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option that permits the Company to purchase the property at its appraised value in the event of the death of both Mr. and Mrs. Spector.  In consideration of this option, the Company is required to pay the Spectors an additional $1,000 per month. The independent directors approved the new lease agreement. Rental payments made during the three months ended March 31, 2006 and 2005 amounted to $75,000, respectively.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements to the property as of the date of termination of the lease.

During the three month ended March 31, 2006 and 2005, $15,129 and $19,066, respectively, was purchased from a supplier, which has one member of its Board of Directors in common with the Company.

Note 17 - Discontinued Operations – Landscaping Division

In February 2006, the Company decided to discontinue the Landscaping operations and to dispose of the assets of such subsidiary. After a careful evaluation of the results of the operations of such division, the cancellation of various important maintenance contracts, and the slow-down of the Puerto Rico economy, management concluded that this operation was not expected to return to profitability in the foreseeable future and therefore was discontinued.

The following represents summarized financial information of such subsidiary, which was consolidated within the Company totals for the quarters ended March 31, 2006, and 2005:

	Quarter Ended
	March 31,
	2006	2005

Net sales and other income of $44,000 in 2006	$119,514	$405,350
Cost of sales	101,500	327,446

Gross margin	18,014	77,904
SG&A expenses	76,107	62,050

Net income (loss)	$(58,093)	$15,854

Expenditures for segment assets	$–	$28,424

Cost of sales of the discontinued segment includes depreciation expense of $14,801 in 2006 and $13,794 in 2005.

As of March 31, 2006, assets of the discontinued segment were $51,669.

This segment did not have any commitments or contingencies as of the measurement date, other than two operating leases for operations vehicles. After negotiations with the lessor, the Company was able to cancel these lease agreements without any material penalties. The Company does not expect to be involved in the discontinued or similar operations in the future.

The discontinuation of this operation reduced the Company’s consolidated net sales, costs and expenses. However, based on the operating results of this segment and the cancellation of certain maintenance contracts effective 2006, the decision is expected to result in a reduction of the Company’s consolidated net operating loss. No impact is foreseen on the financial condition of the Company, as a whole, nor negative effects on the continuing operations.

Note 18 – Subsequent Events

On August 9, 2006, Margo State Line, Inc. (“Margo State Line”), the Company’s wholly owned subsidiary, obtained a seven-year $800,000 term loan to be used for the acquisition and installation of automated packing equipment at Margo State Line’s mill, located in Folkston, Georgia. Margo State Line also entered into a one-year revolving credit agreement for an aggregate principal amount of $1,000,000 to be used for general working capital.

During December 2006, management determined that efforts to turn around the Plants segment has not reserved in any significant improvements and accordingly recorded an approximate $1,000,000 write down of leasehold improvements. The Company also wrote down Plant inventories by an additional $500,000.

As of December 31, 2006, the Company foresaw that the market conditions for its State Line segment would prevent growth at the projected levels and accordingly, determined that its Goodwill was impaired and wrote off the same.

On May 23, 2007, the Company restructured $3.9 million of outstanding debt with its principal stockholders. The parties agreed to exchange 15,600 newly-issued shares of the Company’s 6.5% cumulative convertible preferred stock with an aggregate liquidation value of $3.9 million in return for the cancellation of an equivalent amount outstanding indebtedness.  For additional information relating to the terms of the preferred stock please refer to the Company’s current Report on Form 8-K filed with the SEC on June 1, 2007.

On August 16, 2007, Margo State Line, Inc. obtained a term loan for $700,000 secured by land at its State Line’s mill in Folkston, Georgia.  The loan document called for monthly payments of principal and interest at 7.54% and matured on August 16, 2012.  On December 24, 2008, the Company paid the loan in full and the security deed on the land was cancelled.

On October 19, 2007, the due date of the term loan with a principal balance of $3,144,801 was extended to October 24, 2009 by the commercial financial institution with similar terms of the original note agreement.

On March 4, 2008 but retroactive to January 1, 2008, the Company negotiated with the Spectors an option to renew the lease agreement annually, for up to five years, under terms substantially similar to those described in Note 16, above. The agreement was approved by the independent directors.

On September 26, 2008, the Company filed a Form 15 with the SEC to voluntarily deregister its common stock under the Securities and Exchange Act of 1934.

On November 17, 2008, Margo State Line, Inc. was notified by a secured lender that four of their term loans were in technical default for failure to maintain certain financial ratio covenants.  One of the loans was subsequently paid in full and the Company has requested waivers on the remaining three loan defaults.  The Company has always been and remains current on all loan payments on the three remaining loans.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Margo Caribe, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the business of manufacturing, growing and distributing lawn and garden products. The Company is engaged in the manufacturing and distribution of its own line of planting media and aggregates (including bark and premium mulch), growing and distributing of tropical plants and trees and the distribution of lawn and garden products. In addition, since 2000, the Company holds real estate for future development of housing projects, and since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico. Effective February 28, 2006, the Company discontinue its landscaping operations, which were conducted by Margo Landscaping & Design, Inc. (“Landscaping”).

The Company’s continuing operations include Margo Caribe, Inc., Margo State Line, Inc.(“State Line”), Margo Garden Products, Inc. (“Garden Products”), Rain Forest Products Group, Inc. (“Rain Forest”), Margo Nursery Farms, Inc. (“Nursery Farms”), Margo Development Corporation (“Margo Development”), and a one-third equity interest in Salinas Holdings, Inc. (“Salinas”), all Puerto Rico corporations, except State Line which is a Florida corporation.

State Line is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils. State Line operates out of a facility in Folkston, Georgia and its products are primarily marketed in the United States, directly by the Company, and in Puerto Rico and the Caribbean through Garden Products.
Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch. Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Green Fence Company, Fiskars Consumer Product Division, Terro Products, Crysalia plastic pottery, Lambert Peat Moss, and DEROMA Italian terracotta pottery.

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

Landscaping previously provided landscaping, maintenance and design services to customers in Puerto Rico until its operations were discontinued effective February 26, 2006.

Margo Development was created for the development of residential housing projects in Puerto Rico. To date, Margo Development’s operations activities have been limited to requesting permits for the development of a new residential housing project in the Municipality of Arecibo, Puerto Rico.

Salinas, of which the Company owns a one third-equity interest, is a joint venture to grow and sell sod, palms, and trees on a farm of approximately 262 “cuerdas” (a “cuerda” equals approximately 0.97 of an acre) located in the Municipality of Salinas, Puerto Rico. The farm is leased by Salinas from Criaderos de Salinas, S.E., an entity controlled by Mr. Luis A. Rubí, for an initial 10-year term with renewal options for an additional 20-year period.

PRINCIPAL OPERATIONS

The Company’s operations, except for State Line’s operations, are focused in the Commonwealth of Puerto Rico (“Puerto Rico”) and the Caribbean. These operations are conducted at a 92-“cuerdas” nursery farm in Vega Alta, Puerto Rico, approximately 25 miles west of San Juan. This farm is leased from Michael J. Spector and Margaret Spector, who are executive officers and principal stockholders of the Company.

The operations of State Line are located on a 100-acre parcel of land owned in Folkston, Georgia.

FUTURE OPERATIONS

In the future, the Company intends to concentrate its economic and managerial resources in expanding the operations in the mainland United States through State Line.  Through the end of 2008 however, the Company had not been able to return to profitability.

The Company continues to expand State Line’s operations and is striving to become one of the leaders in the lawn and garden industry (mainly premium mulch, soil, and compost) in the Southeast and Southwest U.S., and Puerto Rico.  However, through the end of 2008, most of the segment’s business was with a national hardware and home improvement chain, to which the Company supplies the Jacksonville and the Gainesville/Ocala markets.

As a result of the slowdown in the Puerto Rico economy, plant sales in this market continue to decline. Accordingly, the Company has downsized the Nursery Farms operations in line with the decrease in business, and continues to closely monitor these operations to determine its future viability.  In May 2007, management decided to significantly reduce these operations based on continued deteriorating economic trends in Puerto Rico.

In December 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. On October 28, 2005, the Company received an endorsement from the Municipality of Arecibo favorably endorsing the project. In September 2006, the Company received the final endorsement from the Puerto Rico Aqueduct Sewer Authority. The Company is currently in the process of designing a master development plan, as well as in the process of obtaining the final permit for the development of this site from the Planning Board of Puerto Rico. The Company is considering various strategies related to these properties.

In February 2006, the Board of Directors approved management’s plans to discontinue landscaping operations. This decision was based on management’s determination that because of projected trends in the construction sector and the Puerto Rico economy in general, this division would not be able to improve its performance in the foreseeable future. Management will focus its efforts on the development of additional markets for State Line’s products, in order to reduce the impact of the discontinuance of this operation.

CRITICAL ACCOUNTING POLICIES

For a discussion regarding Margo Caribe Inc.’s critical accounting policies, please refer to “Management’s Discussion and Analysis or Plan of Operation,” under Item 6 of Margo Caribe, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Notes 2 and 3 of the condensed consolidated financial statements presented in this form.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND FIRST QUARTERS ENDED MARCH 31, 2006 AND 2005

SUMMARY

For the three months ended March 31, 2006, the Company had a net income (loss) of approximately ($1,853,000) compared to a net income of approximately $25,000 for the comparable period in 2005, including immaterial amounts reported from discontinued operations. These amounts represent a basic and diluted loss per common share of ($0.66) in 2006 and a basic and diluted income per common share of $0.01 in 2005.

Of the total operating (losses) from continuing operations for 2006, approximately ($1,598,000) or 89% relate to Puerto Rico operations. This was primarily the direct effect of adverse economic trends together with rate increases in the basic services offered by the government such as water, electricity, which has forced customers to reduce their discretionary spending. Also included in the Puerto Rico results for 2006 are non-recurring inventory write downs of $1,000,000 and an $180,000 increase in the provision for uncollectible accounts.

SALES

The Company’s consolidated net sales from continuing operations for the three months ended March 31, 2006 were approximately $1,994,000, compared to approximately $2,069,000 for the same period in 2005, representing an overall decrease of approximately $75,000 or 4%.

Net sales by segment for the three month periods ended March 31, 2006 and 2005, excluding inter-segment sales, are shown below:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Continuing Segments
State Line	$618,000	$623,000
Lawn & Garden	827,000	855,000
Plants	549,000	591,000

	1,994,000	2,069,000
Discontinued Segment
Landscaping	120,000	405,000

Total	$2,114,000	$2,474,000

GROSS PROFIT

The consolidated gross profit from continuing operations for the three months ended March 31, 2006, was a negative margin of approximately 27% of net sales compared to approximately 42% for the same period in the year 2005. The overall decrease in the combined gross profit from continuing operations was impacted primarily by changes in the product mix and non-recurring inventory write-downs of $1,000,000 in the Plants segment.  Gross profits (loss) by segment for the three months ended March 31, 2006 and 2005 are shown below:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Continuing Segments
State Line (1)	12%	31%
Lawn & Garden	42%	45%
Plants (2)	(174%)	28%

Discontinued Segment
Landscaping	15%	19%

(1) For 2005, State Line gross profit had been charged to reflect a reclassification of certain expenses, totaling $49,567, originally classified as administrative to cost of sales.
(2) Plant’s gross profit includes non-recurring inventory write-off of $1,000,000 recorded in 2006.

STATE LINE SEGMENT

State Line’s net loss was approximately $196,000 for the three months ended March 31, 2006, compared to a net income of approximately $74,000 for the three months ended March 31, 2005.

During the first quarter of 2006, sales were in line with the same period in 2005. However, this segment’s gross profit margin was adversely affected during the period by certain changes made in the production process while still in the development stage, and higher freight-in and raw material costs.  As a result, gross profit for this segment during the three months periods ended March 31, 2006 and 2005, decreased to 12% from 31%. As sale volumes improve in 2007, gross margins are also expected to improve.

Operating expenses remained at the same level reflecting their fixed nature. However, due to the reduction in sales of the Puerto Rico segments, more selling, general and administrative expenses were allocated to this segment. Lastly, during 2006 interest expense amounting to $88,000 was paid associated to the debt obtained for the acquisition of fixed assets for this segment.

LAWN & GARDEN SEGMENT

The Lawn & Garden segment’s net loss was approximately $268,000 and $82,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in net loss for the three month period ended March 31, 2006, as compared to the same period in the prior year, resulted from an increase in expenses allocated to this segment during 2006 related to the decrease in sales of both the Plants and Landscaping segments, increase of $90,000 in bad debt reserves and a slight decrease in gross profit margin during the period. The gross profit decrease is related to promotional campaigns with major chain stores in Puerto Rico and the US Virgin Islands during the first quarter of the year 2006.

Total net sales from the Lawn & Garden segment were approximately $827,000 for the three months ended March 31, 2006, compared to approximately $855,000 for the same period in 2005. The decrease reflects the effects of the continued economic slowdown in Puerto Rico, which resulted in a decrease in discretionary spending by consumers.

The gross profit for this segment for the three-months ended March 31, 2006 decreased by three percentage points when compared to the same period in 2005. Gross profit for the first quarter of 2005 was 45% compared to 42% during the same period in 2006.

PLANTS SEGMENT

The Plants segment’s net loss was approximately $1,330,000 for the three months ended March 31, 2006, compared to net income of $16,000 for the same period in 2005. This segment’s results were affected by the continued reduction in sales experienced during the first quarter of 2006, non-recurring inventory write-downs of $1,000,000, and increase in the allowance for uncollectible accounts of $90,000.

Plant’s segment sales for the first quarter ended March 31, 2006 were approximately $549,000, compared to $591,000 during the same period in 2005. This represents a reduction in sales of approximately $42,000 or 7%. Additionally, sales to large retailers were affected by the adverse economic situation in Puerto Rico, which resulted in increased purchases of bedding plants and certain plants, which usually have very low average selling prices.

Commissions and equity in earnings from, which are reported in this segment, were $60,000, compared to $69,000 for the same period in 2005.

LANDSCAPING SEGMENT (DISCONTINUED)

The Landscaping segment’s net loss was approximately $58,000 for the three months ended March 31, 2006, compared to a net income of approximately $16,000 for the three months ended March 31, 2006. The net loss of the landscaping segment for the three months ended March 31, 2006 was primarily related to a reduction in revenues of approximately $285,000 when compared to the same period in the prior year, due to the termination of this segment on February 28, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $1,189,000 and $871,000 for the three months ended March 31, 2006 and 2005, respectively. This represents an increase of approximately 36% or $318,000 when compared to the same period in 2005. Included as part of the first quarter 2006 expenses are $180,000 of additional reserve for uncollectible accounts, and also three months of expense relating to State Line’s operations compared to two for the first quarter 2005. State Line was acquired effective February 16, 2005, thus, in 2006, it has a full three-month period.

OTHER INCOME AND EXPENSES

Interest income for the three months ended March 31, 2005 was approximately $2,000 (none in 2006). Interest income was mainly derived from a $500,000 certificate of deposit and cash balances of State Line during the first quarter of 2005.

Interest expense for the three months ended March 31, 2006 and 2005, was approximately $151,000 and $64,000, respectively. The increase in interest expense is related to the increase in borrowings used to fund the Company’s operations and for the acquisition of State Line effective February 16, 2005.

Participation in income of unconsolidated subsidiary and commissions’ income from unconsolidated subsidiary for the three-months ended March 31, 2006 and 2005 was approximately $60,000 and $69,000, respectively.

FINANCIAL CONDITION

During 2005 and 2006, the Company funded its operations principally with financing obtained from its principal stockholder. As of March 31, 2006, the Company owed its principal stockholder $2.8 million. This indebtedness, together with further advances, was restructured in 2007 as disclosed in Note 18. The Company’s ability to continue as a going concern is still dependent upon its ability to improve profitability above the break-even point, generate cash from its receivables on a timely basis and to retain continued support from its suppliers. The Company’s prior independent public accountants expressed doubt about the Company’s ability to continue as a going concern in their report on our 2005 annual audited financial statements.

The Company's current ratio was 2.85 to 1 on March 31, 2006, compared to 1.23 to 1 on March 31, 2005. (Refer to CURRENT LIQUIDITY AND CAPITAL RESOURCES and FUTURE OPERATIONS).

On March 31, 2006, total assets were approximately $12,362,000, compared to approximately $12,924,000 in total assets on December 31, 2005. Decrease in total assets is primarily due to inventory write-downs, increased bad debt reserves and sale of certain fixed assets.

As of March 31, 2006, the Company had approximately $416,000 in cash and cash equivalents, compared to approximately $278,000 as of December 31, 2005.

Accounts receivable increased by approximately $234,000 primarily as a result of slower collections from major chain customer’s accounts.

Inventories decreased by approximately $937,000, which is primarily the result of a $1,000,000 inventory write down relating to the Plants segment.

Investment in unconsolidated subsidiary increased by approximately $75,000, compared to December 31, 2005, as a result of the equity on earnings for the period and a $70,000 capital investment made during the first quarter.

Shareholders’ equity as of March 31, 2006, decreased by $1,831,000 mainly as a result of the net loss for the three-month period then ended of approximately $1,853,000.

During the three months ended March 31, 2006, the Company issued 19,950 shares of common stock in connection with awards of restricted stocks.  The awards did not result in net proceeds to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended March 31, 2006 and 2005, the Company received advances from its principal stockholder amounting to $1,500,000 and $3,500,000, respectively, of which $2,917,000 were repaid with the proceeds of a bank loan obtained during the first quarter of 2006, which is guaranteed by the principal stockholder. The remaining indebtedness to the principal stockholder bears interest at the then-current 90-day LIBOR plus 1.50%. The Company did not pay any commitment fee or commission in connection with these loans. The Company’s Board of Directors believes that the terms and conditions of the loans are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.  During 2007, the Company’s debt to its principal shareholder was exchanged for convertible preferred stock, as disclosed in Note 18 to the accompanying financial statements

The Company also finances its working capital needs from cash flow of operations as well as from borrowings under facilities with commercial banks. As of March 31, 2006, the Company had a $3,500,000 long-term credit facility, all of which was drawn as of such date. This credit facility is secured by certain real estate (parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia) and certain equipment of the Company.

The Company’s State Line operations are involved in the expansion of its operations and including among other things, the purchase of an automated packing line. This investment has been substantially financed with five-year bank loans.

Due to the nature of the State Line operations, where a limited number of products are manufactured, inventory levels are not normally high. Previously, the Nursery operations required high quantities of plants in stock; however, as operations have been reduced the inventory levels have also been reduced.

ITEM 3.                      CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In light of the material weaknesses described above, in preparing our condensed consolidated financial statements at and for the period ended March 31, 2006, we performed additional procedures in an attempt to ensure that such financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Internal Control over Financial Reporting

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.                      OTHER INFORMATION

During 2006 and 2007, the Company experienced a number of significant events that are discussed below, including significant turnover in personnel responsible for financial accounting matters.

On May 29, 2006, the Company received a letter from Luis R Carrasquillo Ruiz notifying the Company of his resignation from the position of Senior Vice President and Chief Financial Officer, effective on June 15, 2006.

On June 13, 2006, the Board of Directors confirmed Mr. José Vázquez as the new Chief Financial Officer and Vice President of the Company.

On October 2, 2006, the Company received a letter from Juan B. Medina notifying the Company of his resignation from the position of President and Chief Operating Officer, effective on October 27, 2006. In connection with this resignation, the Board of Directors appointed Michael J. Spector, the Company’s Chief
Executive Officer, as President and Chief Operating Officer.

On October 3, 2006, Margo Caribe, Inc. received a notification from The NASDAQ Stock Market delisting the Company’s common stock, which resulted in the suspension of trading the common stock, effective October 5, 2006. The decision was based on the Company’s failures to timely file quarterly reports (10QSB from March 31, 2006 to September 30, 2007 and the December 31, 2006 10KSB).

On April 18, 2007, the Company received a letter from José R. Vázquez notifying the Company of his resignation from the position of Vice-President and Chief Financial Officer of Margo Caribe, Inc., effective April 30, 2007.

On April 23, 2007, Roberto J. Luciano resigned as a member of the Board of Directors and as Chairman of the Audit Committee. In connection with the resignation, the Board of Directors appointed Evan H. Berger, an existing member of the Board, as Chairman of the Audit Committee.

On May 8, 2007, the Securities and Exchange Commission issued a letter closing an informal investigation by the Commission, without recommending any enforcement action against the Company. The investigation was focused on certain payments made directly or indirectly to the Spectors, as more fully explained in the Note 16, to the financial statements presented herein.

On May 23, 2007, the Company was involved in an agreement for the restructuring of debt to the Company’s principal shareholder.  See Note 18 for a discussion of this transaction.

On September 27, 2007, the Company named John Upchurch as Senior Vice-President and Chief Financial Officer upon the resignation of Alison Witkovich, who had assumed the position of Chief Financial Officer on May 1, 2007.

On March 4, 2008, but retroactive to January 1, 2008, the Company negotiated with the Spectors an option to renew the lease annually, for up to five years, under similar terms.

ITEM 6.                      EXHIBITS

Exhibits No.	Exhibit Description

10.1	Promissory Note, dated January 27, 2006, in the amount of $1,500,000 payable to Mr. and Mrs. Spector (incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARGO CARIBE, INC.

Date:  January 15, 2009

By:	/s/ Michael J. Spector
Michael J. Spector, Chairman of the Board and Chief Executive Officer

Date:  January 15, 2009
By:	/s/ John Upchurch
John Upchurch, CPA Chief Financial Officer