Form 10-Q
period 2006-06-30
MARGO CARIBE INC
filed 2009-03-30
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 2,862,481 shares of common stock, $.001 par value, outstanding as of September 30, 2008.

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
YES ☐    NO ☒

MARGO CARIBE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2006

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

EXPLANATORY NOTE

Margo Caribe, Inc. (the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, because of delays in the preparation of the Company’s unaudited financial statements for the period as a result of a number of management changes, including turnover in the Chief Financial Officer position, which have delayed the Company’s financial reporting schedule.

Concurrently with this Form 10-Q, the Company is filing its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and as soon as practicable following the filing of this Form 10-Q, will file its Quarterly Reports for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008  and the Annual Reports on Form 10-K for the years ended December 31, 2006 and 2007.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

2006
Current assets:
Cash and equivalents	$273,805
Accounts receivable, net	973,243
Accounts receivable from major stockholder	89,453
Current portion of inventories	1,952,661
Due from equity investee	34,330
Prepaid expenses and other current assets	217,058

Total current assets	3,540,550

Non-current portion of inventories	458,176
Property and equipment, net	4,024,617
Land held for future development	1,182,833
Investment in unconsolidated subsidiary	877,983
Notes receivable	67,094
Goodwill	1,063,495
Other assets	75,500

Total assets	$11,290,248

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$168,686
Notes payable	69,822
Accounts payable	513,237
Accrued expenses	382,988
Due to related entity	41,496
Deferred tax liability	17,417

Total current liabilities	1,193,646

Other liabilities	66,813
Long-term debt, net of current portion	3,679,454
Line-of-credit, long-term	3,499,711
Notes payable to major stockholder	2,921,866

Total liabilities	11,361,490

Stockholders’ deficiency:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares issued	–
Common stock, $.001 par value; 10,000,000 shares authorized, 2,862,481 shares issued, 2,812,731 shares outstanding	2,862
Additional paid-in capital	5,656,345
Accumulated deficit	(5,634,161)
Treasury stock, 49,750 common shares	(96,288)

Total stockholders’ deficiency	(71,242)

Total liabilities and stockholders’ deficiency	$11,290,248

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarter and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$2,085,615	$2,819,643	$4,080,009	$4,888,689

Cost of sales	1,679,180	1,930,652	3,205,170	3,133,307
Non-recurring inventory write-down	-	-	1,000,000	-
	1,679,180	1,930,652	4,205,170	3,137,307

Gross profit (loss)	406,435	888,991	(125,161)	1,755,382
Selling, general and administrative expenses	1,093,838	729,837	2,282,816	1,600,835

Income (loss) from operations	(687,403)	159,154	(2,407,977)	154,547

Other income (expenses):
Interest income	–	2,850	–	4,873
Interest expense	(127,403)	(101,738)	(278,704)	(165,837)
Equity in earnings of unconsolidated subsidiary	24,049	21,512	29,309	44,234
Commissions from unconsolidated subsidiary	29,730	37,233	84,794	83,950
Miscellaneous	4,498	(3,907)	21,181	2,128

Total other expenses, net	(69,126)	(44,050)	(143,420)	(30,652)

Income (loss) from continuing operations	(756,529)	115,104	(2,551,397)	123,895
Income (loss) from discontinued operations	$(13,085)	$46,654	$(71,178)	$62,508

Net income (loss)	$(769,614)	$161,758	$(2,622,575)	$186,403

Basic and diluted income (loss) per common share, from continuing operations	$(0.27)	$0.04	$(0.91)	$0.04

Basic income (loss) per common share, from discontinued operations	$–	$0.02	$(0.02)	$0.02

Total net income (loss) per common share	$(0.27)	$0.06	$(0.93)	$0.07

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Six Months Ended June 30, 2006
(Unaudited)

	Common Stock Outstanding	Common Stock Account	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total

Balance at January 1, 2006	2,792,781	$2,842	$5,778,649	$(168,410)	$(3,011,586)	$(96,288)	$2,505,207
Reversal of deferred compensation upon 123R adoption	–	–	(168,410)	168,410	–	–	–
Issuance of common stock under restricted stock plan	19,950	20	(20)	–	–	–	–
Deferred stock compensation recognized in operations	–	–	46,126	–	–	–	46,126
Net loss	–	–	–	–	(2,622,575)	–	(2,622,575)

Balance June 30, 2006	2,812,731	$2,862	$5,656,345	$–	$(5,634,161)	$(96,288)	$(71,242)

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,622,575)	$186,403
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	246,124	215,181
Provision for bad debts	180,000	–
Non-recurring inventory write-down	1,000,000	–
Non-competition agreement amortization	–	36,905
Deferred stock compensation	46,125	19,199
Equity in earnings of unconsolidated subsidiary	(29,309)	(44,234)
(Gain) on sale of equipment	(54,580)	–
Changes in assets and liabilities affecting cash flows from operating activities:
Decrease (increase) in:
Accounts receivable	(22,778)	780,735
Accounts receivable from related party	(36,676)	–
Inventories	130,618	(738,851)
Due from related entity	337,679	(201,169)
Prepaid expenses and other current assets	151,850	19,032
Other assets	13,843	(58,129)
Increase (decrease) in:
Accounts payable	(353,865)	(271,431)
Accrued expenses	(68,509)	(29,713)
Due to major stockholder	(84,500)	–

Net cash used in operating activities	(1,166,553)	(86,072)

Cash flows from investing activities:
Cash disbursed relating to business acquisition	–	(2,600,000)
Purchase of property and equipment	(90,204)	(142,279)
Investment in land for future development	(43,736)	(8,000)
Collection of note receivable	–	3,050
Proceeds from the sale of property and equipment	119,000	–
Investment in unconsolidated subsidiary	(230,000)	–
Decrease in restricted cash	–	500,000

Net cash used in investing activities	(244,940)	(2,247,229)

Cash flows from financing activities:
Proceeds from notes payable issued to major stockholder	1,650,000	3,725,000
Proceeds from long-term debt	3,144,801	(108,333)
Repayment of notes payable to major stockholder	(3,178,134)	2,810,912
Repayment of notes payable	(143,377)	(2,787,983)
Issuance of common stock from exercise of stock options and stock grants	–	16,522
Repayments of long-term debt	(65,692)	(575,578)

Net cash provided by financing activities	1,407,598	3,080,540

Net increase (decrease) in cash and equivalents	(3,895)	747,239
Cash and equivalents at beginning of period	277,700	234,872

Cash and equivalents at end of period	$273,805	$982,111

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively “the Company”); Margo State Line, Inc. (since February 17, 2005), Margo Garden Products, Inc., Rain Forest Products Group, Inc., Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc. (which stopped operating on February 28, 2006), and Margo Development Corporation.

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

The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2006. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  However, our prior independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our annual audited financial statements as of December 31, 2005.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended March 31, 2006, the Company granted 19,950 shares of restricted common stock with a market value of $7.25 per share on the date of grant under the Restricted Stock Plan to members of management and certain other employees.  The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Under the terms of the Restricted Stock Plan, recipients of restricted shares are entitled to dividends and to vote their respective shares.  The value of all of the restricted shares is established based on the market price of the Company’s common stock option on the date of grant. As of June 30, 2006, 56,000 shares issued under this Plan were outstanding but not vested.

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

Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.  The fair value of the Company’s grants of non-vested stock (“Restricted Stock”) are based on the intrinsic value.  Restricted Stock and stock options granted under the Plan typically expire at the earlier of five years or termination of the holder’s employment with the Company, unless otherwise determined by the Compensation Committee of the Board of Directors.

In 2006, the Company recognized the impact of all stock-based compensation in its consolidated statements of operations, and did not capitalize any amounts on the consolidated balance sheet.  The following table presents the stock-based compensation included in the Company’s consolidated statements of income and the effect on earnings per share:

	Quarter	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Stock-based compensation expense:
Selling, general and administrative	$24,301	$46,126

Net Compensation expense	$24,301	$46,126

Effect on earnings per share:
Basic and diluted loss per share	$(.01)	$(.02)

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

	Quarter	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income as reported	$161,758	$186,403

Total stock based compensation expense determined under fair value based method for all awards	(4,307)	(10,156)

Pro forma net income	$157,451	$176,247

Earnings per share:
Basic and diluted – as reported	$0.06	$0.07

Basic and diluted – pro forma	$0.06	$0.06

The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model using the weighted average assumptions in the schedule below (expected volatility is based upon the historical volatility of the Company’s stock price).

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Risk-free interest rate	N/A	5.26%	N/A	5.26%

Average life of options	N/A	10 yrs.	N/A	10 yrs.

Volatility	N/A	12.46%	N/A	24.45%

Dividend yield	N/A	0%	N/A	0%

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

Significant estimates include receivables, inventory and goodwill valuation, useful lives of depreciable assets and value of equity based awards.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibles of specific customers and such customers’ prior credit experience.  In addition, the Company evaluates the prior years' experience of the allowance as a whole.  As of June 30, 2006, the allowance for doubtful accounts was $460,510.

Goodwill

The Company accounts for its acquired goodwill (related to the State Line acquisition in 2005) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and requires an annual review for impairment. See Note 18 Subsequent Events.

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

The Company has also identified certain plant inventory (principally palm and trees sold at commercial levels) for which there is currently a very limited market, due to the slow down in major hotel and other real estate developments. This inventory has been classified as non-current and it has been valued based on management’s best current estimate of its future realization.  As the holding period of these products increases, the risks of loss from possible plant disease and pests, weather issues, and excessive growth also increases.  Accordingly, actual losses may differ from management’s estimates. See Note 18 Subsequent Events.

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

Deferred Taxes

The Company has significant deferred tax assets (principally from available carry-forward losses), which are entirely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future, by the individual entities, as under the Puerto Rico and Federal Codes, entities engaged in business in different jurisdictions or within Puerto Rico cannot file consolidate income tax returns. The amount of the deferred tax asset that is considered by management to be realizable could change in the near term depending on future levels of taxable income projected to be reported by the individual entities.

Investment in Unconsolidated Subsidiary

The Company accounts for its investment in Salinas Holdings, Inc. an entity in which it owns less than 50% and does not have a controlling financial interest, using the equity method. The Company has determined that this investment is not a variable interest entity as defined in Fin 46(R) and does not require consolidation.

Reclassifications

Certain balances in the 2005 financial statements have been reclassified to conform to the current period presentation. Significant reclassifications were: 1) manufacturing costs and expenses ($111,921 for the quarter and $161,488 for the six months) that have been reclassified from selling, general administrative to cost of sales; and 2) discontinued operations more fully disclosed in Notes 10 and 17.

Note 4 – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value and provides guidance in determining fair value measurements presently used in the preparation of financial statements under other accounting pronouncements and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. Management does not expect that the implementation of this Statement will have no significant effect on the Company’s financial statements.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

During the first quarter of 2006, the Company implemented SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the change.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS 154 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

During the first quarter of 2006, the Company implemented SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period expense. In addition SFAS 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 had no significant effect on the Company’s result of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Note 5 – Change in Accounting Estimate

Effective January 1, 2006, the Company reduced the estimated useful life of certain assets, to better match the estimated future benefits inherent in the assets.  The effect of this change was to increase the loss from continuing operations by approximately $46,000 (approximately $0.02 per share), during the six months ended June 30, 2006.

Note 6 - Inventories

At June 30, 2006, inventories included the following:

Description	2006

Plant material - current portion	$640,281
Lawn and garden products	451,451
Mulch finished products	298,221
Raw materials and supplies	562,708

Current inventory	1,952,661
Plant material – non-current portion	458,176

$2,410,837

During the first quarter of 2006, the Company noted a continued deterioration of the Puerto Rico economy combined with significant consumer price increases that have adversely affected the sale of plants for consumer markets. Because management did not foresee a significant positive change in this trend in the near-term, the Company wrote down inventories by $1,000,000, which was management’s best estimate at that point in time. See Note 18 Subsequent Events.

Note 7 - Property and Equipment

At June 30, 2006, property and equipment included the following:

Description	2006

Real estate property, including $450,000 in land	$1,021,339
Leasehold improvements	1,242,041
Shade and green houses	1,521,642
Equipment and fixtures	3,232,223
Transportation equipment	353,353

7,370,598
Less accumulated depreciation and amortization	(3,345,981)

$4,024,617

As of June 30, 2006 the accumulated amortization of leasehold improvements (including shade and green houses) was approximately $950,000.  Related amortization expense for the six months period ended June 30, 2006 and 2005 amounted to approximately $46,000 and $48,000, respectively.

As of June 30, 2006, leasehold improvements (including shade and green houses) at the Plants Division had an unamortized book value of $1,606,613. The realization of these assets was predicated on a turn around of these operations. See Note 18 Subsequent Events.

Note 8 – Investment in Unconsolidated Subsidiary

The Company, through its wholly-owned subsidiary Margo Nursery Farms, Inc., (“Margo Nursery”), owns a 33.33% equity interest in Salinas Holdings, Inc. (“Salinas”), a Puerto Rico corporation engaged in the growing of sod (turf), palms and trees on a leased farm of approximately 262 “cuerdas” (one “cuerda” being approximately .97 of an acre) located in the Municipality of Salinas, Puerto Rico. Salinas has also entered into a management agreement with Margo Nursery whereby Margo Nursery provides certain management services to Salinas and is responsible for all sales and marketing activities of Salinas.  Under the management agreement, the Company earns $2,000 per month for management services and commissions on the gross collected revenue of Salinas ranging from 15% to 17%.  Salinas commenced operations on November 1, 2002.

The investments in, and results of operations of, Salinas are not consolidated with the financial statements of the Company, but instead the Company has accounted for its investment in Salinas using the equity method of accounting. At June 30, 2006 and for the six months ended June 30, 2006 and 2005, Salinas’ unaudited statements of financial position and results of operations information were as follows:

Assets	2006

Current assets	$2,366,470
Property and equipment, net	546,691

2,913,161

Liabilities and Shareholders’ Equity

Current liabilities	$173,745
Long-term liabilities	108,334

Total liabilities	282,079
Shareholders’ equity	2,631,082

Total liabilities and shareholders’ equity	$2,913,161

Company’s share of equity	$877,983

Results of Operations	2006	2005

Sales	$615,057	$550,660
Cost of sales	326,436	242,940

Gross profit	288,621	307,720
General and administrative expenses	200,607	174,884

Net income	$88,014	$132,834

Company’s share of net income	$29,309	$44,234

For the six months ended June 30, 2006, the change in the Company’s investment in Salinas was as follows:

Description	Amount

Balance at December 31, 2005	$618,674
Additional investment	230,000
Equity in earnings of unconsolidated subsidiary for 2006	29,309

Balance at June 30, 2006	$877,983

The balance due from Salinas, of $34,330 as of June 30, 2006, was substantially collected subsequently.

Note 9 - Income per Common Share

The Company reports its earnings per share (EPS) using SFAS Statement No. 128, “Earnings per Share” (“SFAS No. 128”).  SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split held in the form of a stock dividend. The stock dividend was issued on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The stock dividend resulted in 558,456 additional shares being issued.  Accordingly, the weighted average number of shares outstanding (and stock options) for the periods ended June 30, 2005 have been retroactively adjusted to reflect the effect of the stock dividend.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Basic and diluted income (loss) per common share:	2006	2005	2006	2005

Income (loss) from continuing operations	$(756,529)	$115,104	$(2,551,397)	$123,895

Income (loss) discontinued operations	$(13,085)	$46,654	$(71,178)	$62,508

Net income (loss)	$(769,614)	$161,758	$(2,622,575)	$186,403

Weighted average number of common shares outstanding	$2,812,731	$2,791,923	$2,812,620	$2,787,871

Plus incremented shares from assumed exercise of stock options	-	$65,268	$-	$60,733

Adjusted weighted average shares	2,812,731	$2,857,191	$2,812,620	$2,848,604

Basic and diluted income (loss) per common share, from continuing operations	$(0.27)	$0.04	$(0.91)	$0.04

Basic income (loss) per common share, from discontinued operations	$–	$0.02	$(0.02)	$0.02

Total net income (loss) per common share	$(0.27)	$0.06	$(0.93)	$0.06

For the three and six months ended June 30, 2006, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus, no incremental shares were added to the weighted average number of common shares outstanding for the period.

Note 10 - Segment Information

Following the discontinuation of the landscaping segment in February 2006 the Company’s management monitors and manages the financial performance of four primary business segments: the production and distribution of plants, sales of lawn and garden products, production and sale of mulch and other related products, and real estate. These segments were determined by the management based on the internal reporting used to evaluate performance and allocate resources as well as the nature of the products and services offered by the respective segments.  Segment loss associated with the discontinued landscaping segment was reclassified to loss form discontinued operations.  The segment information for 2005 has been restated to reflect these changes and to reclassify to the continuing segments certain general corporate overhead expense, of $64,252 and $150,482 for the three an six months ended June 30, 2005, respectively, originally charged to the now discontinued landscaping segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on net income or loss.  Please refer to “Note 3 – Significant Accounting Policies,” above, for additional information on the Company’s accounting policies.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies.  The information presented does not necessarily represent each segment’s financial condition and results of operations as if they were independent entities.

	Quarter Ended June 30, 2006
	Plants	Lawn & Garden Products	State Line	Real Estate	Totals
Revenue from external customers	$578,401	$762,540	$744,674	$–	$2,085,615
Inter-segment revenues	–	–	45,701	–	45,701
Interest income	–	–	–	–	–
Interest expense	18,008	15,299	94,096	–	127,403
Depreciation and amortization	74,709	11,273	29,057	–	115,039
Segment loss	(301,956)	(224,037)	(230,536)	–	(756,529)
Expenditures for segment assets	1,630	–	11,189	20,961	33,780

	Quarter Ended June 30, 2005
	Plants	Lawn & Garden Products	State Line	Real Estate	Totals
Revenue from external customers	$609,106	$1,137,498	$1,073,039	$–	$2,819,643
Inter-segment revenues	22,434	4,341	37,701	–	64,476
Interest income	2,851	–	–	–	2,850
Interest expense	63,449	–	38,289	–	101,738
Depreciation and amortization	53,184	20,457	15,596	–	89,237
Segment income (loss)	(9,888)	(86,265)	211,257	–	115,104
Expenditures for segment assets	30,403	–	48,736	–	79,139

	Six Months Ended June 30, 2006
	Plants	Lawn & Garden Products(1)	State Line	Real Estate	Totals
Revenue from external customers	$1,127,380	$1,589,891	$1,362,738	$–	$4,080,009
Inter-segment revenues	2,931	–	126,035	–	128,966
Interest income	–	–	–	–	–
Interest expense	58,971	37,836	181,897	–	278,704
Depreciation and amortization	151,944	23,882	55,497	–	231,323
Segment loss (1)	(1,631,737)	(492,480)	(427,180)	–	(2,551,397)
Segment assets	4,432,582	917,629	4,755,078	1,184,959	11,290,248
Expenditures for segment assets	2,466	–	87,738	43,736	133,940

	Six Months Ended June 30, 2005
	Plants	Lawn & Garden Products	State Line (2)	Real Estate	Totals
Revenue from external customers	$1,200,518	$1,991,814	$1,696,357	$–	$4,888,689
Inter-segment revenues	68,885	18,842	37,701	–	125,428
Interest income	4,873	–	–	–	4,873
Interest expense	111,612	31	54,194	–	165,837
Depreciation and amortization	124,590	36,973	26,031	–	187,594
Segment income (loss)	6,390	(168,151)	285,656	–	123,895
Segment assets	7,058,546	1,182,256	3,994,192	1,139,127	13,374,121
Expenditures for segment assets	41,200	–	58,983	8,000	108,183

(1) The Plants segment includes a non-recurring inventory write-down of $1,000,000.

(2)  Since inception on February 16, 2005.

See Note 17 for segment information related to the discontinued landscaping segment.

Note 11 - Supplemental Disclosures for the Consolidated Statements of Cash Flows

a)   Non-Cash Investing and Financing Activities

There were no significant non-cash transactions to exclude from the Company’s consolidated statements of cash flows.

b)   Other Cash Flow Transactions

Other cash flow transactions for the six months ended June 30, 2006 and 2005, include interest payments amounting to approximately $270,270 and $296,567, respectively. There were no income tax payments for the six months ended June 30, 2006 and 2005.

Note 12 - Major Customers

During the six months ended June 30, 2006 and 2005, the Company’s two largest customers accounted for approximately 38% ($150,000) and 11% ($427,000), and 39% ($1,100,000) and 7% ($200,000), respectively, of the Company’s consolidated net sales.  There were no other customers accounting for 10% or more of the Company’s consolidated net sales.

For the Puerto Rico operations during the six months ended June 30, 2006 and 2005, the Company’s two largest customers accounted for approximately 50% ($1,400,000) and 14% ($388,000) and 59% ($1,900,000) and 14% ($445,000) respectively of net sales from Puerto Rico operations.  There were no other customers accounting for 10% or more of the area’s net sales.

For State Line’s operations during the six months ended June 30, 2006 and 2005, the Company’s single largest customer accounted for approximately 31% ($427,000) and 20% ($346,000), respectively of the area’s net sales.  There were no other customers accounting for 10% or more of the area’s net sales.

Note 13 – Contingencies

The Company’s plant operations are vulnerable to severe weather, such as hurricanes, floods, and storms and, to a lesser extent, plant disease and pests.  In recent years, the Company has been unable to obtain crop and business interruption insurance coverage at a reasonable cost.  No assurance can be given that the Company will be able to obtain such insurance coverage in the foreseeable future. The Company believes it has taken reasonable precautions to protect its plants and operations from natural hazards.  The Company’s newer facilities were constructed with fabricated steel in an attempt to reduce the damage from severe weather.  The Company’s nursery farm currently has access to a plentiful water supply and facilities for the protection of many of their weather sensitive plants.

The Company is also a party to various legal actions arising in the ordinary course of business.  In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 14 - Notes Payable to Principal Stockholder

At June 30, 2006, notes payable to the Company’s principal stockholder include four notes totaling to $2,921,866 respectively, due on January 31, 2008.  These notes bear interest at the then current prime rate and are unsecured obligations of the Company.  See Note 18 for disclosure about the subsequent restructuring of this debt.

For the three months ended June 30, 2006 and 2005, interest expense on major stockholder debt amounted to $34,593 and $73,960, respectively, and $66,790 and $107,981 for the six months then ended.

Note 15 - Notes Payable to Financial Institution

Revolving Facilities:

On June 14, 2005, the Company entered into a long-term secured credit facility with a commercial financial institution. The note evidencing the agreement provides for a maximum credit amount of $3,500,000 (of which $3,499,711 outstanding as of June 30, 2006). Of this amount approximately $2,811,000 was used to refinance certain notes payable to another financial institution.  The credit facility is a revolving line-of-credit with a maturity date of September 13, 2007.  The note bears interest at a rate equal to the published 90-day LIBOR rate plus 2.75 basis points.  The note is secured with real estate (parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia) and certain equipment of the Company.  This note was refinanced on August 17, 2007.  The interest rate was changed to a fixed 8% and its maturity date extended to August 17, 2009.

Term Loans:

On March 24, 2006, the Company entered into a long-term financing agreement with a commercial financial institution for $3,144,801.  The proceeds from the financing were used to pay-off higher interest rate financing. This note has a maturity of September 23, 2007.  The note bears interest at 5.50% and is secured by personal assets of the Company’s principal stockholder.  See Note 18 Subsequent Events.

On August 31, 2005, the Company entered into a long-term financing agreement with a commercial financial institution for $486,000 ($439,737 outstanding as of June 30, 2006).  The proceeds from the financing were used for the acquisition of grinding equipment.  The note has a maturity date of September 30, 2012.  The note bears interest at 6.50% and is secured with the grinding equipment acquired by the Company.

On October 17, 2005, the Company entered into a long-term financing agreement with a commercial financial institution. The note evidencing the agreement amounted to $279,000 ($246,494 outstanding as of June 30, 2006) and was used for the acquisition of distribution equipment and to refinance certain machinery acquired upon the acquisition of State Line.  The note has a maturity date of September 17, 2010.  The note bears interest at 6.95% and is secured with the equipment.

Note 16 – Other Related Party Transactions:

During the six months ended June 30, 2006 and for the year ended December 31, 2005, the Company provided certain services on behalf of the principal stockholders and to a Company owned by them.  These payments amounted to $ 76,000 in 2006 and $30,000 in 2005.  The Company did not charge any fee for these services.  These amounts were settled prior to September 30, 2006, and the practice of providing services directly or indirectly on behalf of the principal stockholders was terminated. See ITEM 5.

On January 1, 2004, but retroactive to January 1, 2003, the Company and the Spectors entered into a new lease agreement with respect to the main Puerto Rico nursery farm.  The lease has an initial term of five years renewable for one additional term of five years at the option of the Company.  During the initial term of the lease, rent is set at $24,000 per month.  During the renewal term, the rent increases to the greater of (x) $24,000 per month or (y) the original $24,000 per month adjusted on the basis of the increase in the Wholesale Price Index (“WPI”) published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 2003 to the WPI in effect on January 1, 2008.  Additionally, the Company was required to pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property. The lease also contains an option that permits the Company to purchase the property at its appraised value in the event of the death of both Mr. and Mrs. Spector.  In consideration of the option, the Company is required to pay the Spectors an additional $1,000 per month.  The independent directors approved the new lease agreement.  Rental payments made during the six months ended June 30, 2006 and 2005 amount to $125,000 and $150,000, respectively.

In connection with this lease, the Spectors also agreed to reimburse the Company for the unamortized value of the leasehold improvements applicable to the Vega Alta facility as of the date of termination of the lease.

During the six months ended June 30, 2006 and 2005, $20,575 and $41,008, respectively, was purchased from a supplier which has one member of its Board of Directors in common with the Company.

Note 17-Discontinued Operations – Landscaping Division

In February 2006, the Company decided to discontinue the Landscaping operations and to dispose of the assets of such subsidiary.  After a careful evaluation of the results of the operations of such division, the cancellation of various important maintenance contracts, and the slow down of the Puerto Rico economy, management concluded that this operation was not expected to return to profitability in the foreseeable future and therefore, was discontinued.

The following represents summarized financial information of such subsidiary, which was consolidated within the Company’s financial statements, for the three and six months periods ended June 30, 2006, and 2005:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales and other income	$–	$459,008	$119,514	$864,358
Cost of sales	9,600	338,180	111,100	665,626

Gross margin	(9,600)	120,828	8,414	198,732
SG&A expenses	3,485	138,426	79,592	136,224

Net income (loss)	$(13,085)	$(17,598)	$(71,178)	$62,508
Expenditures for segment assets	$–	$13,672	$–	$42,096

Cost of sales of the discontinued segment for the six month periods includes depreciation expense of $14,801 in 2006 and $27,587 in 2005.

As of June 30, 2006 the discontinued segment had no assets.

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

In December 2006, management determined that efforts to turn around the Plants segment had not resulted in any significant improvements and accordingly recorded an approximate $1,000,000 write down of leasehold improvements. The Company also wrote down Plant inventories by an additional $500,000.

Also in December 2006 the Company foresaw that the market conditions for its State Line products would prevent growth at the projected levels and accordingly determined that its goodwill was impaired and wrote off the balance.

On May 23, 2007, the Company restructured $3.9 million of outstanding debt with its principal shareholder exchanging 15,600 of shares of its 6.5% cumulative convertible preferred stock with an aggregate liquidation value of $3.9 million for the consolidation of an equivalent amount of debt.  For additional information relating to the terms of the preferred stock please refer to the Company’s current Report on Form 8-E filed with the SEC on June 1, 2007.

On August 16, 2007, Margo State Line, Inc. obtained a term loan for $700,000 secured by land at its State Line’s mill in Folkston, Georgia.  The loan document called for monthly payments of principal and interest at 7.54% and matured on August 16, 2012.  On December 24, 2008, the Company paid the loan in full and the security deed on the land was cancelled.

On October 19, 2007, the due date of the term loan with a principal balance of $3,144,801 was extended to October 24, 2009 with similar terms of the original note agreement.

On March 4, 2008 but retroactive to January 1, 2008, the Company negotiated with the Spectors an option to renew the lease agreement annually, for up to five years, under similar terms to those described in Note 16 above.

On September 26, 2008, the Company filed a Form 15 with the SEC to voluntarily deregister its common stock under the Securities Exchange Act of 1934.

On November 17, 2008, Margo State Line, Inc. was notified by a secured lender that four of their term loans were in technical default for failure to maintain certain financial ratio covenants.  One of the loans was subsequently paid in full and the Company has requested a waiver on the three remaining loan defaults.  The Company has always been and remains current on all loan payments on the remaining three loans.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Margo Caribe, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the business of manufacturing, growing and distributing lawn and garden products. The Company is engaged in the manufacturing and distribution of its own line of planting media and aggregates (including bark and premium mulch), growing and distributing of tropical plants and trees and the distribution of lawn and garden products.  In addition, since 2000, the Company holds real estate for future development of housing projects, and since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico.  Effective February 28, 2006, the Company decided to discontinue its landscaping operations which were conducted by Margo Landscaping & Design, Inc. (“Landscaping”).

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

Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch.  Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Greenes Fence Company, Fiskars Consumer Product Division, Terro Products, Crysalia plastic pottery, Lambert Peat Moss, and DEROMA Italian terracotta pottery.

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

Landscaping previously provided landscaping, maintenance and design services to customers in Puerto Rico until its operations were discontinued effective February 28, 2006.

Margo Development was created for the development of residential projects in Puerto Rico.  To date, Margo Development’s operations and activities have been limited to requesting permits for the development of a new residential housing project in the Municipality of Arecibo, Puerto Rico.

Salinas, of which the Company owns a one third equity interest, is a joint venture to grow and sell sod, palms and trees on a farm of approximately 262 “cuerdas” (a “cuerda” equals approximately 0.97 of an acre) located in the Municipality of Salinas, Puerto Rico.  The farm is leased by Salinas from Criaderos de Salinas, S.E., an entity controlled by Mr. Luis A. Rubí, for an initial 10-year term with renewal options for an additional 20-year period.

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

FUTURE OPERATIONS

In the future the Company intends to continue to concentrate its economic and managerial resources in expanding the operations in the mainland United States through State Line.  Through the end of 2008 however, the Company had not been able to return to profitability.

The Company continues to expand State Line’s operations and is striving to become one of the leaders in the lawn and garden (mainly premium mulch, soil, and compost) industry in the Midwest, Northeast and Southeast U.S and, Puerto Rico.  However, through the end of 2008, most of the segment’s business was with a national hardware and home improvement chain, to which the Company supplies the Jacksonville and Gainesville/Ocala markets.

As a result of the slowdown in the Puerto Rico economy, plant sales in this market continue to decline.  Accordingly, the Company downsized the Nursery Farms operations in line with the decrease in business, and continued to closely monitor these operations to determine its future viability. In May 2007, management decided to significantly reduce these operations based on continued deteriorating economic trends in Puerto Rico.  By the end of 2007, substantially all operations of this segment had been discontinued.

In December 2000, the Company purchased approximately 109 “cuerdas” of land in the Municipality of Arecibo, Puerto Rico, for the development of a residential housing project. On October 28, 2005, the Company received an endorsement from the Municipality of Arecibo favorably endorsing the project.  In June 2006, the Company received the final endorsement from the Puerto Rico Aqueducts and Sewer Authority.  The Company is currently in the process of designing a master development plan, as well as in the process of obtaining the final permit for the development of this site from the Planning Board of Puerto Rico.  The Company is considering various strategies related to these properties.

In February 2006, the Board of Directors approved management’s plans to discontinue landscaping operations. This decision was based on management’s determination that because of projected trends in the construction sector and the Puerto Rico economy in general, this division would not be able to significantly improve its performance in the foreseeable future.  Management will focus its efforts on the development of additional markets for State Line’s products, in order to reduce the impact of the discontinuance of this operation.

CRITICAL ACCOUNTING POLICIES

For a discussion regarding Margo Caribe Inc.’s critical accounting policies, please refer to “Management’s Discussion and Analysis or Plan of Operation,” under Item 6 of Margo Caribe, Inc.’s Annual Report on Form 10 KSB for the year ended December 31, 2005 and Notes 2 and 3 of the condensed consolidate financial statements presented in this form.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

SUMMARY

For the second quarters ended June 30, 2006 and 2005, the Company had a net income (loss) from continuing operations of approximately ($757,000) and $115,000, respectively which represents a income (loss) per common share from continuing operations of ($0.27) and to $0.04, respectively.  Also, for the quarter ended June 2006 and 2005, the Company reported income (loss) of ($13,085) and $46,654 from discontinued operations, respectively.  This resulted in an income (loss) per common share from discontinued operations of zero in 2006 and $0.02 in 2005.

For the six months periods ended June 30, 2006, the Company had a net loss from continuing operations of approximately ($2,551,000), compared to a net income of approximately $124,000 for the same period in 2005. These amounts represent a loss per common share of ($0.91) in 2006 and net income per common share of $0.04 in 2005. For the same periods net income (losses) from discontinued operations were ($71,000) in 2006 and $62,509 in 2005, which represents a (loss) and net income per share of ($0.03) and $0.02, respectively.

Of the total operating losses reported for the six months ended June 30, 2006 approximately ($2,124,000) relate to the Puerto Rico operations.  This was primarily the direct effect of adverse economic trends together with rate increases in the basic services offered by the government such as water, electricity, and tolls, which has forced customers to reduce their discretionary spending. Also included in the Puerto Rico results are a non-recurring inventory write-down of $1,000,000 and a $180,000 increase in the provision for doubtful accounts recorded during the first quarter of 2006.

SALES

For the quarter ended June 30, 2006, the Company's consolidated net sales from continuing operations were approximately $2,086,000, compared to approximately $2,820,000 for the same period in 2005, representing an overall decrease of approximately $734,000 or 26%.  For the six months ended June 30, 2006, the Company's consolidated net sales from continuing operations were approximately $4,080,000, compared to approximately $4,889,000 for the same period in 2005, representing an overall decrease of approximately $809,000 or 17%.

Net sales by segment for the quarter and six month periods and the quarters ended June 30, 2006 and 2005, excluding inter-segment sales, are shown below:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Continuing Segments
State Line	$745,000	$1,073,000	$1,363,000	$1,696,000
Plants	578,000	609,000	1,127,000	1,201,000
Lawn & Garden	763,000	1,138,000	1,590,000	1,992,000

	$2,086,000	$2,820,000	$4,080,000	$4,889,000

Discontinued Segment
Landscaping	–	459,000	120,000	864,000

Total	$2,086,000	$3,279,000	$4,200,000	$5,753,000

GROSS PROFIT

For the quarter ended June 30, 2006 the consolidated gross profit form continuing operations was approximately 19% of net sales compared to appropriately 32% for the same period in 2005.

For the six months ended June 30, 2006, the consolidated gross profit from continuing operations was approximately minus 3% of net sales compared to approximately 36% for the same period in 2005.

Gross profits (loss) by segments for the quarters and six months ended June 30, 2006 and 2005, excluding intercompany sales are as followed:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Continuing Segments
State Line	8%	37%	10%	35%
Lawn & Garden	44%	32%	43%	37%
Plants (1)	3%	30%	(83%)	29%

Discontinued Segment
Landscaping	–	26%	(31%)	23%

(1)
For 2005, State Line gross profit had been charged to reflect a reclassification of certain expenses, totaling $111,920 for the quarter and $161,487 for the six-month period, originally classified as administrative to cost of sales.

(2)	Plants’ gross profits for the six months ended June 30, 2006, includes non-recurrent inventory write-offs of $1,000,000 recorded during the first quarter of 2006.

STATE LINE SEGMENT

Quarter

State Line segment’s net losses were approximately ($231,000) for the quarter ended June 30, 2006, compared to a net income of approximately $211,000 for the quarter ended June 30, 2005.  During the second quarter of 2006, sales were $375,000 below the same period of 2005.

Operating expenses remained at the same level reflecting their fixed nature.  However, due to the reduction in sales of the Puerto Rico segments, more selling, general and administrative expenses were allocated to this segment.  Lastly, during 2006, interest expense amounting to $94,000 was incurred associated to the debt obtained for the acquisition of fixed assets for this segment.

Total net sales for the quarter ended June 30, 2006 and 2005 were approximately $745,000 and $1,073,000, respectively.  Gross profit for this segment during the quarter ended June 30, 2006 and 2005 was approximately 8% and 37%, respectively.  The fluctuations in sales and gross profits are explained under the six months caption below.

Six Months

State Line segment’s net losses were approximately ($427,000) for the six months ended June 30, 2006, compared to a net income of approximately $286,000 for the six months ended June 30, 2005.

Total net sales from State Line for the six month periods ended June 30, 2006 and 2005 were approximately $1,363,000 and $1,696,000, respectively.  Gross profit for this segment during the six months ended June 30, 2006 and 2005 was approximately 10% and 35%, respectively.  This segment’s gross profit margin was adversely affected during the period by lack of adequate sale volumes to maintain production efficiency, certain changes made in the production process while still in the development process, and higher raw material costs.  Improvement in sales volumes should also result in improved gross margins.

Operating expenses remained at the same level reflecting their fixed nature.  However, due to the reduction in sales of the Puerto Rico segments, more selling, general and administrative expenses were allocated to this segment.  Lastly, during 2006, interest expense amounting to $182,000 were incurred associated to the debt obtained for the acquisition of fixed assets for the improvement of this segment production.

State Line segment reflected a decrease in net sales for the six month period and for the quarter ended June 30, 2006 of $333,000 or (20%) when compared to the same period in the prior year.  This decrease results principally from the fact that during 2006 this segment was in the process of negotiating contracts with national hardware stores and its client base consisted mostly of independent local stores and shops.

LAWN & GARDEN SEGMENT

Quarter

The Lawn & Garden segment’s net losses were approximately ($224,000) and ($86,000) for the quarters ended June 30, 2006 and 2005, respectively.  The increase in net loss for the three months ended June 30, 2006, as compared to the same period in the prior year, resulted from a decrease in sales of approximately $375,000 combined with an increase in expenses allocated to this segment during 2006 driven by the decrease in sales in both the Plants and Landscaping segments.

Total net sales from the Lawn & Garden segment were approximately $763,000 for the quarter ended June 30, 2006, compared to approximately $1,138,000 for the same period in 2005.  The decrease reflects the effects of the deteriorating economic trends in Puerto Rico, which resulted in a decrease in discretionary spending by consumers.

The gross profit for this segment for the three months ended June 30, 2006 increased by twelve percentage points when compared to the same period in 2005.  Gross profit for the second quarter of 2005 was 32% compared to 44% during the same period in 2006.

Six Months

The Lawn & Garden segment’s net losses were approximately ($492,000) and ($168,000) for the six months ended June 30, 2006 and 2005, respectively.  The increase in net loss for the six months ended June 30, 2006, as compared to the same period in the prior year, resulted from a decrease in sales of approximately $402,000 combined with an increase in expenses allocated to this segment during 2006 driven by the decrease in sales in both the Plants and Landscaping segments and an increase of $90,000 in bad debt reserves.

Total net sales from the Lawn & Garden segment were approximately $1,590,000 for the six months ended June 30, 2006, compared to approximately $1,992,000 for the same period in 2005.  The decrease reflects the effects of the deteriorating economic trends in Puerto Rico, which resulted in a decrease in discretionary spending by consumers.

PLANTS SEGMENT

Quarter

The Plants segment’s net loss was approximately ($302,000) for the quarter ended June 30, 2006, compared to a net loss of approximately ($10,000) for the same period in 2005.

Plant’s segment sales for the second quarter ended June 30, 2006 were approximately $578,000, compared to $609,000 during the same period in 2005.  This represents a reduction in sales of approximately $31,000 or 5%.  Additionally, sales to large retailers were affected by the deteriorating economic trends in Puerto Rico, which resulted in increased purchases of bedding plants and certain plants which usually have low average selling prices.  As a result, gross margins were 3% compared to 30% during the same period last year.

Commissions and equity in earnings from Salinas Holdings reported in this segment were $54,000, compared to $59,000 for the same period in 2005.

Six Months

The Plants segment’s net loss was approximately ($1,632,000) for the six months ended June 30, 2006, compared to a net income of approximately $6,000 for the same period in 2005.  This segment’s results were affected by the reduction in sales experienced during the first and second quarters of 2006, inventory write-downs of $1,000,000 and increase in uncollectible reserves of approximately $90,000.

Plant’s segment sales for the second quarter ended June 30, 2006 were approximately $1,127,000, compared to $1,201,000 during the same period in 2005.  This represents a reduction in sales of approximately $74,000 or 6%.  Additionally, sales to large retailers were affected by the adverse economic situation of Puerto Rico, which resulted in increased purchases of bedding plants and certain plants which usually have low average selling prices.  This resulted in a decrease in gross margins from 29% in 2005 to a gross loss of (83%) in 2006.

Commissions and equity in earnings from Salinas Holdings reported in this segment were $114,000, compared to $128,000, for the same period in 2005.

LANDSCAPING SEGMENT (DISCONTINUED)

The Landscaping segment’s net loss was approximately ($71,000) for the six months ended June 30, 2006 compared to a net income of approximately $63,000 for the six months ended June 30, 2005.  The net loss of the landscaping segment for the six month period ended June 30, 2006 was primarily related to a reduction in revenues of approximately $744,000 when compared to the same period in the prior year, due to the termination of this segment on February 28, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were approximately $2,283,000 and $1,601,000 for the six months ended June 30, 2006 and 2005, respectively, and $1,094,000 and $730,000 for the quarter ended June 30, 2006 and 2005, respectively, representing increases of approximate 33% to 31% when compared to the same periods in 2005.  Included as part of the year-to-date 2006 expenses are $180,000 of additional reserve for uncollectible accounts, and six months of expenses relating to State Line’s operations compared to four and one half in same period of 2005.  State Line was acquired effective February 16, 2005, thus, in 2006, it has a full six-month period.

Also, operating expenses for the first half of 2006 reflect the full impact of increases in primary services offered by the Puerto Rico government such as power, water and tolls among others which were not fully in place during 2005.  Also, 2006 figures reflect a six month-impact of increase in gas prices compared to approximately three months in 2005.

OTHER INCOME AND EXPENSES

Interest income for the six months ended June 30, 2005 was approximately $5,000 (none in 2006).  Interest income was mainly derived from a $500,000 certificate of deposit and cash balances of State Line during the first quarter of 2005.

Interest expense for the six months ended June 30, 2006 and 2005, was approximately $279,000 and $166,000, respectively.  The increase in interest expense is related to the increase in borrowings used to fund the Company’s operations, for the acquisition of State Line effective February 16, 2005, and for the investment in equipment for State Line.

Participation in income of unconsolidated subsidiary and commissions’ income from unconsolidated subsidiary for the six month periods ended June 31, 2006 and 2005 was approximately $54,000 and $59,000, respectively.  This decrease is due to a reduction in sales of the unconsolidated subsidiary (Salinas Holdings, Inc.) driven by reduced levels of production of sod during 2006 and the slowdown in sales due to the economic situation of Puerto Rico.

FINANCIAL CONDITION

The Company's current ratio improved to 2.97 to 1 on June 30, 2006, compared to 2.27 to 1 on June 30, 2005. The improvement in the current ratio is principally due to the funds received from the new long term debt agreement, which were used to repay notes payable to bank, previously classified as current liabilities.

On June 30, 2006, total assets were approximately $11,290,000, compared to approximately $13,521,000 in total assets on December 31, 2005.  The major fluctuations in assets were:

▪	As of June 30, 2006, the Company had approximately $274,000 in cash and equivalents, compared to approximately $278,000 as of December 31, 2005, as decrease of $4,000.

▪	Account receivable decreased by approximately $157,000 primarily as a result of an increase in the allowance.

▪	Inventory decreased by approximately $1,131,000 which is primarily the result of inventory reductions and write-downs relating to the Plants segment.

▪
Investment in unconsolidated subsidiary increased by approximately $259,000 as a result of capital investment of $230,000 made during the six months and approximately $29,000 of equity on earnings for the period.

Shareholders' equity as of June 30, 2006, decreased by approximately $2,576,000, as a result of the net losses for the six month period then ended of approximately $2,623,000.

During the six months ended June 30, 2006, the Company issued 19,950 shares of common stock in connection with awards of restricted stock.  The awards did not result in net proceeds to the Company.

Liquidity and Capital Resources

Since January 1, 2005, the Company has received advances from its major stockholder of $5,75,000, of which $2,917,000 were refinanced in the first quarter of 2006, with a loan from a commercial bank with personal guarantees provided by the principal stockholder.  The Company did not pay any commitment fee or commission in connection with the shareholder loans.  The Company’s Board of Directors believes that the terms and conditions of the stockholder loans are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.  During 2007, the Company’s debt to its major shareholder was converted into convertible preferred stock, as disclosed in Note 18 to the accompanying financial statements.

The Company also finances its working capital needs with borrowings under short-term and long-term credit facilities with commercial banks, in addition to the loans provided by its major stockholder.  As of June 30, 2006, the Company had a $3,500,000 revolving credit facility, all of which was drawn as of such date.  This credit facility is secured by real estate consisting of parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia and is also personally guaranteed by the major stockholder. The Company is also obtaining long-term financing for the expansion of its State Line operations.

The Company’s State Line operations are involved in the expansion of its operations and including among other things, the purchase of an automated packing line. This investment has been substantially financed with five-year bank loans.

Due to the nature of the State Line operations, where a limited number of products are manufactured, inventory levels are not normally high. Previously, the Nursery operations required high quantities of plants in stock; however, as Nursery operations have been reduced the inventory levels have also been reduced.

ITEM 3.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In light of the material weaknesses described above, in preparing our condensed consolidated financial statements at and for the period ended June 30, 2006, we performed additional procedures in an attempt to ensure that such financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

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

On October 3, 2006,  Margo Caribe, Inc. received a notification from The NASDAQ Stock Market delisting the Company’s common stock, which resulted in the suspension of trading the common stocks, effective October 5, 2006. The decision was based on the Company’s failures to timely file quarterly reports (10QSB from March 31, 2006 to September 30, 2007 and the December 31, 2006 10KSB).

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

On March 4, 2008, but retroactive to January 1, 2008, the Company negotiated with the Spectors an option to renew the lease agreement annually, for up to five years, under similar terms.

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
John Upchurch, Senior Vice President and Chief Financial Officer