Form 10-Q
period 2006-09-30
MARGO CARIBE INC
filed 2009-03-30
CIK 808493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
YES ☐    NO ☒

MARGO CARIBE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3
Item 1	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheet	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Shareholders’ Deficiency	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	21
Item 3	Controls and Procedures	29
PART II – OTHER INFORMATION		31
Item 1	Legal Proceedings	30
Item 2	Unregistered Sales of Equity Securities and Proceeds	30
Item 3	Defaults Upon Senior Securities	30
Item 4	Submission of Matters to a Vote of Securities Holders	30
Item 5	Other Information	30
Item 6	Exhibits	31
SIGNATURES		32

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

EXPLANATORY NOTE

Margo Caribe, Inc. (the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, because of delays in the preparation of the company’s unaudited financial statements for the period as a result of a number of management changes, including turnover in the Chief Financial Officer position which have delayed the Company’s financial reporting schedule.

As soon as practicable following the filing of this Form 10-Q, the Company will also file its Annual Reports on Form 10-K for the years ended December 31, 2006 and 2007 and Form 10-Q for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
2006
Current assets:
Cash and equivalents	$105,542
Accounts receivable, net	1,103,377
Current portion of inventories	1,703,265
Prepaid expenses and other current assets	213,419

Total current assets	3,125,603

Non-current portion of inventories	433,074
Property and equipment, net	3,971,774
Land held for future development	1,184,958
Investment in unconsolidated subsidiary	896,693
Notes receivable	16,913
Goodwill	1,063,495
Other assets	72,429

Total assets	$10,764,939

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of long-term debt	$268,687
Line-of-credit	100,000
Notes payable	3,588
Accounts payable	1,076,284
Accrued expenses	261,984
Due to related entity	28,213
Deferred tax liability	17,417

Total current liabilities	1,756,173

Other liabilities	66,813
Line-of-credit, long-term	3,499,711
Long-term debt, net of current portion	3,552,624
Notes payable to major stockholder	3,021,866

Total liabilities	11,897,187

Stockholders’ deficiency:
Preferred stock, $0.01 par value; 250,000 shares authorized, no shares issued	–
Common stock, $.001 par value; 10,000,000 shares authorized, 2,862,481 shares issued, 2,812,731 shares outstanding	2,862
Additional paid-in capital	5,669,622
Accumulated deficit	(6,708,444)
Treasury stock, 49,750 common shares at cost	(96,288)

Total stockholders’ deficiency	(1,132,248)

Total liabilities and stockholders’ deficiency	$10,764,939

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarter and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$1,553,016	$1,506,500	$5,633,025	$6,395,190

Cost of sales	1,461,763	1,180,752	4,666,906	4,314,058
Non-recurring inventory write-down	–	–	1,000,000	–
	1,461,763	1,180,752	5,666,906	4,314,058

Gross profit (loss)	91,280	325,748	(33,881)	2,081,132

Selling, general and administrative expenses	1,111,791	895,953	3,394,607	2,508,789

Loss from operations	(1,020,511)	(570,205)	(3,428,488)	(427,657)

Other income (expenses):
Interest income	–	110	–	4,983
Interest expense	(178,329)	(130,730)	(457,033)	(296,567)
Equity in earnings of unconsolidated subsidiary	18,710	25,572	48,019	69,806
Commissions from unconsolidated subsidiary	36,565	35,577	121,359	148,734
Miscellaneous	69,282	3,321	90,463	(11,756)

Total other expenses, net	(53,772)	(66,150)	(197,192)	(84,800)

Loss from continuing operations	(1,074,283)	(636,355)	(3,625,680)	(512,457)
Income (loss) from discontinued operations	–	116,713	(71,178)	179,221

Net loss	$(1,074,283)	$(519,642)	$(3,696,858)	$(333,236)

Basic and diluted income (loss) per common share, from continuing operations	$(0.38)	$(0.23)	$(1.29)	$(0.18)

Basic income (loss) per common share, from discontinued operations	$(0.00)	$0.04	$(0.03)	$0.06

Total loss per common share	$(0.38)	$(0.19)	$(1.32)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Nine Months Ended September 30, 2006
(Unaudited)

	Common Stock Outstanding	Common Stock Account	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total

Balance at January 1, 2006	2,792,781	$2,842	$5,778,649	$(168,410)	$(3,011,586)	$(96,288)	$2,505,207
Reversal of deferred compensation upon 123R adoption	–	–	(168,410)	168,410	–	–	–
Issuance of common stock under restricted stock plan	19,950	20	(20)	–	–	–	–
Deferred stock compensation recognized in operations	–	–	59, 403	–	–	–	59,403

Net loss	–	–	–	–	(3,696,858)	–	(3,696,858)

Balance September 30, 2006	2,812,731	$2,862	$5,669,622	$–	$(6,708,444)	$(96,288)	$(1,132,248)

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(3,696,858)	$(333,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	–	7,302
Depreciation and amortization	355,735	324,733
Provision for bad debts	180,000	–
Non-recurring inventory write-down	1,000,000	–
Non-competition agreement amortization	–	61,905
Deferred stock compensation	59,403	14,092
Equity in earnings of unconsolidated subsidiary	(48,019)	(69,806)
Gain on sale of equipment	(56,288)	–
Changes in assets and liabilities affecting cash flows from operating activities:

Decrease (increase) in:
Accounts receivable	(152,912)	1,091,410
Inventories	405,116	(676,980)
Due from related entity	411,504	(323,502)
Prepaid expenses and other current assets	155,489	(44,330)
Other assets	16,914	(54,763)
Increase (decrease) in:
Accounts payable	209,182	(904,333)
Accrued expenses	(189,572)	36,149
Due to major stockholder	(84,500)	–

Net cash used in operating activities	(1,434,746)	(871,359)

Cash flows from investing activities:
Cash disbursed relating to business acquisition	–	(2,600,000)
Investment in land for future development	(43,635)
Purchase of property and equipment	(504,549)	(741,170)
Collection of note receivable	50,079	6,170
Proceeds from the sale of property and equipment	119,000	–
Investment in unconsolidated subsidiary	(230,000)	–
Decrease in restricted cash	–	500,000

Net cash used in investing activities	(609,005)	(2,835,000)

Cash flows from financing activities:
Proceeds from notes payable issued to major stockholder	1,750,000	3,725,000
Proceeds from long-term debt	3,603,936	3,925,725
Repayment of notes payable to major stockholder	(3,178,134)	(258,333)
Debt issuance costs	–	(97,189)
Repayment of notes payable	(211,688)	(2,870,471)
Issuance of common stock from exercise of stock options and stock grants	–	18,305
Repayments of long-term debt and notes payable	(92,521)	(752,279)

Net cash provided by financing activities	1,871,593	3,690,758

Net decrease in cash and equivalents	(172,158)	(15,601)
Cash and equivalents at beginning of period	277,700	234,872

Cash and equivalents at end of period	$105,542	$219,271

See accompanying notes to condensed consolidated financial statements.

MARGO CARIBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements include the financial statements of Margo Caribe, Inc. and its wholly-owned subsidiaries (collectively “the Company”); Margo State Line, Inc. (since February 17, 2005), Margo Garden Products, Inc., Rain Forest Products Group, Inc. Margo Nursery Farms, Inc., Margo Landscaping and Design, Inc. (which ceased operating on February 28, 2006), and Margo Development Corporation.

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

The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2006. These statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted the provisions of SFAR 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going forward basis.  Under the modified prospective recognition method, restatement of consolidated income from prior interim and annual periods is not required, and accordingly, the Company has not provided such restatement for prior interim periods or fiscal years.  Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that remained outstanding on January 1, 2006 and all subsequent awards.  This pronouncement also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than as cash flows from operating activities.  The balance of any deferred compensation expense recorded in the balance sheet at December 31, 2005 was reclassified as Additional Paid-in Capital upon implementation of the standard.

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

During the quarter ended March 31, 2006, the Company granted 19,950 shares of restricted common stock with a market value of $7.25 per share on the date of grant under the Restricted Stock Plan to members of management and certain other employees.  The shares of restricted stock vest at the rate of 20% per year over a five-year period. These shares are subject to forfeiture if employment terminates prior to vesting. Under the terms of the Restricted Stock Plan, recipients of restricted shares are entitled to dividends and to vote their respective shares.  The value of all of the restricted shares is established based on the market price of the Company’s common stock option on the date of grant. As of September 30, 2006, 56,000 shares issued under this Plan were outstanding but not vested.

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

In 2006, the Company recognized the impact of all stock-based compensation in its consolidated statements of operations, and did not capitalize any amounts on the consolidated balance sheet.  The following table presents the stock-based compensation included in the Company’s consolidated statements of income and the effect on earnings per share:

	Quarter	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Stock-based compensation expense:
Selling, general and administrative	$13,291	$59,403

Net Compensation expense	$13,291	$59,403

Effect on earnings per share:
Basic earnings per share	$(0.01)	$(0.32)
Diluted loss per share	$(0.01)	$(0.32)

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and the compensation costs related to the employee stock options was generally not recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant.  The Company accounted for options granted to non employees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS No. 48, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards under any plan consistent with  the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share, on a pro forma basis would have been as follows:

	Quarter	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(519,642)	$(333,236)
Total stock based compensation expense determined under fair value based method for all awards	(5,132)	(9,183)

Pro forma net income	$(524,774)	$(342,419)

Loss per share:
Basic and diluted as reported	$(0.19)	$(0.12)

Basic and diluted pro forma	$(0.19)	$(0.12)

The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model using the weighted average assumptions in the schedule below (expected volatility is based upon the historical volatility of the Company’s stock price).

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Risk-free interest rate	N/A	5.26%	N/A	5.26%

Average life of options	N/A	10 yrs.	N/A	10 yrs.

Volatility	N/A	25.15%	N/A	17.61%

Dividend yield	N/A	0%	N/A	0%

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable that become uncollectible based on evaluations of collectibility of specific customers and such customers’ prior credit experience.  In addition, the Company evaluates the prior years' experience of the allowance as a whole.  As of September 30, 2006, the allowance for doubtful accounts was $448,113.

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

The Company has also identified certain plant inventory (principally palm and trees sold at commercial levels) for which there is currently a very limited market, due to the slow down in major hotel and other real estate developments. This inventory has been classified as non-current and it has been valued based on management’s best current estimate of its future realization.  As the holding period of these products increases, the risks of losses from possible plant disease and pests, weather issues, and excessive growth also increases.  Accordingly, actual losses may differ from management’s estimates. See Note 18 Subsequent Events.

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

Deferred Taxes

The Company has significant deferred tax assets (principally from available carryforward losses) which are entirely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future, by the individual entities, as under the Puerto Rico and Federal Codes, entities engaged in business in different jurisdictions or within Puerto Rico cannot file consolidate income tax returns. The amount of the deferred tax asset that is considered by management to be realizable could change in the near term depending on future levels of taxable income projected to be reported by the individual entities.

Investment in Unconsolidated Subsidiary

The Company accounts for the investment in which it owns less than 50% and does not have a controlling financial interest using the equity method. The Company has determined that this investment is not a variable interest entity as defined in Fin 46 (R) and does not require consolidation.

Reclassifications

Certain balances in the 2005 financial statements have been reclassified to conform to the current period presentation. Significant reclassifications were: 1) manufacturing costs and expenses ($69,354 for the quarter and $230,842 for the nine months) that have been reclassified from selling, general administrative to cost of sales; and 2) discontinued operations more fully disclosed in Notes 10 and 17.

Note 4 – New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. Management does not expect that the adoption of this SAB will have a significant effect on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. The implementation of this Statement will have no significant effect on the Company’s financial statements.

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

During the first quarter of 2006, the Company implemented SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the change.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

During the first quarter of 2006, the Company implemented SFAS No. 151, “Inventory Costs.” SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of this statement resulted in an increase in current period costs at the Plant Division that is operating below normal capacity.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Note 5 – Change in Accounting Estimate

Effective January 1, 2006, the Company reduced the estimated useful life of certain assets, to better match the estimated future benefits inherent in the assets.  The effect of this change was to increase the loss from continuing operations by approximately $69,000 (approximately $0.03 per share), during the nine months ended September 30, 2006.

Note 6 - Inventories

At September 30, 2006, inventories included the following:

Description	2006

Plant material - current portion	$591,222
Lawn and garden products	339,643
Mulch finished products	298,221
Raw materials and supplies	474,179

Current inventory	1,703,265
Plant material – non-current portion	433,074

$2,136,339

During 2006, the Company noted a continued softening of the Puerto Rico economy combined with significant consumer price increases that has affected the sale of plants for consumer markets. Because management did not foresee a significant change in this trend in the near-term, the Company wrote down inventories by $1,000,000, during the first quarter of 2006, which was management’s best estimate at that point in time. See Note 18 Subsequent Events.

Note 7 - Property and Equipment

At September 30, 2006, property and equipment included the following:

Description	2006

Real estate property, including $450,000 in land	$1,065,642
Leasehold improvements	1,242,041
Shade and green houses	1,521,642
Equipment and fixtures	3,244,688
Transportation equipment	353,353

7,427,366
Less accumulated depreciation and amortization	(3,455,592)

$3,971,774

As of September 30, 2006, the accumulated amortization of leasehold improvements (including shade and green houses) was approximately $1,260,000.  Related amortization expense for the nine-month period ended September 30, 2006 and 2005 amounted to approximately $62,000 and $65,000, respectively.

As of September 30, 2006, leasehold improvements (including shade and green houses) at the Plants Division had an unamortized book value of $1,503,683. See Note 18 Subsequent Events.

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

The investments in, and the results of operations of, Salinas are not consolidated with the financial statements of the Company, but instead the Company has accounted for its investment in Salinas using the equity method of accounting. At September 30, 2006 and for the nine months ended September 30, 2006 and 2005, Salinas’ unaudited condensed statements of financial position and results of operations information were as follows:

Assets	2006

Current assets	$2,452,190
Property and equipment, net	546,435

$2,998,625

Liabilities and Shareholders’ Equity

Current liabilities	$308,187
Long-term liabilities	–

Total liabilities	308,187
Shareholders’ equity	2,690,438

Total liabilities and shareholders’ equity	$2,998,625

Company’s share of equity	$896,693

Results of Operations	Nine Months Ended September 30,
	2006	2005
Sales	$914,290	$847,212
Cost of sales	501,082	371,852

Gross profit	413,208	475,360
General and administrative expenses	265,837	265,941

Net income	$147,371	$209,419

Company’s share of net income	$48,019	$69,806

For the nine months ended September 30, 2006, the change in the Company’s investment in Salinas Holdings, Inc., was as follows:

Description	Amount

Balance at January 1, 2006	$618,674
Additional investment	230,000
Equity in earnings of unconsolidated subsidiary for 2006	48,019

Balance at September 30, 2006	$896,693

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

On May 25, 2005, the Board of Directors of the Company approved a five-for-four stock split held in the form of a stock dividend. The stock dividend was issued on July 8, 2005 to all common shareholders of record at the close of business on June 17, 2005. The stock dividend resulted in 558,456 additional shares being issued.  Accordingly, the weighted average number of shares outstanding (and stock options) for the periods ended September 30, 2005 have been retroactively adjusted to reflect the effect of the stock dividend.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss attributable to common shareholders, from continuing operations	$(1,074,287)	$(636,355)	$(3,625,682)	$(512,457)

Net income (loss) attributable to common shareholders, from discontinued operations	$–	$116,713	$(71,178)	$179,221

Weighted average number of common shares outstanding	$2,800,023	$2,788,531	$2,800,023	$2,789,828

Basic and diluted loss per common share from continuing operations	$(0.38)	$(0.23)	$(1.29)	$(0.18)

Basic income (loss) per common share, from discontinued operations	$0.00	$0.04	$(0.03)	$0.06

Total net loss per share	$(0.38)	$(0.19)	$(1.32)	$(0.12)

For the period presented herein the effect of assumed exercised of stock option determined by using the treasury stock was anti-dilutive; thus no incremental shares were added to the weighted average number of common shares outstanding for the period.

For the quarter ended and the nine-months period ended September 30, 2006, the effect of the assumed exercise of stock options determined by using the treasury stock method was anti-dilutive; thus, no incremental shares were added to the weighted average number of common shares outstanding for the period.

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

Segment income (loss) associated with the discontinued landscaping segment was reclassified to income (loss) from discontinued operations.  The segment information for 2005 has been restated to reflect these changes and to reclassify certain general corporate overhead expenses, of $98,917 and $249,399, for the three and nine months ended September 30, 2005, respectively, originally charged to the now discontinued Landscaping segment to the continuing segments.

In addition, effective February 16, 2005, the Company acquired substantially all the assets and assumed certain liabilities and the operations of State Line Bark and Mulch, Inc., through its wholly-owned subsidiary, Margo State Line, Inc. (“State Line”), a Florida corporation. State Line is dedicated to the production and sale of mulch and other related products.

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

	Quarter Ended September 30, 2006
	Plants	Lawn & Garden Products	State Line	Real Estate	Totals
Revenue from external customers	$370,841	$654,747	$527,428	$–	$1,553,016
Inter-segment revenues	–	–	43,114	–	43,114
Interest income	–	–	–	–	–
Interest expense	14,473	15,101	148,755	–	178,329
Depreciation and amortization	71,194	9,116	29,301	–	109,611
Segment loss	(442,601)	(290,637)	(341,045)	–	(1,074,283)
Expenditures for segment assets	–	–	392,957	21,287	414,244

	Quarter Ended September 30, 2005
	Plants	Lawn & Garden Products	State Line	Real Estate	Totals
Revenue from external customers	$483,813	$638,474	$384,213	$–	$1,506,500
Inter-segment revenues	575	3,251	–	–	3,826
Interest income	110	–	–	–	110
Interest expense	78,591	–	52,139	–	130,730
Depreciation and amortization	64,154	12,246	18,206	–	94,606
Segment loss	(204,536)	(106,149)	(325,670)	–	(636,355)
Expenditures for segment assets	9,779	–	527,176	–	536,955

	Nine Months Ended September 30, 2006
	Plants	Lawn & Garden Products	State Line	Real Estate	Totals
Revenue from external customers	$1,498,221	$2,244,638	$1,890,166	$–	$5,633,025
Inter-segment revenues	2,931	–	169,149	–	172,080
Interest income	–	–	–	–	–
Interest expense	65,616	52,937	338,480	–	457,033
Depreciation and amortization	223,138	32,998	84,798	–	340,934
Segment loss (1)	(2,074,338)	(783,117)	(768,225)	–	(3,625,680)

Segment assets	3,608,294	902,979	5,046,423	1,207,243	10,764,939
Expenditures for segment assets	2,466	–	480,695	65,023	548,184

(1) The Plants segment includes a non-recurring inventory write-down of $1,000,000 recorded during the first quarter of 2006.

	Nine Months Ended September 30, 2005
	Plants	Lawn & Garden Products	State Line (1)	Real Estate	Totals
Revenue from external customers	$1,684,331	$2,584,113	$2,126,746	$–	$6,395,190
Inter-segment revenues	69,460	13,618	46,176	–	129,254
Interest income	4,610	–	373	–	4,983
Interest expense	190,203	–	106,364	–	296,567
Depreciation and amortization	192,515	45,448	44,237	–	282,200
Segment income (loss)	(198,143)	(274,300)	40,014	–	(512,457)
Segment assets	6,600,664	1,017,773	4,424,598	1,139,127	13,182,162
Expenditures for segment assets	50,979	–	640,137	8,000	699,116

(1)  Since inception on February 16, 2005.

See Note 17 for segment information related to the discontinued landscaping segment.

Note 11 - Supplemental Disclosures for the Consolidated Statements of Cash Flows

a)         Non-Cash Investing and Financing Activities

There were no significant non-cash transactions to exclude from the Company’s consolidated statements of cash flows.

b)         Other Cash Flow Transactions

Other cash flow transactions for the nine months ended September 30, 2006 and 2005, include interest payments amounting to approximately $466,000 and $297,000, respectively. There were no income tax payments for the nine months ended September 30, 2006 and 2005.

Note 12 - Major Customers

During the nine months ended September 30, 2006 and 2005, the Company’s single largest customer accounted for approximately 41% ($2,333,000) and 38% ($2,440,000), respectively, of the Company’s consolidated net sales.  There were no other customers accounting for 10% or more of the Company’s consolidated net sales.

For the Puerto Rico operations during the nine months ended September 30, 2006 and 2005 the Company’s two largest customers accounted for approximately 51% ($1,916,000) and 58% ($2,483,000) and 14% ($531,000) and 15% ($621,000), respectively, of the net sale from Puerto Rico’s operations.  There were no other customers accounting for 10% or more of the area’s net sales.

For State Line’s operations during the nine months ended September 30, 2006 and 2005, the Company’s single largest customer accounted for approximately 24% ($452,000) and 67% ($259,333) of the net sales from the State Line operations. Another customer accounted for approximately 18% ($340,000) of net sales from the State Line operations in 2006.  No sales were reported for this customer in 2005.  There were no other customers accounting for 10% or more of the area’s net sales.

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

Note 14 - Notes Payable to Principal Stockholder

Various notes payable to principal stockholder amounting to $3,021,866 are due on January 31, 2008.  These notes bear interest at the then current prime rate and are unsecured.  See Note 18 for disclosure about the subsequent restructuring of this debt.

For the nine months ended September 30, 2006 and 2005, interest expense on principal stockholder debt amounted to $108,758 and $174,527, respectively, and $41,968 and $66,546, for the three months then ended.

Note 15 - Notes Payable to Financial Institutions

Revolving Facilities:

On June 14, 2005, the Company entered into a long-term secured credit facility with a commercial financial institution. The note evidencing the facility provides for a maximum credit amount of $3,500,000 of which $3,499,711 outstanding as of September 30, 2006. Of this amount approximately $2,811,000 was used to refinance certain notes payable to another financial institution.  The credit facility is a revolving line-of-credit with a maturity date of September 13, 2007.  The note bears interest at a rate equal to the published 90-day LIBOR rate plus 275 basis points.  The note is secured with real estate consisting of parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia.  This note was refinanced on August 17, 2007.  The interest rate was changed to a fixed 8%  and its maturity date extended to August 17, 2009.

On August 9, 2006, Margo State Line also entered into a one-year revolving credit agreement for an aggregate principal amount of $1,000,000 ($100,000 outstanding as of September 30, 2006) to be used for general working capital.  The revolving credit facility has a maturity of August 9, 2007, and bears interest at a rate equal to the published 90-day LIBOR rate plus 200 basis points.  The note is secured by accounts receivable and inventory of State Line and is guaranteed by the principal stockholder.

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

On August 31, 2005, the Company entered into a long-term financing agreement with a commercial financial institution for $486,000 ($430,206 outstanding as of September 30, 2006).  The proceeds from the financing were used for the acquisition of mulch grinding equipment.  The note has a maturity date of September 30, 2012.  The note bears interest at 6.50% and is secured with the equipment acquired.

On October 17, 2005, the Company entered into a long-term financing agreement with a commercial financial institution. The note evidencing the agreement amounted to $279,000 ($234,200 outstanding as of September 30, 2006) and was used for the acquisition of distribution equipment and to refinance certain machinery acquired upon the acquisition of State Line.  The note has a maturity date of September 17, 2010.  The note bears interest at 6.95% and is secured with the equipment.

On August 9, 2006 Margo State Line, Inc. (“Margo State Line”), the Company’s wholly owned subsidiary, obtained a seven year $800,000 term loan used for the acquisition of and installation of robotics equipment at Margo State Line’s mill located in Folkston, Georgia.  The loan has a maturity of January 9, 2014 and bears interest at 6.88% and is secured with the equipment.

Note 16 – Other Related Party Transactions

For the nine months ended September 30, 2006 and for the year ended December 31, 2005, the Company provided certain services on behalf of the Spectors and to a company owned by them.  These payments amounted to $76,000 in 2006 and $30,000 in 2005. These amounts were settled prior to September 30, 2006, and the practice of providing services directly or indirectly on behalf of the principal stockholders was terminated.  See Part II, ITEM 5 of this Quarterly Report on Form 10-Q.

On January 1, 2004, but retroactive to January 1, 2003, the Company and the principal stockholders entered into a new lease agreement with respect to the Company’s main Puerto Rico nursery farm.  The lease has an initial term of five years and is renewable for one additional term of five years at the option of the Company.  During the initial term of the lease, rent is set at $24,000 per month.  During the renewal term, the rent increases to the greater of (x) $24,000 per month or (y) the original $24,000 per month adjusted on the basis of the increase in the Wholesale Price Index (“WPI”) published by the United States Department of Labor, Bureau of Labor Statistics, from the WPI which was in effect on January 1, 2003 to the WPI in effect on January 1, 2008.  Additionally, the Company was required to pay all taxes on the property, maintain certain insurance coverage and otherwise maintain and care for the property.  The lease also contains an option that permits the Company to purchase the property at its appraised value in the event of the death of both Mr. and Mrs. Spector.  In consideration of the option, the Company is required to pay the Spectors an additional $1,000 per month.  The independent directors approved the new lease agreement.  Rental payments made during the nine months ended September 30, 2006 and 2005 amounted to $225,000 for both years.

In connection with this lease, the principal stockholders also agreed to reimburse the Company for the unamortized value of the leasehold improvements to the property as of the date of termination of the lease.

During the nine months ended September 30, 2006 and 2005, $31,933 and $53,541, respectively, was purchased from a supplier which has one member of its Board of Directors in common with the Company.

Note 17-Discontinued Operations – Landscaping Division

In February 2006, the Company decided to discontinue the Landscaping operations and to dispose of the assets of such subsidiary.  After a careful evaluation of the results of the operations of such division, the cancellation of various important maintenance contracts, and the slow down of the Puerto Rico economy, management concluded that this operation is not expected to return to profitability in the foreseeable future.

The following represents summarized financial information of such subsidiary, which was consolidated within the Company totals for the nine months ended September 30, 2006, and 2005:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales and other income	$–	$412,226	$119,514	$1,276,584
Cost of sales	–	222,678	111,100	888,304

Gross margin	–	189,548	(8,414)	388,280
SG&A expenses	–	72,835	79,592	209,059

Net income (loss)	$–	$116,713	$(71,178)	$179,221
Expenditures for segment assets	$–	$–	$–	$42,054

Cost of sales of the discontinued segment includes depreciation expense of $14,801 and $40,743 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, the discontinued segment had no assets.

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

Note 18 – Subsequent Events

In December 2006, management determined that efforts to turn around the Plants segment had not resulted in any significant improvements and accordingly recorded an approximate $1,000,000 write down of leasehold improvements. The Company also wrote down plant inventories an additional $500,000.

Also in December 2006, the company foresaw that the market conditions for its State Line segment would prevent growth at the projected levels and accordingly determined that its goodwill was impaired and wrote off the balance.

On May 23, 2007, the Company restructured $3.9 million of outstanding of debt with its principal shareholder exchanging 15,600 of shares of its 6.5% cumulative convertible preferred stock with an aggregate liquidation value of $3.9 million for the consolidation of an equivalent amount of debt.  For additional information relating to the terms of the preferred stock please refer to the Company’s current Report on Form 8-E filed with the SEC on June 1, 2007.

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

On November 17, 2008, Margo State Line, Inc. was notified by a secured lender that four of their term loans were in technical default for failure to maintain certain financial ratio covenants.  One of the loans was subsequently paid in full and the Company has requested a waiver on the three remaining loan defaults.  The Company has always been and remains current with all loan payments on the three remaining loans.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Margo Caribe, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the business of manufacturing, growing and distributing lawn and garden products. The Company is engaged in the manufacturing and distribution of its own line of planting media and aggregates (including bark and premium mulch), growing and distributing of tropical plants and trees and the distribution of lawn and garden products.  In addition, since 2000, the Company holds real estate for future development of housing projects, and since 2003, the Company acts as sales representative for several consumer goods brands in Puerto Rico.  Effective February 28, 2006, the Company discontinued its landscaping operations which were conducted by Margo Landscaping & Design, Inc. (“Landscaping”).

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

State Line is engaged in the manufacturing and sale of bark and premium cypress and pine mulch, as well as several composted and potting soils.  State Line operates out of a facility in Folkston, Georgia and its products are primarily marketed in the United States, directly by the Company, and in Puerto Rico and the Caribbean, through Garden Products.

Garden Products is engaged in the sale of lawn and garden products, including plastic and terracotta pottery, planting media (soil, peat moss, etc.) and mulch.  Among the various lawn and garden product lines it distributes, Garden Products is the exclusive distributor (for Puerto Rico and the Caribbean) of Sunniland Corporation’s fertilizer and pesticide products, Greenes Fence Company, Fiskars Consumer Product Division,  Terro Products, Crysalia plastic pottery, Oldcastle Products Inc, Lambert Peat Moss, DEROMA Italian terracotta pottery and North American Outdoor Products.

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

Margo Development was created for the development of residential housing projects in Puerto Rico.  To date, Margo Development’s operations activities have been limited to requesting permits for the development of a new residential project in the Municipality of Arecibo, Puerto Rico.

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

The Company continues to expand State Line’s operations and is striving to become one of the leaders in the lawn and garden (mainly premium mulch, soil, and compost) industry in the Midwest, Northeast and Southeast U.S and, Puerto Rico.  However, through the end of 2008, most of the segment’s business was with a national hardware and home improvement chain to which the Company supplies the Jacksonville and Gainesville/Ocala markets.

As a result of the slowdown in the Puerto Rico economy, plant sales in this market continue to decline.  Accordingly, the Company will downsized the Nursery Farms operations in line with the decrease in business, and continued to closely monitor these operations to determine its future viability. In May 2007, management decided to significantly reduce these operations based on continued deteriorating economic trends in Puerto Rico.  By the end of 2007, substantially all operations of this segment had been discontinued.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

SUMMARY

For the third quarter ended September 30, 2006, the Company had a net loss from continuing operations of approximately ($1,074,000), compared to a net loss of approximately ($636,000) for the same period in 2005. These amounts represent a basic and diluted loss per common share of ($0.38) for the quarter ended September 30, 2006 and a basic and diluted loss per share of ($0.23) for the same period in 2005.  During this period in 2005, the Company also reported an income from discounted operations of $116,000. This represents an income per share of $0.04.

For the nine months ended September 30, 2006, the Company had a net loss from continuing operations of approximately ($3,626,000) compared to a net loss of approximately ($512,000) for the same period in 2005.  These amounts represent a basic and diluted loss per common share of ($1.29) for the nine months ended September 30, 2006, and a basic and diluted loss per share of ($0.18) for the comparable period in 2005. For the same periods net income (loss) from discontinued operations were ($71,000) in 2006 and $179,000 in 2005, which represent a basic income (loss) per share of ($0.03) and $0.06, respectively.

Of the total operating losses reported for the nine month period September 30, 2006, approximately ($2,857,000) relate to the Puerto Rico operations.  This was primarily the direct effect of deteriorating economic trends in Puerto Rico together with rate increases in the basic services offered by the government such as water, electricity, and tolls, which has forced customers to reduce their discretionary spending.  Also included in the Puerto Rico results is a non-recurring inventory write-down of $1,000,000 and an $180,000 increase in the provision for doubtful accounts, both recorded during the first quarter of 2006.

SALES

For the quarter ended September 30, 2006, the Company's consolidated net sales from continuing operations were approximately $1,553,000, compared to approximately $1,507,000 for the same period in 2005, representing an overall increase of approximately $46,000, or 3%.  For the nine months ended September 30, 2006, the Company's consolidated net sales from continuing operations were approximately $5,633,000, compared to approximately $6,395,000 for the same period in 2005, representing an overall decrease of approximately $762,000 or 12%.

Net sales by segment for the quarter and nine months ended September 30, 2006 and 2005, excluding inter-segment sales, are shown below:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Continuing Segments
State Line	$527,000	$384,000	$1,890,000	$2,127,000
Plants	371,000	484,000	1,498,000	1,684,000
Lawn & Garden	655,000	638,000	2,245,000	2,584,000

	$1,553,000	$1,506,000	$5,633,000	$6,395,000

Discontinued Segment
Landscaping	–	412,000	120,000	1,277,000

Total	$1,553,000	$1,918,000	$5,753,000	$7,672,000

GROSS PROFIT

For the quarter ended September 30, 2006, the consolidated gross profit from continuing operations was approximately 6% of consolidated net sales compared to approximately 22% for the same period in 2005.

For the nine months ended September 30, 2006, the consolidated gross profit from continuing operations was approximately minus 1% of net consolidated sales compared to approximately 33% for the same period in the year 2005.

Gross profits by segments for the quarter and nine months ended September 30, 2006 and 2005, excluding inter-segment sales, are shown below:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Continuing Segments
State Line	9%	(6%)	9%	27%
Lawn & Garden	34%	49%	40%	40%
Plants (1)	(48%)	17%	(75%)	26%

Discontinued Segment
Landscaping	–	46%	(31%)	30%

(1)
For 2005, State Line gross profit had been charged to reflect a reclassification of certain expenses, totaling $69,354 for the quarter and $230,841 for the nine months period, originally classified as administrative to cost of sales.

(2)	Plant’s gross profits for the nine months ended September 30, 2006, includes non-recurrent inventory write-offs of $1,000,000 recorded during the first quarter of 2006.

STATE LINE SEGMENT

Quarter

State Line segment’s net losses were approximately ($341,000) for the quarter ended September 30, 2006, compared to a net loss of approximately ($326,000) for the same period in 2005.  During the quarter ended September 30, 2006, sales were $143,000 higher the same period last year.

Total net sales for the quarter ended September 30, 2006 and 2005 were approximately $527,000 and $384,000, respectively.

For the quarters ended on September 30, 2006 and 2005 the gross profit was 9% and minus 6%, respectively.

Operating expenses remained at the same level reflecting their fixed nature.  However, due to the reduction in sales of the Puerto Rico segments, more selling, general and administrative expenses were allocated to this segment.  Lastly, during 2006, interest expense amounting to $149,000 was incurred associated to the debt obtained for the acquisition of fixed assets for this segment, compared to $52,000 in the same period last year.

Nine Months

State Line segment’s net losses were approximately ($768,000) for the nine months ended September 30, 2006, compared to a net income of approximately $40,000 for the same period last year.  During the nine months period ended September 30, 2006, sales were $237,000 below the same period last year.

Operating expenses remained basically at the same level reflecting their fixed nature, although, due to the reduction in sales of the Puerto Rico segments, more selling, general and administrative expenses were allocated to this segment.  Lastly, during 2006, interest amounting to $338,000 was incurred associated to the debt issued for the acquisition of fixed assets for the modernization of this segment’s production line.

Total net sales for the nine months ended September 30, 2006 and 2005 were approximately $1,890,000 and $2,127,000, respectively.  Gross profit for the nine months period ended September 30, 2006 and 2005 was approximately 9% and 27%, respectively.  This segment’s gross profit margin was adversely affected during the 2006 period by lack of adequate sale volumes to maintain production efficiency, certain changes made in the production process while still in the development process, and higher raw material costs.  Improvements in sales volumes in the future should also result in improved gross margins.

LAWN & GARDEN SEGMENT

Quarter

The Lawn & Garden segment’s net losses were approximately ($291,000) and ($106,000) for the three months periods ended September 30, 2006 and 2005, respectively.  The increase in net loss is as compared to the same period in last year, resulted from an increase in expenses allocated to this segment during 2006 driven by the decrease in sales in both the Plants and Landscaping segments and an increase of $90,000 in the bad debts provision.

Total net sales from the Lawn & Garden segment were approximately $655,000 for the three months ended September 30, 2006, compared to approximately $638,000 for the same period in 2005.

Gross profit for the three months ended September 30, 2006 and 2005 was approximately 34% and 49%, respectively.

Nine Months

The Lawn & Garden segment’s net losses were approximately ($783,000) and ($274,000) for the nine months ended September 30, 2006 and 2005, respectively.  The increase in net loss is, as compared to the same period last year, resulted from a decrease in sales of approximately $339,000 combined with an increase in expenses allocated to this segment during 2006 driven by the decrease in sales in both the Plants and Landscaping segments, and an increase of $90,000 in the provisions for bad debts.

Total net sales from the Lawn & Garden segment were approximately $2,245,000 for the nine months ended September 30, 2006, compared to approximately $2,584,000 for the same period in 2005.  The decrease reflects the effects of the deteriorating economic trends in Puerto Rico, which resulted in a decrease in discretionary spending by consumers.

Gross profit for the nine months ended September 30, 2006 and 2005 was 40% for both periods.  This is an indication that even with a decrease in volume this segment is able to sustain reasonable gross profits.

PLANTS SEGMENT

Quarter

The Plants segment’s net loss was approximately ($443,000) for the three months ended September 30, 2006, compared to a net loss of approximately ($205,000) for the three months ended September 30, 2005,  principally the result of lower sales and lower margins.

Plant’s segment sales for the three months ended September 30, 2006 were approximately $371,000, compared to $484,000 during the same period in 2005.  This represents a reduction in sales of approximately $113,000 or 23%. Sales, to large retailers were affected by the deteriorating economic trends in Puerto Rico.

For the three months ended September 30, 2006 and 2005, commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) were $55,000 and $61,000, respectively.

Nine Months

The Plants segment’s net loss was approximately ($2,074,000) for the nine months ended September 30, 2006, compared to a net loss of approximately ($198,000) for the nine months ended September 30, 2005.  This segment’s results were adversely affected by the continued reduction in sales experienced during 2005, inventory write-downs of $1,000,000 recorded during the first quarter of 2006, and increased provision for losses on uncollectible receivables of approximately $90,000.

Plant’s segment sales for the nine months ended September 30, 2006 were approximately $1,498,000, compared to $1,684,000 during the same period in 2005.  This represents a reduction in sales of approximately $186,000 or 11%.  Additionally, sales to large retailers were affected by the deteriorating economic trends in Puerto Rico, which resulted in increased purchases of bedding plants and certain plants which usually have low average selling prices.

For the nine months ended September 30, 2006 and 2005, commissions and equity in earnings from an investment in an unconsolidated joint venture (Salinas Holdings) were $169,000, compared to $219,000, respectively.

LANDSCAPING SEGMENT (DISCONTINUED)

The Landscaping segment’s net loss was approximately ($71,000) for the nine month period ended September 30, 2006 compared to a net income of approximately $179,000 for the nine months ended September 30, 2005. The net loss of the landscaping segment for the nine month period ended September 30, 2006 was primarily related to a reduction in revenues of approximately $1,157,070 when compared to the same period in the prior year, due to the termination of this segment on February 28, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,112,000 and $896,000 for the quarters ended September 30, 2006 and 2005, respectively.  This represents an increase of 24% or $216,000.

For the nine months ended September 30, 2006 and 2005, these expenses were approximately $3,395,000 and $2,509,000, respectively.  This represents an increase of approximately 35% or $886,000.

Included as part of the year-to-date 2006 expenses are $180,000 of additional reserve for uncollectible accounts, and nine months of expenses relating to State Line’s operations compared to seven months in 2005.  State Line was acquired effective February 16, 2005, thus, in 2006, it has full nine-months of expenses.

Operating expenses for the nine months ending September 30, 2006 also reflect the full impact of increases in primary services offered by the Puerto Rico government such as power, water and tolls among others which were not fully in place during 2005.  Also, 2006 figures reflect a nine month impact of increase in gas prices compared to approximately six months in 2005. This has presented a challenge to management to further implement cost containment programs and more aggressive cost resource management strategies.

OTHER INCOME AND EXPENSES

Interest income for the nine month period ended September 30, 2005 was approximately $5,000 (none in 2006).  Interest income was mainly derived from a $500,000 certificate of deposit and cash balances of State Line during the first quarter of 2005.

Interest expense for the nine month periods ended September 30, 2006 and 2005, was approximately $457,000 and $297,000, respectively.  The increase in interest expense is related to the increase in borrowings used to fund the Company’s operations, for the acquisition of State Line effective February 16, 2005, and for the investment in equipment for State Line to increase production.

Participation in income of the unconsolidated subsidiary and commission income from the same entity for the nine months ended September 30, 2006 and 2005 was approximately $169,000 and $219,000, respectively.  This decrease is due to a reduction in sales of the unconsolidated subsidiary (Salinas Holdings, Inc.) caused by reduced levels of production of sod during 2006 and the slowdown in sales due to the economic deteriorating condition in Puerto Rico.

FINANCIAL CONDITION

The Company's current ratio showed a decrease to 1.78 to 1 on September 30, 2006, compared to 2.52 to 1 on September 30, 2005.  This decrease is mostly attributable to the inventory write downs and the losses incurred during 2006.

On September 30, 2006, total assets were approximately $10,765,000, compared to approximately $13,521,000 in total assets on December 31, 2005. The major fluctuations in assets were:

•	Due from related entities decreased by approximately $359,000, from collections received.

•	Inventories decreased by approximately $1,405,000, primarily the result of inventory reductions and write-downs relating to the Plants segment.

•
Investment in unconsolidated subsidiary increased by approximately $278,000 as a result of the capital investment of $230,000 made during the nine month period and approximately $48,000 equity on earnings for the period.

Shareholders' equity as of September 30, 2006, decreased by approximately $3,637,000, principally as a result of the net losses for the nine month period then ended of approximately $3,697,000.

During the nine months ended September 30, 2006, the Company issued 19,950 shares of common stock.  The awards did not result in any net proceeds to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since January 1, 2005, the Company has received advances from its principal stockholder of $5,475,000, of which $2,917,000 were refinanced in the first quarter of 2006 with a loan from a commercial bank guaranteed by assets provided by the principal stockholder. The Company did not pay any commitment fee or commission in connection with the stockholder loans.  The Company’s Board of Directors believes that the terms and conditions of the stockholder loans are at least as favorable to the Company as those that could have been obtained from an unaffiliated third party.  During 2007, the Company’s debt to its principal stockholder was converted into convertible preferred stock as disclosed in Note 18.

The Company also finances its working capital needs with borrowings under credit facilities with commercial banks.  As of September 30, 2006, the Company had two revolving credit facilities totaling $4,500,000, of which $3,600,000 were drawn. These credit facilities are secured by real estate consisting of parcels of land in Garrochales, Puerto Rico and in Folkston, Georgia, other assets of the Company, and personally by the principal stockholder.

The Company’s State Line operations are involved in the expansion of its operations and including among other things, the purchase of an automated packing line. This investment has been substantially financed with five-year bank loans.

Due to the nature of the State Line operations, where a limited number of products are manufactured, inventory levels are normally not high. Previously, the Nursery operations required high quantities of plants in stock; however, as Nursery operations have been reduced the inventory levels have also been reduced.

ITEM 3.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In light of the material weaknesses described above, in preparing our condensed consolidated financial statements at and for the period ended September 30, 2006, we performed additional procedures in an attempt to ensure that such financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

Not Applicable

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The Company is a party to several legal proceedings in the ordinary course of its business, none of which, in the opinion of management, will have a material adverse effect on the Company’s Financial Condition or Results of Operations.

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
John Upchurch, Vice President and
Chief Financial Officer